Form 10-Q
period 2018-03-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2018-04-25
CIK 1166691, 902739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date:
As of March 31, 2018, there were 4,607,671,892 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.
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
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2018. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by online distribution platforms for viewing content could adversely affect our businesses and challenge existing business models

•	a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses

•	our businesses depend on keeping pace with technological developments

•	we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses

•	programming expenses for our video services are increasing, which could adversely affect our Cable Communications segment’s video business

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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2018	2017
Revenue	$22,791	$20,587
Costs and Expenses:
Programming and production	7,429	6,061
Other operating and administrative	6,514	5,939
Advertising, marketing and promotion	1,604	1,577
Depreciation	2,011	1,915
Amortization	588	553
Total costs and expenses	18,146	16,045
Operating income	4,645	4,542
Interest expense	(777)	(755)
Investment and other income (loss), net	126	130
Income before income taxes	3,994	3,917
Income tax expense	(818)	(1,262)
Net income	3,176	2,655
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	58	82
Net income attributable to Comcast Corporation	$3,118	$2,573
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.67	$0.54
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.66	$0.53
Dividends declared per common share	$0.19	$0.1575
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(in millions)	2018	2017
Net income	$3,176	$2,655
Unrealized gains (losses) on marketable securities, net of deferred taxes of $— and $(61)	(1)	104
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(9) and $(4)	29	7
Amounts reclassified to net income:
Realized (gains) losses on cash flow hedges, net of deferred taxes of $6 and $—	(20)	—
Employee benefit obligations, net of deferred taxes of $2 and $(37)	(8)	63
Currency translation adjustments, net of deferred taxes of $(47) and $(41)	157	157
Comprehensive income	3,333	2,986
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	58	82
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	87
Comprehensive income attributable to Comcast Corporation	$3,271	$2,817
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31
(in millions)	2018	2017
Operating Activities
Net income	$3,176	$2,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,599	2,468
Share-based compensation	199	173
Noncash interest expense (income), net	75	58
Net (gain) loss on investment activity and other	(74)	(73)
Deferred income taxes	389	269
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	85	522
Film and television costs, net	(45)	46
Accounts payable and accrued expenses related to trade creditors	200	(194)
Other operating assets and liabilities	(1,130)	(299)
Net cash provided by operating activities	5,474	5,625
Investing Activities
Capital expenditures	(1,973)	(2,078)
Cash paid for intangible assets	(419)	(385)
Acquisitions and construction of real estate properties	(59)	(130)
Acquisitions, net of cash acquired	(89)	(216)
Proceeds from sales of investments	81	51
Purchases of investments	(220)	(1,062)
Other	387	67
Net cash provided by (used in) investing activities	(2,292)	(3,753)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(902)	(1,893)
Proceeds from borrowings	4,043	3,500
Repurchases and repayments of debt	(1,265)	(1,059)
Repurchases of common stock under repurchase program and employee plans	(1,729)	(996)
Dividends paid	(738)	(657)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(79)	(72)
Other	94	36
Net cash provided by (used in) financing activities	(576)	(1,141)
Increase (decrease) in cash, cash equivalents and restricted cash	2,606	731
Cash, cash equivalents and restricted cash, beginning of period	3,571	3,415
Cash, cash equivalents and restricted cash, end of period	$6,177	$4,146
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$6,030	$3,428
Receivables, net	8,759	8,834
Programming rights	1,354	1,613
Other current assets	2,610	2,468
Total current assets	18,753	16,343
Film and television costs	7,402	7,087
Investments	7,095	6,931
Property and equipment, net of accumulated depreciation of $50,393 and $49,916	39,068	38,470
Franchise rights	59,365	59,364
Goodwill	37,147	36,780
Other intangible assets, net of accumulated amortization of $12,465 and $11,950	18,339	18,133
Other noncurrent assets, net	3,707	4,354
Total assets	$190,876	$187,462
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$7,349	$6,908
Accrued participations and residuals	1,659	1,644
Deferred revenue	1,578	1,687
Accrued expenses and other current liabilities	5,554	6,620
Current portion of long-term debt	3,039	5,134
Total current liabilities	19,179	21,993
Long-term debt, less current portion	63,678	59,422
Deferred income taxes	24,702	24,259
Other noncurrent liabilities	11,253	10,972
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,354	1,357
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,480,462,920 and 5,507,854,670; outstanding, 4,607,671,892 and 4,635,063,642	55	55
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,375	37,497
Retained earnings	38,961	38,202
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	608	379
Total Comcast Corporation shareholders’ equity	69,482	68,616
Noncontrolling interests	1,228	843
Total equity	70,710	69,459
Total liabilities and equity	$190,876	$187,462
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	B
Balance, December 31, 2016	$1,446	$56	$—	$38,230	$23,065	$(7,517)	$98	$2,231	$56,163
Stock compensation plans				114					114
Repurchases of common stock under repurchase program and employee plans				(178)	(828)				(1,006)
Employee stock purchase plans				39					39
Dividends declared					(751)				(751)
Other comprehensive income (loss)							244	87	331
Contributions from (distributions to) noncontrolling interests, net	(8)							(34)	(34)
Other	(11)			(90)				252	162
Net income (loss)	29				2,573			53	2,626
Balance, March 31, 2017	$1,456	$56	$—	$38,115	$24,059	$(7,517)	$342	$2,589	$57,644
Balance, December 31, 2017	$1,357	$55	$—	$37,497	$38,202	$(7,517)	$379	$843	$69,459
Cumulative effects of adoption of accounting standards					(43)		76		33
Stock compensation plans				127					127
Repurchases of common stock under repurchase program and employee plans				(294)	(1,432)				(1,726)
Employee stock purchase plans				48					48
Dividends declared					(884)				(884)
Other comprehensive income (loss)							153	4	157
Contributions from (distributions to) noncontrolling interests, net	(17)							350	350
Other	(10)			(3)				(3)	(6)
Net income (loss)	24				3,118			34	3,152
Balance, March 31, 2018	$1,354	$55	$—	$37,375	$38,961	$(7,517)	$608	$1,228	$70,710
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Condensed Consolidated Financial Statements
Basis of Presentation
We have prepared these unaudited condensed consolidated financial statements based on SEC rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our consolidated results of operations, cash flows and financial condition for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2017 Annual Report on Form 10-K and the footnotes within this Form 10-Q.
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2018. See Note 7 for a discussion of the effects of the adoption of new accounting pronouncements and tax reform on our condensed consolidated financial statements.
Note 2: Segment Information
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

•
Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, along with a consortium of Chinese state-owned companies, we are developing a Universal theme park and resort in Beijing, China.

We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to Comcast Corporation excluded from Adjusted EBITDA are not separately evaluated. Our financial data by business segment is presented in the tables below.

Comcast Corporation

	Three Months Ended March 31, 2018
(in millions)	Revenue	Adjusted EBITDA(e)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$13,518	$5,415	$2,053	$1,688	$269
NBCUniversal
Cable Networks(a)	3,194	1,268	189	3	4
Broadcast Television(a)	3,497	507	34	30	72
Filmed Entertainment	1,647	203	28	7	6
Theme Parks	1,281	495	155	182	16
Headquarters and Other(b)	14	(188)	104	47	32
Eliminations(a)(c)	(103)	—	—	—	—
NBCUniversal	9,530	2,285	510	269	130
Corporate and Other(d)	391	(397)	36	16	20
Eliminations(a)(c)	(648)	(59)	—	—	—
Comcast Consolidated	$22,791	$7,244	$2,599	$1,973	$419

	Three Months Ended March 31, 2017
(in millions)	Revenue	Adjusted EBITDA(e)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$13,050	$5,174	$1,946	$1,781	$322
NBCUniversal
Cable Networks	2,640	1,115	214	2	3
Broadcast Television	2,208	322	32	29	3
Filmed Entertainment	1,967	371	22	10	5
Theme Parks	1,118	397	142	229	13
Headquarters and Other(b)	8	(185)	98	15	31
Eliminations(c)	(88)	(1)	—	—	—
NBCUniversal	7,853	2,019	508	285	55
Corporate and Other(d)	208	(194)	14	12	8
Eliminations(c)	(524)	11	—	—	—
Comcast Consolidated	$20,587	$7,010	$2,468	$2,078	$385

(a)
The revenue and operating costs and expenses associated with our broadcast of the 2018 PyeongChang Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcast of the 2018 Super Bowl were reported in our Broadcast Television segment. Included in Eliminations are transactions relating to these events that our Broadcast Television and Cable Networks segments enter into with our other segments.

(b)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(c)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Cable Networks segment generates revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•	our Broadcast Television segment generates revenue from the fees received under retransmission consent agreements with our Cable Communications segment

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Cable Networks and Broadcast Television segments generate revenue by selling advertising to our Cable Communications segment

•
our Filmed Entertainment and Broadcast Television segments generate revenue by licensing content to our Cable Networks segment; for segment reporting, this revenue is recognized as the programming rights asset for the licensed content is amortized based on third party revenue

(d)
Corporate and Other activities include costs associated with overhead and personnel, revenue and expenses associated with other business development initiatives, including our wireless phone service, and the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

(e)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to Comcast Corporation before net income attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance.

Comcast Corporation

Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended March 31
(in millions)	2018	2017
Adjusted EBITDA	$7,244	$7,010
Depreciation	(2,011)	(1,915)
Amortization	(588)	(553)
Interest expense	(777)	(755)
Investment and other income (loss), net	126	130
Income before income taxes	$3,994	$3,917
Note 3: Revenue

	Three Months Ended March 31
(in millions)	2018	2017
Residential:
Video	$5,659	$5,706
High-Speed Internet	4,157	3,842
Voice	1,006	1,034
Business services	1,726	1,543
Advertising	582	554
Other	388	371
Total Cable Communications(a)	13,518	13,050

Distribution	1,887	1,562
Advertising	988	826
Content licensing and other	319	252
Total Cable Networks	3,194	2,640

Advertising	2,365	1,279
Content licensing	522	503
Distribution and other	610	426
Total Broadcast Television	3,497	2,208

Theatrical	423	651
Content licensing	733	734
Home entertainment	248	286
Other	243	296
Total Filmed Entertainment	1,647	1,967

Total Theme Parks	1,281	1,118
Headquarters and Other	14	8
Eliminations(b)	(103)	(88)
Total NBCUniversal	9,530	7,853

Corporate and Other	391	208
Eliminations(b)	(648)	(524)
Total revenue	$22,791	$20,587

(a)	For the three months ended March 31, 2018 and 2017, 2.8% and 2.9%, respectively, of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.

Comcast Corporation

We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Three Months Ended March 31
(in millions)	2018	2017
United States	$20,885	$18,832
Foreign	1,906	1,755
Total revenue	$22,791	$20,587
No single customer accounted for a significant amount of revenue in any period presented.
Cable Communications Segment
Residential
Our Cable Communications segment generates revenue from residential customers subscribing to our video, high-speed Internet, voice, and security and automation services, which we market individually and as bundled services at a discounted rate in the United States. Revenue from residential customers that purchase bundled services at a discounted rate is allocated between the separate services based on the respective stand-alone selling prices. The stand-alone selling prices are determined based on the current prices at which we separately sell the cable services. Significant judgment is used to determine performance obligations that should be accounted for separately and the allocation of revenue when services are combined in a bundle. Revenue related to our security and automation services is reported in other revenue.
We recognize revenue from residential cable services as the services are provided on a monthly basis. Subscription rates and related charges vary according to the services and features customers receive. Customers are typically billed in advance and pay on a monthly basis. Installation fees are deferred and recognized as revenue over the period of benefit to the customer, which is less than a year for residential customers. While a portion of our residential customers are subject to contracts for their cable services, which are typically 2 years in length, based on our evaluation of the terms of these contracts, we recognize revenue for these cable services on a basis that is consistent with our customers that are not subject to contracts. Our cable services generally involve customer premise equipment, such as set-top boxes, cable modems and wireless gateways. The timing and pattern of recognition for customer premise equipment revenue are consistent with those of our residential cable services. Sales commissions related to our residential customers are expensed as incurred, as the related period of benefit is less than a year.
Under the terms of our cable franchise agreements, we are generally required to pay the cable franchising authority an amount based on our gross video revenue. We generally pass these and other similar fees through to our cable services customers and classify these fees in the respective cable service revenue, with the corresponding costs included in other operating and administrative expenses.
Business Services
Our Cable Communications segment generates revenue from business customers subscribing to a variety of products and services. Our small business services offerings primarily include high-speed Internet services, as well as voice and video services, similar to those that we provide to our residential customers, and also include cloud-based solutions that provide file sharing, online backup and web conferencing, among other features. We also offer Ethernet network services that connect multiple locations and provide higher downstream and upstream speed options to medium-sized customers and larger enterprises, as well as advanced voice services. In addition, we provide cellular backhaul services to mobile network operators to help these customers manage their network bandwidth.
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
We recognize revenue from business services as the services are provided on a monthly basis. Substantially all of our business customers are initially under contracts, with terms typically ranging from 2 years for small and medium-sized businesses to up to 5 years for larger enterprises. At any given time, the amount of future revenue to be earned related to fixed pricing under existing agreements is equal to approximately half of our annual business services revenue, of which the substantial majority will be recognized within 2 years. Customers with contracts may only discontinue service in accordance with the terms of their contracts. We receive payments from business customers based on a billing schedule established in our contracts, which is typically on a monthly basis. Installation revenue related to our business services customers and sales commissions are generally deferred and recognized over the respective contract terms.

Comcast Corporation

Advertising
Our Cable Communications segment generates revenue from the sale of advertising and from our advanced advertising businesses. As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we sell to local, regional and national advertisers. In most cases, the available advertising units are sold by our sales force. We also represent the advertising sales efforts of other multichannel video providers in some markets. Since we are acting as the principal in these arrangements, we record the advertising that is sold in advertising revenue and the fees paid to multichannel video providers in other operating and administrative expenses. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us and record the revenue net of agency commissions. In addition, we generate revenue from the sale of advertising online and on our On Demand service. We enter into advertising arrangements with customers and have determined that a contract exists once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and the timing of airing is scheduled. Advertisements are generally aired or viewed within one year once all terms and conditions are agreed upon. Advertising revenue is recognized in the period in which advertisements are aired or viewed. Payment terms vary by contract, although terms generally require payment within 30 to 60 days from when advertisements are aired or viewed. Our advanced advertising businesses provide technology, tools, marketplace solutions and data-driven insights to various customers in the media industry to more effectively engage with their targeted audiences. Revenue earned from our advanced advertising businesses is recognized when services are provided.
NBCUniversal Segments
Distribution
Our Cable Networks segment generates distribution revenue from the distribution of our cable network programming to traditional and virtual multichannel video providers. Our Broadcast Television segment generates distribution revenue from the fees received under retransmission consent agreements and associated fees received from NBC-affiliated local broadcast television stations.
Distribution revenue is recognized as programming is provided on a monthly basis, generally under multiyear agreements. Monthly fees received under distribution agreements with multichannel video providers are generally based on the number of subscribers. Payment terms and conditions vary by contract type, although terms generally include payment within 30 to 60 days.
Advertising
Our Cable Networks and Broadcast Television segments generate advertising revenue from the sale of advertising on our cable and broadcast networks, our owned local broadcast television stations and various digital properties.
We enter into advertising arrangements with customers and have determined that a contract exists once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and the timing of airing is scheduled. Advertisements are generally aired or viewed within one year once all terms are agreed upon. Advertising revenue is recognized, net of agency commissions, in the period in which advertisements are aired or viewed and payment occurs thereafter, generally within 30 days. In some instances, we guarantee audience ratings for the advertisements. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing.
Theatrical
Our Filmed Entertainment segment theatrical revenue is generated from the worldwide theatrical release of our produced and acquired films for exhibition in movie theaters and is affected by the timing, nature and number of films released in movie theaters and their acceptance by audiences. Theatrical revenue is also affected by the number of exhibition screens, ticket prices, the percentage of ticket sale retention by the exhibitors and the popularity of competing films at the time our films are released. We recognize theatrical revenue as the films are viewed and exhibited in theaters and payment generally occurs within 60 days after exhibition.
Content Licensing
Our Cable Networks, Broadcast Television and Filmed Entertainment segments generate revenue from the licensing of our owned film and television content in the United States and internationally to cable, broadcast and premium networks and subscription video on demand services. Our content licensing agreements generally include fixed pricing and span multiple years. For example, following a film’s theatrical release, our Filmed Entertainment segment may license the exhibition rights of a film to different customers over multiple successive distribution windows.

Comcast Corporation

We recognize revenue when the content is delivered and available for use by the licensee. When the term of an existing agreement is renewed or extended, we recognize revenue at the later of when the content is available or when the renewal or extension period begins. Payment terms and conditions vary by contract type, although payments are generally collected over the license term. The amount of future revenue to be earned related to fixed pricing under existing agreements primarily relates to our Filmed Entertainment segment, which at any given time equals approximately 1 to 2 years of our annual Filmed Entertainment content licensing revenue. The substantial majority of this revenue will be recognized within 2 years. This amount may fluctuate from period to period depending on the timing of the release and the availability of content under existing agreements and may not represent the total content licensing revenue expected to be recognized as it does not include revenue from future agreements or from variable pricing or optional purchases under existing agreements.
For our content licensing agreements that also include variable pricing, such as pricing based on the number of subscribers to a subscription video on demand service, we generally recognize revenue for variable pricing as the content is delivered and available and as the variable amounts become known.
Home Entertainment
Our Filmed Entertainment segment generates revenue from the sale of our produced and acquired films on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through digital distribution services. Our Cable Networks and Broadcast Television networks also generate revenue from the sale of owned programming on DVDs and through digital distribution services, which is reported in other revenue. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers. Payment terms generally include payment within 60 to 90 days from delivery to the retailer.
Theme Parks
Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. Guest spending includes in-park spending on food, beverages and merchandise. We recognize revenue from theme park ticket sales when the tickets are used, generally within a year from the date of purchase. For annual passes, we generally recognize revenue on a straight-line basis over the period the pass is available to be used. We recognize revenue from guest spending at the point of sale.
Condensed Consolidated Balance Sheet
The following tables summarize our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheet that relate to the recognition of revenue and collection of the related cash, as well as deferred costs associated with our contracts with customers.

(in millions)	March 31, 2018	December 31, 2017
Receivables, gross	$9,052	$9,122
Less: Allowance for doubtful accounts	293	288
Receivables, net	$8,759	$8,834

(in millions)	March 31, 2018	December 31, 2017
Noncurrent receivables (included in other noncurrent assets, net)	$1,180	$1,184
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$929	$922
Noncurrent deferred revenue (included in other noncurrent liabilities)	$536	$497
In our Cable Communications segment, we manage credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data, as well as offering customers the opportunity to establish automatic monthly payments. If a customer’s account is delinquent, various measures are used to collect outstanding amounts, including termination of the customer’s cable services.

Comcast Corporation

Note 4: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended March 31
	2018			2017
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$3,118	4,633	$0.67	$2,573	4,747	$0.54
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		72			85
Diluted EPS attributable to Comcast Corporation shareholders	$3,118	4,705	$0.66	$2,573	4,832	$0.53
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three months ended March 31, 2018 and 2017.
Note 5: Long-Term Debt
As of March 31, 2018, our debt had a carrying value of $66.7 billion and an estimated fair value of $70.7 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Borrowings
(in millions)	Three months ended March 31, 2018
Comcast 3.90% senior notes due 2038	$1,200
Comcast 3.55% senior notes due 2028	1,000
Comcast 4.00% senior notes due 2048	1,000
Comcast 4.25% senior notes due 2053	800
Other	43
Total	$4,043

Debt Repayments
(in millions)	Three months ended March 31, 2018
Comcast 5.875% senior notes due 2018	$900
Other	365
Total	$1,265
In April 2018, NBCUniversal Enterprise repaid at maturity $700 million aggregate principal amount of senior floating rate notes due 2018 and $1.1 billion aggregate principal amount of 1.662% senior notes due 2018.
Revolving Credit Facilities
As of March 31, 2018, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $8.3 billion, which included $1.5 billion available under NBCUniversal Enterprise’s revolving credit facility.
Commercial Paper Programs
As of March 31, 2018, Comcast and NBCUniversal Enterprise had no commercial paper outstanding.

Comcast Corporation

Note 6: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction will be funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors.
We have concluded that Universal Beijing Resort is a variable interest entity based on its governance structure, and we consolidate it because we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees or other financial commitments between us and Universal Beijing Resort, and therefore our maximum risk of financial loss is our 30% interest. Universal Beijing Resort’s results of operations are reported in our Theme Parks segment.
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of March 31, 2018, our condensed consolidated balance sheet included assets, primarily including property and equipment, and liabilities of Universal Beijing Resort totaling $1.2 billion and $523 million, respectively.
Sky Offer
On April 25, 2018, we announced a pre-conditional all-cash firm offer for the entire issued and to be issued share capital of Sky plc. Pursuant to the offer, Sky shareholders will be entitled to receive £12.50 in cash for each Sky share (implying a value of approximately £22 billion, or $31 billion using the exchange rate at the time of the offer), plus any final dividend in respect of Sky’s fiscal year ending June 30, 2018 up to an amount of £0.218 per Sky share which is declared and paid prior to the offer going wholly unconditional. The acquisition is subject to the satisfaction (or waiver, where applicable) of certain conditions, including receipt of antitrust and regulatory approvals and securing acceptances carrying more than 50% of the voting rights then normally exercisable at a general meeting of Sky. In connection with the offer, we have entered into an unsecured bridge credit agreement in an aggregate principal amount of up to £16 billion and an unsecured term loan credit agreement in an aggregate principal amount of up to £7 billion ($22 billion and $10 billion, respectively, using the exchange rate at the time of the offer), which will be guaranteed by Comcast Cable Communications, LLC and NBCUniversal.
Note 7: Recent Accounting Pronouncements and Tax Reform
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue and by reducing the number of standards to which an entity has to refer. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
We adopted the updated guidance on January 1, 2018 on a full retrospective basis, which required us to reflect the impact of the updated guidance for all periods presented. Upon adoption, we also implemented changes in our presentation of certain revenues and expenses, primarily in our Cable Communications segment.
The adoption of the new standard did not have a material impact on our consolidated results of operations or financial position for any period presented. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of our revenue transactions (see Note 3).
The tables below present the effects on our condensed consolidated statement of income and balance sheet for the prior year periods presented.

Comcast Corporation

Condensed Consolidated Statement of Income

	Three Months Ended March 31, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted
Revenue	$20,463	$124	$20,587
Total costs and expenses	$15,933	$112	$16,045
Operating income	$4,530	$12	$4,542
Net income attributable to Comcast Corporation	$2,566	$7	$2,573
Condensed Consolidated Balance Sheet

	As of December 31, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted
Total current assets	$16,060	$283	$16,343
Film and television costs	$7,076	$11	$7,087
Other intangible assets, net	$18,779	$(646)	$18,133
Other noncurrent assets, net	$3,489	$865	$4,354
Total assets	$186,949	$513	$187,462

Total current liabilities	$21,561	$432	$21,993
Deferred income taxes	$24,256	$3	$24,259
Other noncurrent liabilities	$10,904	$68	$10,972
Total equity	$69,449	$10	$69,459
Total liabilities and equity	$186,949	$513	$187,462
Cable Communications
A summary of the changes implemented for the Cable Communications segment is presented below.
Changes to Presentation of Revenue and Related Costs

•
Revenue from our residential video services decreased with corresponding increases to high-speed Internet and voice revenue due to a change in the allocation of revenue among our cable services included in a bundle that our residential customers purchase at a discount.

•
Revenue from franchise and other regulatory fees, which was previously presented in other revenue, is now presented with the corresponding cable services. This resulted in increases to video, voice and business services revenue.

•	Residential customer late fees are now presented in other revenue. These fees were previously presented as a reduction to other operating costs and expenses.

•
Certain costs, including costs related to the fulfillment of contracts with customers, are now presented as other assets and the related costs are recognized over time in operating costs and expenses, which are comprised of total costs and expenses, excluding depreciation and amortization expense and other operating gains. These amounts were previously presented as intangible assets, and the expenses were previously presented in amortization expense. The payments related to these assets are now presented in net cash provided by operating activities rather than in cash paid for intangible assets in our consolidated statement of cash flows.

Changes to the Timing of Recognition of Revenue and Related Costs

•
Installation revenue and commission expense are now recognized as revenue and operating costs and expenses, respectively, over a period of time rather than recognized immediately as they were previously. We recorded a deferred revenue liability related to upfront installation fees that are not distinct services, which required us to allocate the installation fees to the respective service. The installation fees are generally recognized as revenue over the period that the fee would influence a customer to renew their service. This period is less than a year for residential customers and the term of the related contract for business services customers. Incremental costs to obtain a contract with a customer, such as commissions for our business customers, are now deferred and recognized over the contract term. Sales commissions related to our residential customers are expensed as incurred as the related period of benefit is less than a year.

Comcast Corporation

The table below presents the effects these changes had on our Cable Communications segment revenue, operating costs and expenses, and depreciation and amortization expense as a result of the updated guidance for the prior year period. Previously reported amounts are based on amounts previously presented in the segment information footnote.

	Three months ended March 31, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted
Residential:
Video	$5,774	$(68)	$5,706
High-speed Internet	3,606	236	3,842
Voice	863	171	1,034
Business services	1,490	53	1,543
Advertising	512	42	554
Other	667	(296)	371
Total Cable Communications revenue	$12,912	$138	$13,050
Operating costs and expenses	$7,714	$162	$7,876
Depreciation and amortization expense	$1,980	$(34)	$1,946
NBCUniversal Segments
The adoption of the updated guidance impacted the timing of recognition for some of our revenue contracts, primarily for content licensing agreements. As a result of the adoption of the updated guidance, when the term of existing content licensing agreements is renewed or extended, revenue is not recognized until the date when the renewal or extension period begins. Under the prior guidance, revenue for the content licensing renewal period was recognized on the date that the renewal was agreed to contractually. This change resulted in delayed revenue recognition for content licensing renewals or extensions in our Cable Networks, Broadcast Television and Filmed Entertainment segments. This change also impacted the timing of the related amortization of our film and television costs and participations and residuals expenses. The adoption of the updated guidance did not have a material impact on the results of operations or financial position for the NBCUniversal segments.
Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and the changes in fair value be recognized in net income. On January 1, 2018, we adopted the updated guidance prospectively along with a related clarifying update and as a result, we recorded an immaterial cumulative effect adjustment to retained earnings, accumulated other comprehensive income (loss) and investments. See Note 9 for further information.
Tax Reform
On December 22, 2017, new federal tax reform legislation was enacted in the United States (“2017 Tax Act”), resulting in significant changes from previous tax law. The new legislation reduced the federal corporate income tax rate to 21% from 35% effective January 1, 2018. In the fourth quarter of 2017, we recorded a net income tax benefit of approximately $12.7 billion on the date of enactment of the new legislation, primarily relating to a reduction of our net deferred tax liabilities as a result of the rate change. This amount also includes the reversal of our net deferred tax liabilities related to cumulative undistributed foreign earnings and deferred tax assets for related foreign tax credits, partially offset by the one-time deemed repatriation tax on undistributed foreign earnings and profits.
The adjustments to deferred tax assets and liabilities, and the liability related to the transition tax are provisional amounts based on information available as of March 31, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. We did not recognize any changes to the provisional amounts for the three months ended March 31, 2018. We will update the provisional amounts as we refine our estimates of cumulative temporary differences, including those related to the immediate deduction for qualified property, and our interpretations of the application of the new legislation. We expect to complete our analysis of the provisional items during the second half of 2018.
In February 2018, the FASB issued guidance that permits companies to reclassify disproportionate tax effects recorded in accumulated other comprehensive income as a result of the 2017 Tax Act to retained earnings. We adopted the guidance as of January 1, 2018 and as a result we recorded an immaterial cumulative effect adjustment to retained earnings and accumulated other comprehensive income (loss).

Comcast Corporation

In February 2018, the Bipartisan Budget Act of 2018 was enacted. As part of this legislation, various tax provisions that had expired on December 31, 2016 were retroactively extended to December 31, 2017, including the statute permitting the immediate deduction for certain film and television production costs. The legislation resulted in an income tax benefit of $128 million for the three months ended March 31, 2018.
Restricted Cash
In November 2016, the FASB updated the accounting guidance related to restricted cash. The new standard requires that the statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, and a reconciliation of such total to amounts on the balance sheet. We adopted the updated guidance on January 1, 2018 and as required applied the retrospective transition method. The adoption did not have a material impact for any period presented.
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
Note 8: Film and Television Costs

(in millions)	March 31, 2018	December 31, 2017
Film Costs:
Released, less amortization	$1,590	$1,734
Completed, not released	54	50
In production and in development	1,287	1,149
	2,931	2,933
Television Costs:
Released, less amortization	2,361	2,260
In production and in development	845	818
	3,206	3,078
Programming rights, less amortization	2,619	2,689
	8,756	8,700
Less: Current portion of programming rights	1,354	1,613
Film and television costs	$7,402	$7,087
Note 9: Investments

(in millions)	March 31, 2018	December 31, 2017
Equity method	$3,615	$3,546
Marketable equity securities	471	433
Nonmarketable equity securities	1,235	1,186
Other investments	1,789	1,785
Total investments	7,110	6,950
Less: Current investments	15	19
Noncurrent investments	$7,095	$6,931

Comcast Corporation

Investment and Other Income (Loss), Net

	Three Months Ended March 31
(in millions)	2018	2017
Equity in net income (losses) of investees, net	$(49)	$36
Realized and unrealized gains (losses) on equity securities, net	28	(5)
Other income (loss), net	147	99
Investment and other income (loss), net	$126	$130
Beginning January 1, 2018, in connection with our adoption of the updated accounting guidance related to the recognition and measurement of financial assets and financial liabilities (see Note 7), we updated the presentation and accounting policies for our investments previously classified as fair value and cost method investments. The investment categories presented in the table above are based on the new guidance and updated policies, where applicable, are presented below.
Equity Method
Atairos
In February 2018, we amended our agreement with Atairos, which primarily increases our commitment to fund Atairos from up to $4 billion to up to $5 billion in the aggregate at any one time, subject to certain offsets.
As of both March 31, 2018 and December 31, 2017, we had an investment in Atairos of $2.4 billion. For the three months ended March 31, 2018 and 2017, we made cash capital contributions to Atairos totaling $31 million and $457 million, respectively. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three months ended March 31, 2018 and 2017, our share of Atairos income was $35 million and $57 million, respectively.
Hulu
As of March 31, 2018 and December 31, 2017, we had an investment in Hulu of $231 million and $249 million, respectively. For the three months ended March 31, 2018, we made cash capital contributions totaling $114 million to Hulu. For the three months ended March 31, 2018 and 2017, we recognized our proportionate share of Hulu’s losses of $131 million and $54 million, respectively, in equity in net income (losses) of investees, net.
The Weather Channel
In March 2018, we sold our investment in The Weather Channel cable network and recognized a pretax gain of $64 million in other income (loss), net.
Marketable Equity Securities
We classify publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in realized and unrealized gains (losses) on equity securities, net. The fair values of our marketable equity securities are based on Level 1 inputs that use quoted market prices.
Snap
In March 2017, we acquired an interest in Snap Inc. for $500 million as part of its initial public offering, which we have classified as a marketable equity security. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images. As of March 31, 2018 and December 31, 2017, we had an investment in Snap of $467 million and $430 million, respectively. For the three months ended March 31, 2018, we recognized unrealized gains of $37 million in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap.
Nonmarketable Equity Securities
We classify investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. We apply this measurement alternative to a majority of our nonmarketable equity securities. When an observable event occurs, we estimate the fair values of our nonmarketable equity securities based on Level 2 inputs that are derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations. The changes in value are recorded in realized and unrealized gains (losses) on equity securities, net.

Comcast Corporation

Other Investments
AirTouch
We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of both March 31, 2018 and December 31, 2017, we had an investment in AirTouch of $1.6 billion. We account for our investment in AirTouch as a held to maturity investment using the cost method. As of March 31, 2018, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
Note 10: Supplemental Financial Information
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of RSUs and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2018, we granted 12.1 million RSUs and 41.0 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $35.94 per RSU and $7.15 per stock option.
Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2018	2017
Restricted share units	$83	$74
Stock options	44	40
Employee stock purchase plans	12	10
Total	$139	$124
As of March 31, 2018, we had unrecognized pretax compensation expense of $1.1 billion and $607 million related to nonvested RSUs and nonvested stock options, respectively.
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2018	2017
Interest	$854	$895
Income taxes	$162	$132
Noncash Investing and Financing Activities
During the three months ended March 31, 2018:

•	we acquired $1.5 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $877 million for a quarterly cash dividend of $0.19 per common share to be paid in April 2018

•	we received noncash contributions from noncontrolling interests totaling $316 million related to Universal Beijing Resort (see Note 6)

Comcast Corporation

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$6,030	$3,428
Restricted cash included in other current assets	64	60
Restricted cash included in other noncurrent assets, net	83	83
Cash, cash equivalents and restricted cash, end of period	$6,177	$3,571
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2018	March 31, 2017
Unrealized gains (losses) on marketable securities	$1	$104
Deferred gains (losses) on cash flow hedges	20	(7)
Unrecognized gains (losses) on employee benefit obligations	310	282
Cumulative translation adjustments	277	(37)
Accumulated other comprehensive income (loss), net of deferred taxes	$608	$342
Note 11: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
As of March 31, 2018, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $753 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Comcast Parent provides an unconditional guarantee of the Universal Studios Japan ¥430 billion term loans with a final maturity of March 2022. Comcast Parent also provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither CCCL Parent nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, CCCL Parent nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029.

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$22,791	$—	$22,791
Management fee revenue	292	—	286	—	—	(578)	—
Total revenue	292	—	286	—	22,791	(578)	22,791
Costs and Expenses:
Programming and production	—	—	—	—	7,429	—	7,429
Other operating and administrative	228	—	286	318	6,260	(578)	6,514
Advertising, marketing and promotion	—	—	—	—	1,604	—	1,604
Depreciation	11	—	—	—	2,000	—	2,011
Amortization	1	—	—	—	587	—	588
Total cost and expenses	240	—	286	318	17,880	(578)	18,146
Operating income (loss)	52	—	—	(318)	4,911	—	4,645
Interest expense	(561)	(3)	(47)	(106)	(60)	—	(777)
Investment and other income (loss), net	3,520	3,319	2,826	1,942	1,588	(13,069)	126
Income (loss) before income taxes	3,011	3,316	2,779	1,518	6,439	(13,069)	3,994
Income tax (expense) benefit	107	—	9	(5)	(929)	—	(818)
Net income (loss)	3,118	3,316	2,788	1,513	5,510	(13,069)	3,176
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	58	—	58
Net income (loss) attributable to Comcast Corporation	$3,118	$3,316	$2,788	$1,513	$5,452	$(13,069)	$3,118
Comprehensive income (loss) attributable to Comcast Corporation	$3,271	$3,369	$2,789	$1,696	$5,791	$(13,645)	$3,271

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$20,587	$—	$20,587
Management fee revenue	275	—	270	—	—	(545)	—
Total revenue	275	—	270	—	20,587	(545)	20,587
Costs and Expenses:
Programming and production	—	—	—	—	6,061	—	6,061
Other operating and administrative	170	—	270	306	5,738	(545)	5,939
Advertising, marketing and promotion	—	—	—	—	1,577	—	1,577
Depreciation	7	—	—	—	1,908	—	1,915
Amortization	2	—	—	—	551	—	553
Total costs and expenses	179	—	270	306	15,835	(545)	16,045
Operating income (loss)	96	—	—	(306)	4,752	—	4,542
Interest expense	(517)	(3)	(60)	(112)	(63)	—	(755)
Investment and other income (loss), net	2,847	2,686	2,327	1,623	1,279	(10,632)	130
Income (loss) before income taxes	2,426	2,683	2,267	1,205	5,968	(10,632)	3,917
Income tax (expense) benefit	147	(9)	21	(3)	(1,418)	—	(1,262)
Net income (loss)	2,573	2,674	2,288	1,202	4,550	(10,632)	2,655
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	82	—	82
Net income (loss) attributable to Comcast Corporation	$2,573	$2,674	$2,288	$1,202	$4,468	$(10,632)	$2,573
Comprehensive income (loss) attributable to Comcast Corporation	$2,817	$2,724	$2,289	$1,408	$4,712	$(11,133)	$2,817

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(270)	$453	$(149)	$(382)	$5,822	$—	$5,474
Investing Activities:
Net transactions with affiliates	640	(897)	149	347	(239)	—	—
Capital expenditures	—	—	—	—	(1,973)	—	(1,973)
Cash paid for intangible assets	(2)	—	—	—	(417)	—	(419)
Acquisitions and construction of real estate properties	(39)	—	—	—	(20)	—	(59)
Acquisitions, net of cash acquired	—	—	—	—	(89)	—	(89)
Proceeds from sales of investments	—	—	—	57	24	—	81
Purchases of investments	(11)	—	—	(5)	(204)	—	(220)
Other	—	444	—	—	(57)	—	387
Net cash provided by (used in) investing activities	588	(453)	149	399	(2,975)	—	(2,292)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(902)	—	—	—	—	—	(902)
Proceeds from borrowings	3,973	—	—	—	70	—	4,043
Repurchases and repayments of debt	(900)	—	—	(3)	(362)	—	(1,265)
Repurchases of common stock under repurchase program and employee plans	(1,729)	—	—	—	—	—	(1,729)
Dividends paid	(738)	—	—	—	—	—	(738)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(79)	—	(79)
Other	(22)	—	—	—	116	—	94
Net cash provided by (used in) financing activities	(318)	—	—	(3)	(255)	—	(576)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	14	2,592	—	2,606
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	496	3,075	—	3,571
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$510	$5,667	$—	$6,177

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(453)	$(10)	$(168)	$(330)	$6,586	$—	$5,625
Investing Activities:
Net transactions with affiliates	1,385	10	168	115	(1,678)	—	—
Capital expenditures	(1)	—	—	—	(2,077)	—	(2,078)
Cash paid for intangible assets	—	—	—	—	(385)	—	(385)
Acquisitions and construction of real estate properties	(69)	—	—	—	(61)	—	(130)
Acquisitions, net of cash acquired	—	—	—	—	(216)	—	(216)
Proceeds from sales of investments	—	—	—	10	41	—	51
Purchases of investments	(9)	—	—	(4)	(1,049)	—	(1,062)
Other	55	—	—	—	12	—	67
Net cash provided by (used in) investing activities	1,361	10	168	121	(5,413)	—	(3,753)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1,739)	—	—	—	(154)	—	(1,893)
Proceeds from borrowings	3,500	—	—	—	—	—	3,500
Repurchases and repayments of debt	(1,000)	—	—	(3)	(56)	—	(1,059)
Repurchases of common stock under repurchase program and employee plans	(996)	—	—	—	—	—	(996)
Dividends paid	(657)	—	—	—	—	—	(657)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(72)	—	(72)
Other	(16)	—	—	—	52	—	36
Net cash provided by (used in) financing activities	(908)	—	—	(3)	(230)	—	(1,141)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(212)	943	—	731
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	482	2,933	—	3,415
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$270	$3,876	$—	$4,146

Comcast Corporation

Condensed Consolidating Balance Sheet
March 31, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$510	$5,520	$—	$6,030
Receivables, net	—	—	—	—	8,759	—	8,759
Programming rights	—	—	—	—	1,354	—	1,354
Other current assets	56	—	—	19	2,535	—	2,610
Total current assets	56	—	—	529	18,168	—	18,753
Film and television costs	—	—	—	—	7,402	—	7,402
Investments	157	21	110	701	6,106	—	7,095
Investments in and amounts due from subsidiaries eliminated upon consolidation	120,165	146,308	142,199	51,648	114,646	(574,966)	—
Property and equipment, net	622	—	—	—	38,446	—	39,068
Franchise rights	—	—	—	—	59,365	—	59,365
Goodwill	—	—	—	—	37,147	—	37,147
Other intangible assets, net	12	—	—	—	18,327	—	18,339
Other noncurrent assets, net	370	265	—	87	3,234	(249)	3,707
Total assets	$121,382	$146,594	$142,309	$52,965	$302,841	$(575,215)	$190,876
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$39	$—	$—	$—	$7,310	$—	$7,349
Accrued participations and residuals	—	—	—	—	1,659	—	1,659
Deferred revenue	—	—	—	—	1,578	—	1,578
Accrued expenses and other current liabilities	1,846	92	215	336	3,065	—	5,554
Current portion of long-term debt	1,002	—	—	4	2,033	—	3,039
Total current liabilities	2,887	92	215	340	15,645	—	19,179
Long-term debt, less current portion	46,424	141	2,100	7,748	7,265	—	63,678
Deferred income taxes	—	304	—	71	24,605	(278)	24,702
Other noncurrent liabilities	2,589	—	—	1,182	7,453	29	11,253
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,354	—	1,354
Equity:
Common stock	55	—	—	—	—	—	55
Other shareholders’ equity	69,427	146,057	139,994	43,624	245,291	(574,966)	69,427
Total Comcast Corporation shareholders’ equity	69,482	146,057	139,994	43,624	245,291	(574,966)	69,482
Noncontrolling interests	—	—	—	—	1,228	—	1,228
Total equity	69,482	146,057	139,994	43,624	246,519	(574,966)	70,710
Total liabilities and equity	$121,382	$146,594	$142,309	$52,965	$302,841	$(575,215)	$190,876

Comcast Corporation

Condensed Consolidating Balance Sheet
December 31, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$496	$2,932	$—	$3,428
Receivables, net	—	—	—	—	8,834	—	8,834
Programming rights	—	—	—	—	1,613	—	1,613
Other current assets	60	—	7	25	2,376	—	2,468
Total current assets	60	—	7	521	15,755	—	16,343
Film and television costs	—	—	—	—	7,087	—	7,087
Investments	146	21	108	693	5,963	—	6,931
Investments in and amounts due from subsidiaries eliminated upon consolidation	117,164	142,519	139,528	50,102	113,332	(562,645)	—
Property and equipment, net	551	—	—	—	37,919	—	38,470
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	36,780	—	36,780
Other intangible assets, net	12	—	—	—	18,121	—	18,133
Other noncurrent assets, net	435	708	—	88	3,437	(314)	4,354
Total assets	$118,368	$143,248	$139,643	$51,404	$297,758	$(562,959)	$187,462
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$16	$—	$—	$—	$6,892	$—	$6,908
Accrued participations and residuals	—	—	—	—	1,644	—	1,644
Deferred revenue	—	—	—	—	1,687	—	1,687
Accrued expenses and other current liabilities	1,888	92	333	326	3,981	—	6,620
Current portion of long-term debt	2,810	—	—	4	2,320	—	5,134
Total current liabilities	4,714	92	333	330	16,524	—	21,993
Long-term debt, less current portion	42,428	140	2,100	7,751	7,003	—	59,422
Deferred income taxes	—	285	—	67	24,250	(343)	24,259
Other noncurrent liabilities	2,610	—	—	1,128	7,205	29	10,972
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,357	—	1,357
Equity:
Common stock	55	—	—	—	—	—	55
Other shareholders’ equity	68,561	142,731	137,210	42,128	240,576	(562,645)	68,561
Total Comcast Corporation shareholders’ equity	68,616	142,731	137,210	42,128	240,576	(562,645)	68,616
Noncontrolling interests	—	—	—	—	843	—	843
Total equity	68,616	142,731	137,210	42,128	241,419	(562,645)	69,459
Total liabilities and equity	$118,368	$143,248	$139,643	$51,404	$297,758	$(562,959)	$187,462

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
We adopted the updated guidance related to revenue recognition on January 1, 2018 on a full retrospective basis, which required us to reflect the impact of the updated guidance for all periods presented (see Note 7 to Comcast’s condensed consolidated financial statements and Note 6 to NBCUniversal’s condensed consolidated financial statements).
Cable Communications Segment
Comcast Cable is one of the nation’s largest providers of video, high-speed Internet, voice, and security and automation services (“cable services”) to residential customers under the XFINITY brand; we also provide these and other services to business customers and sell advertising. As of March 31, 2018, our cable systems had 29.6 million total customer relationships, including 27.4 million residential and 2.2 million business customer relationships, and passed more than 57 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers that subscribe to our cable services, which we market individually and as bundled services, and from the sale of advertising. During the three months ended March 31, 2018, our Cable Communications segment generated 59% of our consolidated revenue and 75% of our consolidated Adjusted EBITDA.
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

Theme Parks
Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, along with a consortium of Chinese state-owned companies, we are developing a theme park in Beijing, China. Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks.
Corporate and Other
We are pursuing business development initiatives, such as our wireless phone service that we launched in the second quarter of 2017 using our virtual network operator rights to provide the service over Verizon’s wireless network and our existing network of in-home and outdoor Wi-Fi hotspots. We offer the wireless phone service only as part of our bundled service offerings to residential customers that subscribe to our high-speed Internet service within our cable distribution footprint and may in the future also offer wireless phone service to our small business customers on similar terms. The wireless phone service has success-based working capital requirements, primarily associated with the procurement of handsets, which customers are able to pay for upfront or finance interest-free over 24 months, and other equipment.
Our other business interests consist of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.
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
For additional information on the competition our businesses face, see our 2017 Annual Report on Form 10-K and refer to Item 1: Business and Item 1A: Risk Factors. Within the Business section, refer to the “Competition” discussion, and within the Risk Factors section, refer to the risk factors entitled “Our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively” and “Changes in consumer behavior driven by online distribution platforms for viewing content could adversely affect our businesses and challenge existing business models.”
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
Revenue in our Filmed Entertainment segment fluctuates due to the timing, nature and number of films released in movie theaters, on DVDs, and through various other distribution platforms. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holiday season. Content licensing revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our content is made available to licensees.

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
Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2018	2017
Revenue	$22,791	$20,587	10.7%
Costs and Expenses:
Programming and production	7,429	6,061	22.6
Other operating and administrative	6,514	5,939	9.7
Advertising, marketing and promotion	1,604	1,577	1.7
Depreciation	2,011	1,915	5.0
Amortization	588	553	6.1
Operating income	4,645	4,542	2.3
Interest expense	(777)	(755)	2.9
Investment and other income (loss), net	126	130	(3.0)
Income before income taxes	3,994	3,917	2.0
Income tax expense	(818)	(1,262)	(35.1)
Net income	3,176	2,655	19.6
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	58	82	(28.5)
Net income attributable to Comcast Corporation	$3,118	$2,573	21.2%

Adjusted EBITDA(a)	$7,244	$7,010	3.3%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)
Adjusted EBITDA is a non-GAAP performance measure. Refer to the “Non-GAAP Financial Measure” section on page 36 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated Revenue
Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for the increase in consolidated revenue for the three months ended March 31, 2018. Consolidated revenue for the three months ended March 31, 2018 included revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl in February 2018.
Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our business development initiatives and other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Costs and Expenses
Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for the increase in consolidated operating costs and expenses for the three months ended March 31, 2018.
Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2018	2017
Cable Communications	$2,053	$1,946	5.5%
NBCUniversal	510	508	0.3
Corporate and Other	36	14	151.5
Total	$2,599	$2,468	5.3%

Consolidated depreciation and amortization expense increased for the three months ended March 31, 2018 primarily due to increases in both capital expenditures and expenditures for software in our Cable Communications segment in recent years. We continue to invest in our network capacity and in customer premise equipment, primarily for our X1 platform, cloud DVR technology and wireless gateways. Certain of these assets have relatively short estimated useful lives, which is also a contributor to the increase in depreciation expense for the three months ended March 31, 2018 in our Cable Communications segment.
Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use Adjusted EBITDA as the measure of profit or loss for our operating segments. See Note 2 to both Comcast and NBCUniversal’s condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation from the aggregate amount of Adjusted EBITDA for our reportable business segments to consolidated income before income taxes.
To be consistent with our current management reporting presentation, certain 2017 operating results were reclassified within the Cable Communications segment.
Cable Communications Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Residential:
Video	$5,659	$5,706	$(47)	(0.8)%
High-speed Internet	4,157	3,842	315	8.2
Voice	1,006	1,034	(28)	(2.7)
Business services	1,726	1,543	183	11.9
Advertising	582	554	28	4.9
Other	388	371	17	4.5
Total revenue	13,518	13,050	468	3.6
Operating costs and expenses
Programming	3,326	3,228	98	3.0
Technical and product support	1,603	1,530	73	4.8
Customer service	607	619	(12)	(1.9)
Advertising, marketing and promotion	940	895	45	5.1
Franchise and other regulatory fees	399	399	—	0.2
Other	1,228	1,205	23	1.9
Total operating costs and expenses	8,103	7,876	227	2.9
Adjusted EBITDA	$5,415	$5,174	$241	4.7%

Customer Metrics

	Total Customers		Net Additional Customers
	March 31		Three Months Ended March 31
(in thousands, except per customer amounts)	2018	2017	2018	2017
Customer relationships
Residential customer relationships	27,412	26,797	244	263
Business services customer relationships	2,208	2,078	29	34
Total customer relationships	29,620	28,875	273	297
Residential customer relationships mix
Single product customers	8,421	7,861	225	104
Double product customers	9,117	8,938	61	141
Triple and quad product customers	9,874	9,998	(42)	18
Video
Residential customers	21,210	21,520	(93)	32
Business services customers	1,051	1,030	(3)	10
Total video customers	22,261	22,549	(96)	42
High-speed Internet
Residential customers	24,214	23,224	351	397
Business services customers	2,034	1,907	29	32
Total high-speed Internet customers	26,249	25,131	379	429
Voice
Residential customers	10,245	10,520	(70)	(27)
Business services customers	1,253	1,162	16	22
Total voice customers	11,498	11,681	(54)	(5)
Security and automation
Security and automation customers	1,176	957	46	66
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product, and triple and quad product customers represent residential customers that subscribe to one, two, or three and four of our cable services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional cable services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) advanced services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is counted as a single customer. Residential video and high-speed Internet customers as of March 31, 2018 included prepaid customers totaling approximately 6,000 and 98,000, respectively.
Average monthly total revenue per customer relationship for the three months ended March 31, 2018 and 2017 was $152.83 and $151.43, respectively. This measure is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our residential video, high-speed Internet and voice services are also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship.
Cable Communications Segment—Revenue
Video
Video revenue decreased 0.8% for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to a decrease in the number of residential customers, partially offset by changes in average video rates. We have experienced, and expect that we will continue to experience, declines in the number of residential video customers due to competitive pressures, and we expect that our video revenue will continue to decline. Competition is intense, both from traditional multichannel video providers and from new technologies and distribution platforms for viewing content. We are responding to this competition through our X1 platform and sales and marketing programs, such as promotions, bundled service offerings and service offerings targeted at specific market segments.
High-Speed Internet
High-speed Internet revenue increased 8.2% for the three months ended March 31, 2018 compared to the same period in 2017. An increase in the number of residential customers receiving our high-speed Internet services accounted for an increase in revenue of 4.4% for the three months ended March 31, 2018. The remaining increase in revenue was primarily due to changes in average high-speed Internet rates. Our customer base continues to grow as consumers choose our high-speed Internet services and seek higher-speed offerings.

Voice
Voice revenue decreased 2.7% for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a decrease in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Business Services
Business services revenue increased 11.9% for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to an increase in the number of customers receiving our small and medium-sized business services offerings. We believe the increase in the number of business customers is primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing, although the rate of growth in the number of our small business customers may slow as the business matures.
Advertising
Advertising revenue increased 4.9% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in political advertising revenue. Excluding political advertising revenue, advertising revenue increased 1.4% for the three months ended March 31, 2018 compared to the same period in 2017. This increase was primarily due to an increase in revenue from our advanced advertising businesses, which was partially offset by a decrease in core linear advertising.
For both the three months ended March 31, 2018 and 2017, 4% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Other revenue increased 4.5% for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increases in revenue from our security and automation services and the licensing of our X1 platform to other multichannel video providers.
Cable Communications Segment—Operating Costs and Expenses
Programming expenses increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increases in programming license fees, including retransmission consent fees and sports programming costs.
Technical and product support expenses increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to expenses related to the continued development, deployment and support of our X1 platform, cloud DVR technology and wireless gateways, and continued growth in business services and security and automation services.
Customer service expenses decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to lower personnel costs as a result of reduced call volumes.
Advertising, marketing and promotion expenses increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in spending associated with attracting new customers and encouraging existing customers to add additional or higher-tier services, including advertising expenses associated with the 2018 PyeongChang Olympics.
Franchise and other regulatory fees remained flat for the three months ended March 31, 2018 compared to the same period in 2017.
Other costs and expenses increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in costs to support our advertising sales business, as well as an increase in other administrative costs.
Cable Communications Segment—Operating Margin
Our Cable Communications segment operating margin is Adjusted EBITDA as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers, which increased 3.0% for the three months ended March 31, 2018. We will continue to focus on growing our revenue, particularly in residential high-speed Internet and business services, and on overall operating cost management.
Our Cable Communications segment operating margin for the three months ended March 31, 2018 and 2017 was 40.1% and 39.6%, respectively.

NBCUniversal Segments Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Cable Networks	$3,194	$2,640	$554	21.0%
Broadcast Television	3,497	2,208	1,289	58.3
Filmed Entertainment	1,647	1,967	(320)	(16.3)
Theme Parks	1,281	1,118	163	14.5
Headquarters, other and eliminations	(89)	(80)	(9)	NM
Total revenue	$9,530	$7,853	$1,677	21.3%
Adjusted EBITDA
Cable Networks	$1,268	$1,115	$153	13.7%
Broadcast Television	507	322	185	57.5
Filmed Entertainment	203	371	(168)	(45.2)
Theme Parks	495	397	98	24.6
Headquarters, other and eliminations	(188)	(186)	(2)	NM
Total Adjusted EBITDA	$2,285	$2,019	$266	13.1%
Percentage changes that are considered not meaningful are denoted with NM.
Cable Networks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Distribution	$1,887	$1,562	$325	20.8%
Advertising	988	826	162	19.6
Content licensing and other	319	252	67	26.3
Total revenue	3,194	2,640	554	21.0
Operating costs and expenses
Programming and production	1,441	1,083	358	33.1
Other operating and administrative	362	321	41	12.7
Advertising, marketing and promotion	123	121	2	1.9
Total operating costs and expenses	1,926	1,525	401	26.3
Adjusted EBITDA	$1,268	$1,115	$153	13.7%
Cable Networks Segment—Revenue
Cable Networks revenue increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increases in distribution revenue and advertising revenue. The increase in distribution revenue was primarily due to $236 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics. The increase in distribution revenue was also due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals, which were partially offset by a decline in the number of subscribers at our cable networks. The increase in advertising revenue was primarily due to $142 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics. The increase in advertising revenue was also due to higher prices for advertising units sold, which was partially offset by the impact of continued declines in audience ratings at our networks. Excluding $378 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, Cable Networks segment revenue increased 6.6% for the three months ended March 31, 2018.
For both the three months ended March 31, 2018 and 2017, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to programming and production costs associated with our broadcast of the 2018 PyeongChang Olympics.
Broadcast Television Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Advertising	$2,365	$1,279	$1,086	84.9%
Content licensing	522	503	19	3.8
Distribution and other	610	426	184	42.9
Total revenue	3,497	2,208	1,289	58.3
Operating costs and expenses
Programming and production	2,476	1,432	1,044	72.9
Other operating and administrative	381	336	45	13.2
Advertising, marketing and promotion	133	118	15	12.5
Total operating costs and expenses	2,990	1,886	1,104	58.5
Adjusted EBITDA	$507	$322	$185	57.5%
Broadcast Television Segment—Revenue
Broadcast Television revenue increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increases in advertising revenue and distribution and other revenue. The increase in advertising revenue was primarily due to $1.1 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl. The increase in advertising revenue was also due to higher prices for advertising units sold, which was partially offset by the impact of continued declines in audience ratings. The increase in distribution and other revenue was primarily due to $112 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics. The increase in distribution and other revenue was also due to increases in fees recognized under our retransmission consent agreements. Excluding $1.2 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, revenue increased 4.3% for the three months ended March 31, 2018.
Broadcast Television Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher programming and production costs associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl.

Filmed Entertainment Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Theatrical	$423	$651	$(228)	(35.0)%
Content licensing	733	734	(1)	(0.1)
Home entertainment	248	286	(38)	(13.3)
Other	243	296	(53)	(18.2)
Total revenue	1,647	1,967	(320)	(16.3)
Operating costs and expenses
Programming and production	735	863	(128)	(14.8)
Other operating and administrative	301	325	(24)	(7.8)
Advertising, marketing and promotion	408	408	—	—
Total operating costs and expenses	1,444	1,596	(152)	(9.6)
Adjusted EBITDA	$203	$371	$(168)	(45.2)%
Filmed Entertainment Segment—Revenue
Filmed Entertainment revenue decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to a decrease in theatrical revenue. The decrease in theatrical revenue was primarily due to a higher number of releases in the prior year period, including Fifty Shades Darker, Sing, Split and Get Out, which was partially offset by the strong performances of Fifty Shades Freed, Pacific Rim Uprising, Darkest Hour and Pitch Perfect 3 in the current year period.
Filmed Entertainment Segment—Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to a decrease in programming and production costs related to a higher number of releases in the prior year period.
Theme Parks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$1,281	$1,118	$163	14.5%
Operating costs and expenses	786	721	65	9.0
Adjusted EBITDA	$495	$397	$98	24.6%
Theme Parks Segment—Revenue
Theme Parks revenue increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in guest spending, including the continued success of Minion Park™ in Japan, Volcano Bay™ in Orlando and The Wizarding World of Harry Potter™ attraction in Hollywood. The increase in revenue was also impacted by the timing of spring holidays as compared to the prior year period.
Theme Parks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher operating costs related to new attractions, employee-related costs and additional marketing costs associated with our theme parks.

Corporate and Other Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$391	$208	$183	88.2%
Operating costs and expenses	788	402	386	96.1
Adjusted EBITDA	$(397)	$(194)	$(203)	(104.6)%
Corporate and Other—Revenue
Other revenue primarily relates to revenue from business development initiatives, such as our wireless phone service that launched in 2017, and from Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.
Corporate and Other revenue increased for the three months ended March 31, 2018 primarily due to revenue associated with our wireless phone service.
Corporate and Other—Operating Costs and Expenses
Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of other business development initiatives, including our wireless phone service, and operating costs and expenses associated with Comcast Spectacor.
Corporate and Other operating costs and expenses increased for the three months ended March 31, 2018 primarily due to expenses associated with our wireless phone service.
Consolidated Interest Expense
Interest expense increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increases in our debt outstanding.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended March 31
(in millions)	2018	2017
Equity in net income (losses) of investees, net	$(49)	$36
Realized and unrealized gains (losses) on equity securities, net	28	(5)
Other income (loss), net	147	99
Total	$126	$130
Equity in Net Income (Losses) of Investees, Net
The change in equity in net income (losses) of investees, net for the three months ended March 31, 2018 compared to the same period in 2017 was primarily related to our equity method investments in Atairos and Hulu. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. The loss at Hulu was primarily due to higher programming and marketing costs. The equity in net income (losses) of Atairos and Hulu for the three months ended March 31, 2018 and 2017 are presented in the table below.

	Three Months Ended March 31
(in millions)	2018	2017
Atairos	$35	$57
Hulu	$(131)	$(54)
Realized and Unrealized Gains (Losses) on Equity Securities, Net
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to the adoption of updated accounting guidance for our marketable equity securities, which primarily relates to our investment in Snap (see Note 9).

Other Income (Loss), Net
The change in other income (loss), net for the three months ended March 31, 2018 compared to the same period in 2017 was primarily related to a $64 million pretax gain related to the sale of our investment in The Weather Channel cable network (see Note 9).
Consolidated Income Tax Expense
Income tax expense for the three months ended March 31, 2018 and 2017 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three months ended March 31, 2018 was primarily due to the effects of the 2017 Tax Act, which were partially offset by higher taxable income from operations. The 2017 Tax Act, among other things, reduced the federal corporate income tax rate to 21% from 35%, effective January 1, 2018. In addition, we recognized an income tax benefit of $128 million for the three months ended March 31, 2018 related to additional federal tax legislation enacted in 2018.
Non-GAAP Financial Measure
Consolidated Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses as well as to assist in the evaluation of underlying trends in our businesses. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, and by our investment activities, including the results of entities that we do not consolidate, as our management excludes these results when evaluating our operating performance. Our management and Board of Directors use this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of consolidated Adjusted EBITDA may not be directly comparable to similar measures used by other companies.
We define consolidated Adjusted EBITDA as net income attributable to Comcast Corporation before net income attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance.
We reconcile consolidated Adjusted EBITDA to net income attributable to Comcast Corporation. This measure should not be considered a substitute for operating income, net income, net income attributable to Comcast Corporation, or net cash provided by operating activities that we have reported in accordance with GAAP.
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended March 31
(in millions)	2018	2017
Net income attributable to Comcast Corporation	$3,118	$2,573
Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	58	82
Income tax expense	818	1,262
Interest expense	777	755
Investment and other (income) loss, net	(126)	(130)
Depreciation	2,011	1,915
Amortization	588	553
Adjusted EBITDA	$7,244	$7,010

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
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction will be funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The construction will take place over several years and debt financing and equity contributions will occur on a periodic basis. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. Universal Beijing Resort’s results of operations are consolidated and reported in our Theme Parks segment.
On April 25, 2018, we announced a pre-conditional all-cash firm offer for the entire issued and to be issued share capital of Sky plc. Pursuant to the offer, Sky shareholders will be entitled to receive £12.50 in cash for each Sky share (implying a value of approximately £22 billion, or $31 billion using the exchange rate at the time of the offer), plus any final dividend in respect of Sky’s fiscal year ending June 30, 2018 up to an amount of £0.218 per Sky share which is declared and paid prior to the offer going wholly unconditional. The acquisition is subject to the satisfaction (or waiver, where applicable) of certain conditions, including receipt of antitrust and regulatory approvals and securing acceptances carrying more than 50% of the voting rights then normally exercisable at a general meeting of Sky. In connection with the offer, we have entered into an unsecured bridge credit agreement in an aggregate principal amount of up to £16 billion and an unsecured term loan credit agreement in an aggregate principal amount of up to £7 billion ($22 billion and $10 billion, respectively, using the exchange rate at the time of the offer), which will be guaranteed by Comcast Cable Communications, LLC and NBCUniversal.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2018	2017
Operating income	$4,645	$4,542
Depreciation and amortization	2,599	2,468
Noncash share-based compensation	199	173
Changes in operating assets and liabilities	(1,005)	(589)
Payments of interest	(854)	(895)
Payments of income taxes	(162)	(132)
Other	52	58
Net cash provided by operating activities	$5,474	$5,625
The variance in changes in operating assets and liabilities for the three months ended March 31, 2018 compared to the same period in 2017 was primarily related to our broadcast of the 2018 PyeongChang Olympics, the timing of programming spend and the launch of our wireless phone service offering, which was partially offset by our broadcast of the 2018 Super Bowl.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2018 consisted primarily of capital expenditures, cash paid for intangible assets, purchases of investments and acquisitions. Capital expenditures decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to a decrease in spending by our Cable Communications segment on customer premise equipment, which was partially offset by continued investments in scalable infrastructure to increase network capacity and increased investments in line extensions primarily for the expansion of business services. NBCUniversal capital expenditures decreased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to a decrease in spending at our Universal theme parks, which was partially offset by the timing of infrastructure spending. Purchases of investments for the three months ended March 31, 2018 consisted primarily of our cash capital contributions of $114 million to Hulu and $31 million to Atairos.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2018 consisted primarily of repurchases of common stock under our share repurchase program and employee plans, repayments of debt, and dividend payments, which were partially offset by proceeds from borrowings.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Note 5 to Comcast’s condensed consolidated financial statements for additional information on our financing activities, including details of our debt repayments and borrowings.
Available Borrowings Under Credit Facilities
We also maintain significant availability under our lines of credit and commercial paper programs to meet our short-term liquidity requirements.
As of March 31, 2018, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $8.3 billion, which included $1.5 billion available under the NBCUniversal Enterprise revolving credit facility.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. During the three months ended March 31, 2018, we repurchased a total of 39 million shares of our Class A common stock for $1.5 billion. We expect to make at least $3.5 billion more in repurchases under this authorization during the remainder of 2018, although the actual repurchase amount may differ depending on market and other conditions.
In addition, we paid $229 million for the three months ended March 31, 2018 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2018, our Board of Directors approved a 21% increase in our dividend to $0.76 per share on an annualized basis. In January 2018, our Board of Directors approved our first quarter dividend of $0.19 per share to be paid in April 2018. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 7 to Comcast’s condensed consolidated financial statements and see Note 6 to NBCUniversal’s condensed consolidated financial statements for additional information related to recent accounting pronouncements.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2017 Annual Report on Form 10-K and there have been no significant changes to this information.
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
ITEM 1A: RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2017 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended March 31, 2018.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
January 1-31, 2018	108,096	$41.07	—	$—	$7,000,000,013
February 1-28, 2018	—	$—	—	$—	$7,000,000,013
March 1-31, 2018	38,551,261	$38.91	38,551,261	$1,500,000,000	$5,500,000,013
Total	38,659,357	$38.92	38,551,261	$1,500,000,000	$5,500,000,013

(a)
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

The total number of shares purchased during the three months ended March 31, 2018 includes 108,096 shares received in the administration of employee share-based compensation plans.

ITEM 5: OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the three months ended March 31, 2018 that requires disclosure under the Act, except with respect to a January 2016 licensing agreement by a non-U.S. subsidiary of DreamWorks Animation prior to our August 2016 DreamWorks Animation acquisition. The agreement licensed a prior season of a children’s animated television series for a three-year, non-cancelable term and for a one-time fee of $5,200 to a broadcasting company that is owned and controlled by the Government of Iran. The broadcasting company paid the license fee in the first quarter of 2016. We believe that DreamWorks Animation conducted its licensing activity in compliance with applicable laws and that the license is for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.
ITEM 6: EXHIBITS
Comcast

Exhibit No.	Description
10.1	Form of Non-Qualified Stock Option under the Comcast Corporation 2003 Stock Option Plan.
10.2	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan.
10.3	Form of Long-Term Incentive Awards Summary Schedule.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on April 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, filed with the Securities and Exchange Commission on April 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: April 25, 2018
NBCUniversal
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President (Principal Accounting Officer)
Date: April 25, 2018

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31
(in millions)	2018	2017
Revenue	$9,530	$7,853
Costs and Expenses:
Programming and production	4,573	3,300
Other operating and administrative	1,972	1,828
Advertising, marketing and promotion	700	706
Depreciation	242	231
Amortization	268	277
Total costs and expenses	7,755	6,342
Operating income	1,775	1,511
Interest expense	(127)	(143)
Investment and other income (loss), net	(4)	(1)
Income before income taxes	1,644	1,367
Income tax expense	(91)	(92)
Net income	1,553	1,275
Less: Net income attributable to noncontrolling interests	40	73
Net income attributable to NBCUniversal	$1,513	$1,202
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(in millions)	2018	2017
Net income	$1,553	$1,275
Unrealized gains (losses) on marketable securities, net	—	1
Deferred gains (losses) on cash flow hedges, net	(13)	(14)
Employee benefit obligations, net	(4)	106
Currency translation adjustments, net	204	200
Comprehensive income	1,740	1,568
Less: Net income attributable to noncontrolling interests	40	73
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	87
Comprehensive income attributable to NBCUniversal	$1,696	$1,408
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31
(in millions)	2018	2017
Operating Activities
Net income	$1,553	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510	508
Net (gain) loss on investment activity and other	25	31
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(200)	162
Film and television costs, net	(47)	46
Accounts payable and accrued expenses related to trade creditors	(24)	(190)
Other operating assets and liabilities	(551)	(355)
Net cash provided by operating activities	1,266	1,477
Investing Activities
Capital expenditures	(269)	(285)
Cash paid for intangible assets	(130)	(55)
Purchases of investments	(133)	(63)
Other	(113)	(32)
Net cash provided by (used in) investing activities	(645)	(435)
Financing Activities
Repurchases and repayments of debt	(55)	(49)
Proceeds from (repayments of) borrowings from Comcast, net	(547)	(849)
Distributions to member	(195)	(195)
Distributions to noncontrolling interests	(62)	(61)
Other	117	28
Net cash provided by (used in) financing activities	(742)	(1,126)
Increase (decrease) in cash, cash equivalents and restricted cash	(121)	(84)
Cash, cash equivalents and restricted cash, beginning of period	2,377	1,987
Cash, cash equivalents and restricted cash, end of period	$2,256	$1,903
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$2,225	$2,347
Receivables, net	7,176	6,967
Programming rights	1,347	1,606
Other current assets	1,065	1,037
Total current assets	11,813	11,957
Film and television costs	7,398	7,082
Investments	1,863	1,816
Property and equipment, net of accumulated depreciation of $4,394 and $4,166	11,960	11,346
Goodwill	24,356	23,989
Intangible assets, net of accumulated amortization of $7,874 and $7,585	13,562	13,306
Other noncurrent assets, net	1,775	1,804
Total assets	$72,727	$71,300
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,862	$1,663
Accrued participations and residuals	1,659	1,644
Program obligations	898	745
Deferred revenue	1,313	1,457
Accrued expenses and other current liabilities	1,760	2,394
Note payable to Comcast	1,284	1,831
Current portion of long-term debt	218	198
Total current liabilities	8,994	9,932
Long-term debt, less current portion	12,478	12,275
Accrued participations, residuals and program obligations	1,453	1,490
Other noncurrent liabilities	4,487	4,153
Commitments and contingencies
Redeemable noncontrolling interests	405	409
Equity:
Member’s capital	43,228	42,148
Accumulated other comprehensive income (loss)	396	(20)
Total NBCUniversal member’s equity	43,624	42,128
Noncontrolling interests	1,286	913
Total equity	44,910	43,041
Total liabilities and equity	$72,727	$71,300
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$530	$38,894	$(135)	$2,116	$40,875
Dividends declared		(195)			(195)
Contributions from (distributions to) noncontrolling interests, net	(20)			(41)	(41)
Contribution from member		662			662
Other comprehensive income (loss)			206	87	293
Other	(1)	89		253	342
Net income (loss)	18	1,202		55	1,257
Balance, March 31, 2017	$527	$40,652	$71	$2,470	$43,193
Balance, December 31, 2017	$409	$42,148	$(20)	$913	$43,041
Cumulative effects of adoption of accounting standards		(232)	232		—
Dividends declared		(195)			(195)
Contributions from (distributions to) noncontrolling interests, net	(17)			346	346
Other comprehensive income (loss)			184	4	188
Other		(6)		(4)	(10)
Net income (loss)	13	1,513		27	1,540
Balance, March 31, 2018	$405	$43,228	$396	$1,286	$44,910
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Condensed Consolidated Financial Statements
Basis of Presentation
Unless indicated otherwise, throughout these notes to the condensed consolidated financial statements, we refer to NBCUniversal and its consolidated subsidiaries as “we,” “us” and “our.” We have prepared these unaudited condensed consolidated financial statements based on SEC rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our consolidated results of operations, cash flows and financial condition for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2017 Annual Report on Form 10-K and the footnotes within this Form 10-Q.
See Note 6 for a discussion of the effects of the adoption of new accounting pronouncements on our condensed consolidated financial statements.
Note 2: Segment Information
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

•
Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, along with a consortium of Chinese state-owned companies, we are developing a Universal theme park and resort in Beijing, China.

We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to NBCUniversal excluded from Adjusted EBITDA are not separately evaluated. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks(a)	$3,194	$1,268	$189	$3	$4
Broadcast Television(a)	3,497	507	34	30	72
Filmed Entertainment	1,647	203	28	7	6
Theme Parks	1,281	495	155	182	16
Headquarters and Other(b)	14	(188)	104	47	32
Eliminations(a)(c)	(103)	—	—	—	—
Total	$9,530	$2,285	$510	$269	$130

NBCUniversal Media, LLC

	Three Months Ended March 31, 2017
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,640	$1,115	$214	$2	$3
Broadcast Television	2,208	322	32	29	3
Filmed Entertainment	1,967	371	22	10	5
Theme Parks	1,118	397	142	229	13
Headquarters and Other(b)	8	(185)	98	15	31
Eliminations(c)	(88)	(1)	—	—	—
Total	$7,853	$2,019	$508	$285	$55

(a)
The revenue and operating costs and expenses associated with our broadcast of the 2018 PyeongChang Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcast of the 2018 Super Bowl were reported in our Broadcast Television segment. Included in Eliminations are transactions relating to these events that our Broadcast Television and Cable Networks segments enter into with our other segments.

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

(d)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to NBCUniversal before net income attributable to noncontrolling interests, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended March 31
(in millions)	2018	2017
Adjusted EBITDA	$2,285	$2,019
Depreciation	(242)	(231)
Amortization	(268)	(277)
Interest expense	(127)	(143)
Investment and other income (loss), net	(4)	(1)
Income before income taxes	$1,644	$1,367

NBCUniversal Media, LLC

Note 3: Revenue

	Three Months Ended March 31
(in millions)	2018	2017
Distribution	$1,887	$1,562
Advertising	988	826
Content licensing and other	319	252
Total Cable Networks	3,194	2,640

Advertising	2,365	1,279
Content licensing	522	503
Distribution and other	610	426
Total Broadcast Television	3,497	2,208

Theatrical	423	651
Content licensing	733	734
Home entertainment	248	286
Other	243	296
Total Filmed Entertainment	1,647	1,967

Total Theme Parks	1,281	1,118
Headquarters and Other	14	8
Eliminations(a)	(103)	(88)
Total revenue	$9,530	$7,853

(a)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Three Months Ended March 31
(in millions)	2018	2017
United States	$7,654	$6,117
Foreign	1,876	1,736
Total revenue	$9,530	$7,853
No single customer accounted for a significant amount of revenue in any period.
Distribution
Our Cable Networks segment generates distribution revenue from the distribution of our cable network programming to traditional and virtual multichannel video providers. Our Broadcast Television segment generates distribution revenue from the fees received under retransmission consent agreements and associated fees received from NBC-affiliated local broadcast television stations.
Distribution revenue is recognized as programming is provided on a monthly basis, generally under multiyear agreements. Monthly fees received under distribution agreements with multichannel video providers are generally based on the number of subscribers. Payment terms and conditions vary by contract type, although terms generally include payment within 30 to 60 days.
Advertising
Our Cable Networks and Broadcast Television segments generate advertising revenue from the sale of advertising on our cable and broadcast networks, our owned local broadcast television stations and various digital properties.
We enter into advertising arrangements with customers and have determined that a contract exists once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and the timing of airing is scheduled. Advertisements are generally aired or viewed within one year once all terms are agreed upon. Advertising revenue is recognized, net of agency commissions, in the period in which advertisements are aired or viewed and payment occurs thereafter, generally within 30 days. In some instances, we guarantee audience ratings for the advertisements. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing.

NBCUniversal Media, LLC

Theatrical
Our Filmed Entertainment segment theatrical revenue is generated from the worldwide theatrical release of our produced and acquired films for exhibition in movie theaters and is affected by the timing, nature and number of films released in movie theaters and their acceptance by audiences. Theatrical revenue is also affected by the number of exhibition screens, ticket prices, the percentage of ticket sale retention by the exhibitors and the popularity of competing films at the time our films are released.
We recognize theatrical revenue as the films are viewed and exhibited in theaters and payment generally occurs within 60 days after exhibition.
Content Licensing
Our Cable Networks, Broadcast Television and Filmed Entertainment segments generate revenue from the licensing of our owned film and television content in the United States and internationally to cable, broadcast and premium networks and subscription video on demand services. Our content licensing agreements generally include fixed pricing and span multiple years. For example, following a film’s theatrical release, our Filmed Entertainment segment may license the exhibition rights of a film to different customers over multiple successive distribution windows.
We recognize revenue when the content is delivered and available for use by the licensee. When the term of an existing agreement is renewed or extended, we recognize revenue at the later of when the content is available or when the renewal or extension period begins. Payment terms and conditions vary by contract type, although payments are generally collected over the license term. The amount of future revenue to be earned related to fixed pricing under existing agreements primarily relates to our Filmed Entertainment segment, which at any given time equals approximately 1 to 2 years of our annual Filmed Entertainment content licensing revenue. The substantial majority of this revenue will be recognized within 2 years. This amount may fluctuate from period to period depending on the timing of the release and the availability of content under existing agreements and may not represent the total content licensing revenue expected to be recognized as it does not include revenue from future agreements or from variable pricing or optional purchases under existing agreements.
For our content licensing agreements that also include variable pricing, such as pricing based on the number of subscribers to a subscription video on demand service, we generally recognize revenue for variable pricing as the content is delivered and available and as the variable amounts become known.
Home Entertainment
Our Filmed Entertainment segment generates revenue from the sale of our produced and acquired films on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through digital distribution services. Our Cable Networks and Broadcast Television networks also generate revenue from the sale of owned programming on DVDs and through digital distribution services, which is reported in other revenue. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers. Payment terms generally include payment within 60 to 90 days from delivery to the retailer.
Theme Parks
Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. Guest spending includes in-park spending on food, beverages and merchandise. We recognize revenue from theme park ticket sales when the tickets are used, generally within a year from the date of purchase. For annual passes, we generally recognize revenue on a straight-line basis over the period the pass is available to be used. We recognize revenue from guest spending at the point of sale.
Condensed Consolidated Balance Sheet
The following tables summarize our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheet that relate to the recognition of revenue and collection of the related cash.

(in millions)	March 31, 2018	December 31, 2017
Receivables, gross	$7,269	$7,055
Less: Allowance for doubtful accounts	93	88
Receivables, net	$7,176	$6,967

NBCUniversal Media, LLC

(in millions)	March 31, 2018	December 31, 2017
Noncurrent receivables (included in other noncurrent assets, net)	$1,090	$1,093
Noncurrent deferred revenue (included in other noncurrent liabilities)	$405	$392
Note 4: Long-Term Debt
As of March 31, 2018, our debt, excluding the note payable to Comcast, had a carrying value of $12.7 billion and an estimated fair value of $13.3 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Cross-Guarantee Structure
We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the $7 billion Comcast revolving credit facility due 2021. As of March 31, 2018, outstanding debt securities of $51.4 billion of Comcast and CCCL Parent were subject to the cross-guarantee structure.
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
Note 5: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction will be funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors.
We have concluded that Universal Beijing Resort is a variable interest entity based on its governance structure, and we consolidate it because we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees or other financial commitments between us and Universal Beijing Resort, and therefore our maximum risk of financial loss is our 30% interest. Universal Beijing Resort’s results of operations are reported in our Theme Parks segment.
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of March 31, 2018, our condensed consolidated balance sheet included assets, primarily including property and equipment, and liabilities of Universal Beijing Resort totaling $1.2 billion and $523 million, respectively.
Note 6: Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue and by reducing the number of standards to which an entity has to refer. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
We adopted the updated guidance on January 1, 2018 on a full retrospective basis, which required us to reflect the impact of the updated guidance for all periods presented.
The adoption of the new standard did not have a material impact on our consolidated results of operations or financial position for any period presented. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of our revenue transactions (see Note 3).
The tables below present the effects on our condensed consolidated statement of income and balance sheet for the prior year periods presented.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

	Three Months Ended March 31, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted
Revenue	$7,868	$(15)	$7,853
Total costs and expenses	$6,359	$(17)	$6,342
Operating income	$1,509	$2	$1,511
Net income attributable to NBCUniversal	$1,200	$2	$1,202
Condensed Consolidated Balance Sheet

	As of December 31, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted
Total current assets	$11,673	$284	$11,957
Film and television costs	$7,071	$11	$7,082
Other noncurrent assets, net	$1,872	$(68)	$1,804
Total assets	$71,073	$227	$71,300

Total current liabilities	$9,602	$330	$9,932
Other noncurrent liabilities	$4,109	$44	$4,153
Total equity	$43,188	$(147)	$43,041
Total liabilities and equity	$71,073	$227	$71,300
The adoption of the updated guidance impacted the timing of recognition for some of our revenue contracts, primarily for content licensing agreements. As a result of the adoption of the updated guidance, when the term of existing content licensing agreements is renewed or extended, revenue is not recognized until the date when the renewal or extension period begins. Under the prior guidance, revenue for the content licensing renewal period was recognized on the date that the renewal was agreed to contractually. This change resulted in delayed revenue recognition for content licensing renewals or extensions in our Cable Networks, Broadcast Television and Filmed Entertainment segments. This change also impacted the timing of the related amortization of our film and television costs and participations and residuals expenses. The adoption of the updated guidance did not have a material impact on the results of operations or financial position for the reportable segments.
Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and the changes in fair value be recognized in net income. On January 1, 2018, we adopted the updated guidance prospectively along with a related clarifying update and as a result, we recorded a $232 million cumulative effect adjustment to member's capital and accumulated other comprehensive income (loss). See Note 8 for further information.
Restricted Cash
In November 2016, the FASB updated the accounting guidance related to restricted cash. The new standard requires that the statement of cash flows present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, and a reconciliation of such total to amounts on the balance sheet. We adopted the updated guidance on January 1, 2018 and as required applied the retrospective transition method. The adoption did not have a material impact for any period presented.
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

NBCUniversal Media, LLC

statements. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.
Note 7: Film and Television Costs

(in millions)	March 31, 2018	December 31, 2017
Film Costs:
Released, less amortization	$1,590	$1,734
Completed, not released	54	50
In production and in development	1,287	1,149
	2,931	2,933
Television Costs:
Released, less amortization	2,361	2,260
In production and in development	845	818
	3,206	3,078
Programming rights, less amortization	2,608	2,677
	8,745	8,688
Less: Current portion of programming rights	1,347	1,606
Film and television costs	$7,398	$7,082
Note 8: Investments

(in millions)	March 31, 2018	December 31, 2017
Equity method	$697	$690
Marketable equity securities	467	430
Nonmarketable equity securities	699	696
Total investments	$1,863	$1,816
Investment and Other Income (Loss), Net

	Three Months Ended March 31
(in millions)	2018	2017
Equity in net income (losses) of investees, net	$(100)	$(26)
Realized and unrealized gains (losses) on equity securities, net	37	2
Other income (loss), net	59	23
Investment and other income (loss), net	$(4)	$(1)
Beginning January 1, 2018, in connection with our adoption of the updated accounting guidance related to the recognition and measurement of financial assets and financial liabilities (see Note 6), we updated the presentation and accounting policies for our investments previously classified as fair value and cost method investments. The investment categories presented in the table above are based on the new guidance and updated policies, where applicable, are presented below.
Equity Method
Hulu
As of March 31, 2018 and December 31, 2017, we had an investment in Hulu of $231 million and $249 million, respectively. For the three months ended March 31, 2018, we made cash capital contributions totaling $114 million to Hulu. For the three months ended March 31, 2018 and 2017, we recognized our proportionate share of Hulu’s losses of $131 million and $54 million, respectively, in equity in net income (losses) of investees, net.
The Weather Channel
In March 2018, we sold our investment in The Weather Channel cable network and recognized a pretax gain of $64 million in other income (loss), net.

NBCUniversal Media, LLC

Marketable Equity Securities
We classify publicly traded investments with readily determinable fair values that are not accounted for under the equity method as marketable equity securities. Marketable equity securities are recorded at cost and adjusted to fair value at each reporting period. The changes in fair value between measurement dates are recorded in realized and unrealized gains (losses) on equity securities, net. The fair values of our marketable equity securities are based on Level 1 inputs that use quoted market prices.
Snap
In March 2017, Comcast acquired an interest in Snap Inc. as part of its initial public offering. On March 31, 2017, Comcast contributed its investment in Snap to us as an equity contribution of $662 million, which was recorded in our condensed consolidated statement of equity based on the fair value of the investment as of March 31, 2017. We have classified our investment as a marketable equity security. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images. As of March 31, 2018 and December 31, 2017, we had an investment in Snap of $467 million and $430 million, respectively. For the three months ended March 31, 2018, we recognized unrealized gains of $37 million in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap.
Nonmarketable Equity Securities
We classify investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. We apply this measurement alternative to our nonmarketable equity securities. When an observable event occurs, we estimate the fair values of our nonmarketable equity securities based on Level 2 inputs that are derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations. The changes in value are recorded in realized and unrealized gains (losses) on equity securities, net.
Note 9: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2018	2017
Interest	$51	$77
Income taxes	$173	$52
Noncash Investing and Financing Activities
During the three months ended March 31, 2018:

•	we acquired $721 million of property and equipment and intangible assets that were accrued but unpaid

•	we received noncash contributions from noncontrolling interests totaling $316 million related to Universal Beijing Resort (see Note 5)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$2,225	$2,347
Restricted cash included in other noncurrent assets, net	31	30
Cash, cash equivalents and restricted cash, end of period	$2,256	$2,377

NBCUniversal Media, LLC

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2018	March 31, 2017
Unrealized gains (losses) on marketable securities	$—	$1
Deferred gains (losses) on cash flow hedges	(3)	9
Unrecognized gains (losses) on employee benefit obligations	122	120
Cumulative translation adjustments	277	(59)
Accumulated other comprehensive income (loss)	$396	$71
Note 10: Related Party Transactions
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
Comcast is also the counterparty to one of our contractual obligations. As of March 31, 2018, the carrying value of the liability associated with this contractual obligation was $383 million.
The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.
Condensed Consolidated Statement of Income

	Three Months Ended March 31
(in millions)	2018	2017
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$594	$459
Operating costs and expenses	$(61)	$(61)
Interest expense and investment and other income (loss), net	$(23)	$(19)
Condensed Consolidated Balance Sheet

(in millions)	March 31, 2018	December 31, 2017
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$376	$326
Accounts payable and accrued expenses related to trade creditors	$51	$54
Accrued expenses and other current liabilities	$13	$50
Note payable to Comcast	$1,284	$1,831
Long-term debt	$610	$610
Other noncurrent liabilities	$389	$389
Share-Based Compensation
Comcast maintains share-based compensation plans that consist primarily of awards of restricted share units and stock options to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast. As of March 31, 2018 and 2017, we recognized share-based compensation expense of $32 million and $25 million, respectively.