Form 10-Q
period 2018-06-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2018-07-26
CIK 1166691, 902739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date:
As of June 30, 2018, there were 4,572,489,007 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.
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
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2018. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2018	2017	2018	2017
Revenue	$21,735	$21,286	$44,526	$41,873
Costs and Expenses:
Programming and production	6,300	6,330	13,729	12,391
Other operating and administrative	6,365	6,168	12,879	12,107
Advertising, marketing and promotion	1,653	1,713	3,257	3,290
Depreciation	2,021	1,970	4,032	3,885
Amortization	582	537	1,170	1,090
Other operating gains	(200)	—	(200)	—
Total costs and expenses	16,721	16,718	34,867	32,763
Operating income	5,014	4,568	9,659	9,110
Interest expense	(806)	(758)	(1,583)	(1,513)
Investment and other income (loss), net	77	99	203	229
Income before income taxes	4,285	3,909	8,279	7,826
Income tax expense	(1,077)	(1,367)	(1,895)	(2,629)
Net income	3,208	2,542	6,384	5,197
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(8)	21	50	103
Net income attributable to Comcast Corporation	$3,216	$2,521	$6,334	$5,094
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.70	$0.53	$1.37	$1.08
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.69	$0.52	$1.36	$1.06
Dividends declared per common share	$0.19	$0.1575	$0.38	$0.315
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Net income	$3,208	$2,542	$6,384	$5,197
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $52, $—, and $(9)	(1)	(87)	(2)	17
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $12, $(3), $3, and $(7)	(40)	5	(11)	12
Amounts reclassified to net income:
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(14), $8, $(8) and $8	46	(14)	26	(14)
Employee benefit obligations, net of deferred taxes of $3, $4, $5 and $(33)	(8)	(6)	(16)	57
Currency translation adjustments, net of deferred taxes of $44, $2, $(3) and $(39)	(173)	(11)	(16)	146
Comprehensive income	3,032	2,429	6,365	5,415
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(8)	21	50	103
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(29)	(5)	(25)	82
Comprehensive income attributable to Comcast Corporation	$3,069	$2,413	$6,340	$5,230
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30
(in millions)	2018	2017
Operating Activities
Net income	$6,384	$5,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other operating gains	5,002	4,975
Share-based compensation	410	391
Noncash interest expense (income), net	171	122
Net (gain) loss on investment activity and other	(68)	(113)
Deferred income taxes	814	477
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(60)	77
Film and television costs, net	68	277
Accounts payable and accrued expenses related to trade creditors	(119)	(147)
Other operating assets and liabilities	(65)	(507)
Net cash provided by operating activities	12,537	10,749
Investing Activities
Capital expenditures	(4,223)	(4,405)
Cash paid for intangible assets	(930)	(771)
Acquisitions and construction of real estate properties	(104)	(250)
Construction of Universal Beijing Resort	(116)	(29)
Acquisitions, net of cash acquired	(88)	(398)
Proceeds from sales of investments	113	57
Purchases of investments	(538)	(1,825)
Other	580	214
Net cash provided by (used in) investing activities	(5,306)	(7,407)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	23	(1,695)
Proceeds from borrowings	4,279	8,963
Repurchases and repayments of debt	(4,347)	(4,967)
Repurchases of common stock under repurchase program and employee plans	(2,998)	(2,476)
Dividends paid	(1,616)	(1,404)
Purchase of Universal Studios Japan noncontrolling interests	—	(2,299)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(140)	(137)
Other	(161)	80
Net cash provided by (used in) financing activities	(4,960)	(3,935)
Increase (decrease) in cash, cash equivalents and restricted cash	2,271	(593)
Cash, cash equivalents and restricted cash, beginning of period	3,571	3,415
Cash, cash equivalents and restricted cash, end of period	$5,842	$2,822
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$5,726	$3,428
Receivables, net	8,847	8,834
Programming rights	1,219	1,613
Other current assets	2,423	2,468
Total current assets	18,215	16,343
Film and television costs	7,411	7,087
Investments	7,438	6,931
Property and equipment, net of accumulated depreciation of $50,731 and $49,916	39,355	38,470
Franchise rights	59,365	59,364
Goodwill	36,872	36,780
Other intangible assets, net of accumulated amortization of $12,960 and $11,950	18,848	18,133
Other noncurrent assets, net	3,744	4,354
Total assets	$191,248	$187,462
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,940	$6,908
Accrued participations and residuals	1,731	1,644
Deferred revenue	1,746	1,687
Accrued expenses and other current liabilities	5,956	6,620
Current portion of long-term debt	2,634	5,134
Total current liabilities	19,007	21,993
Long-term debt, less current portion	61,946	59,422
Deferred income taxes	25,140	24,259
Other noncurrent liabilities	12,069	10,972
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,343	1,357
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,445,280,035 and 5,507,854,670; outstanding, 4,572,489,007 and 4,635,063,642	54	55
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,427	37,497
Retained earnings	40,269	38,202
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	461	379
Total Comcast Corporation shareholders’ equity	70,694	68,616
Noncontrolling interests	1,049	843
Total equity	71,743	69,459
Total liabilities and equity	$191,248	$187,462
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	B
Balance, December 31, 2016	$1,446	$56	$—	$38,230	$23,065	$(7,517)	$98	$2,231	$56,163
Stock compensation plans				288					288
Repurchases of common stock under repurchase program and employee plans				(379)	(2,097)				(2,476)
Employee stock purchase plans				94					94
Dividends declared					(1,498)				(1,498)
Other comprehensive income (loss)							136	82	218
Contributions from (distributions to) noncontrolling interests, net	(27)							(49)	(49)
Purchase of Universal Studios Japan noncontrolling interests				(696)			194	(1,736)	(2,238)
Other	(9)			(59)	(1)			253	193
Net income	41				5,094			62	5,156
Balance, June 30, 2017	$1,451	$56	$—	$37,478	$24,563	$(7,517)	$428	$843	$55,851
Balance, December 31, 2017	$1,357	$55	$—	$37,497	$38,202	$(7,517)	$379	$843	$69,459
Cumulative effects of adoption of accounting standards					(43)		76		33
Stock compensation plans				290					290
Repurchases of common stock under repurchase program and employee plans		(1)		(529)	(2,466)				(2,996)
Employee stock purchase plans				112					112
Dividends declared					(1,760)				(1,760)
Other comprehensive income (loss)							6	(25)	(19)
Contributions from (distributions to) noncontrolling interests, net	(31)							317	317
Other	(24)			57	2			(95)	(36)
Net income	41				6,334			9	6,343
Balance, June 30, 2018	$1,343	$54	$—	$37,427	$40,269	$(7,517)	$461	$1,049	$71,743
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
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in 2018. See Note 7 for a discussion of the effects of the adoption of new accounting pronouncements and tax reform on our condensed consolidated financial statements.
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

Comcast Corporation

	Three Months Ended June 30, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$13,710	$5,638	$2,047	$1,766	$328
NBCUniversal
Cable Networks	2,916	1,186	179	8	5
Broadcast Television	2,391	417	40	32	3
Filmed Entertainment	1,710	138	63	8	8
Theme Parks	1,361	569	167	360	119
Headquarters and Other(a)	15	(148)	104	53	31
Eliminations(b)	(80)	(2)	—	—	—
NBCUniversal	8,313	2,160	553	461	166
Corporate and Other(c)	255	(392)	3	23	17
Eliminations(b)	(543)	11	—	—	—
Comcast Consolidated	$21,735	$7,417	$2,603	$2,250	$511

	Three Months Ended June 30, 2017
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$13,257	$5,293	$1,967	$1,956	$291
NBCUniversal
Cable Networks	2,696	1,055	181	8	4
Broadcast Television	2,241	416	31	30	4
Filmed Entertainment	2,142	287	25	19	6
Theme Parks	1,314	551	186	243	26
Headquarters and Other(a)	9	(235)	97	38	33
Eliminations(b)	(84)	—	—	—	—
NBCUniversal	8,318	2,074	520	338	73
Corporate and Other(c)	205	(302)	20	33	22
Eliminations(b)	(494)	10	—	—	—
Comcast Consolidated	$21,286	$7,075	$2,507	$2,327	$386

	Six Months Ended June 30, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$27,228	$11,053	$4,100	$3,454	$597
NBCUniversal
Cable Networks(e)	6,110	2,454	368	11	9
Broadcast Television(e)	5,888	924	74	62	75
Filmed Entertainment	3,357	341	91	15	14
Theme Parks	2,642	1,064	322	542	135
Headquarters and Other(a)	29	(336)	208	100	63
Eliminations(b)(e)	(183)	(2)	—	—	—
NBCUniversal	17,843	4,445	1,063	730	296
Corporate and Other(c)	646	(789)	39	39	37
Eliminations(b)(e)	(1,191)	(48)	—	—	—
Comcast Consolidated	$44,526	$14,661	$5,202	$4,223	$930

Comcast Corporation

	Six Months Ended June 30, 2017
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$26,307	$10,467	$3,913	$3,737	$613
NBCUniversal
Cable Networks	5,336	2,170	395	10	7
Broadcast Television	4,449	738	63	59	7
Filmed Entertainment	4,109	658	47	29	11
Theme Parks	2,432	948	328	472	39
Headquarters and Other(a)	17	(420)	195	53	64
Eliminations(b)	(172)	(1)	—	—	—
NBCUniversal	16,171	4,093	1,028	623	128
Corporate and Other(c)	413	(496)	34	45	30
Eliminations(b)	(1,018)	21	—	—	—
Comcast Consolidated	$41,873	$14,085	$4,975	$4,405	$771

(a)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(b)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Cable Networks segment generates revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•	our Broadcast Television segment generates revenue from the fees received under retransmission consent agreements with our Cable Communications segment

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Cable Networks and Broadcast Television segments generate revenue by selling advertising to our Cable Communications segment

•
our Filmed Entertainment and Broadcast Television segments generate revenue by licensing content to our Cable Networks segment; for segment reporting, this revenue is recognized as the programming rights asset for the licensed content is amortized based on third party revenue

(c)
Corporate and Other activities include costs associated with overhead and personnel, revenue and expenses associated with other business development initiatives, including our wireless phone service, and the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania.

(d)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to Comcast Corporation before net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Adjusted EBITDA	$7,417	$7,075	$14,661	$14,085
Depreciation	(2,021)	(1,970)	(4,032)	(3,885)
Amortization	(582)	(537)	(1,170)	(1,090)
Other operating gains	200	—	200	—
Interest expense	(806)	(758)	(1,583)	(1,513)
Investment and other income (loss), net	77	99	203	229
Income before income taxes	$4,285	$3,909	$8,279	$7,826

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

Comcast Corporation

Note 3: Revenue

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Residential:
Video	$5,628	$5,740	$11,287	$11,446
High-Speed Internet	4,262	3,898	8,419	7,740
Voice	994	1,034	2,000	2,068
Business services	1,761	1,585	3,487	3,128
Advertising	666	626	1,248	1,180
Other	399	374	787	745
Total Cable Communications(a)	13,710	13,257	27,228	26,307

Distribution	1,684	1,550	3,571	3,112
Advertising	938	906	1,926	1,732
Content licensing and other	294	240	613	492
Total Cable Networks	2,916	2,696	6,110	5,336

Advertising	1,387	1,270	3,752	2,549
Content licensing	481	523	1,003	1,026
Distribution and other	523	448	1,133	874
Total Broadcast Television	2,391	2,241	5,888	4,449

Theatrical	540	837	963	1,488
Content licensing	648	684	1,381	1,418
Home entertainment	225	334	473	620
Other	297	287	540	583
Total Filmed Entertainment	1,710	2,142	3,357	4,109

Total Theme Parks	1,361	1,314	2,642	2,432
Headquarters and Other	15	9	29	17
Eliminations(b)	(80)	(84)	(183)	(172)
Total NBCUniversal	8,313	8,318	17,843	16,171

Corporate and Other	255	205	646	413
Eliminations(b)	(543)	(494)	(1,191)	(1,018)
Total revenue	$21,735	$21,286	$44,526	$41,873

(a)
For both the three and six months ended June 30, 2018, 2.7% of Cable Communications segment revenue was derived from franchise and other regulatory fees. For both the three and six months ended June 30, 2017, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
United States	$19,931	$19,073	$40,816	$37,905
Foreign	1,804	2,213	3,710	3,968
Total revenue	$21,735	$21,286	$44,526	$41,873
No single customer accounted for a significant amount of revenue in any period presented.
Cable Communications Segment
Residential
Our Cable Communications segment generates revenue from residential customers subscribing to our video, high-speed Internet, voice, and security and automation services, which we market individually and as bundled services at a discounted rate in the

Comcast Corporation

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
Advertising
Our Cable Communications segment generates revenue from the sale of advertising and from our advanced advertising business. As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we sell to local, regional and national advertisers. In most cases, the available advertising units are sold by our sales force. We also represent the advertising sales efforts of other multichannel video providers in some markets. Since we are acting as the principal in these arrangements, we record the advertising that is sold in advertising revenue and the fees paid to multichannel video providers in other operating and administrative expenses. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us and record the revenue net of agency commissions. In addition, we generate revenue from the sale of advertising online and on our On Demand service. We enter into advertising arrangements with customers and have determined that a contract exists once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and the timing of airing is scheduled. Advertisements are generally aired or viewed within one year once all terms and conditions are agreed upon. Advertising revenue is recognized in the period in which advertisements are aired or viewed. Payment terms vary by contract, although terms generally require payment within 30 to 60 days from when advertisements are aired or viewed. Our advanced advertising business provide technology, tools,

Comcast Corporation

marketplace solutions and data-driven insights to various customers in the media industry to more effectively engage with their targeted audiences. Revenue earned from our advanced advertising business is recognized when services are provided.
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
Advertising
Our Cable Networks and Broadcast Television segments generate advertising revenue from the sale of advertising on our cable and broadcast networks, our owned local broadcast television stations, and various digital properties.
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

Comcast Corporation

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

(in millions)	June 30, 2018	December 31, 2017
Receivables, gross	$9,142	$9,122
Less: Allowance for doubtful accounts	295	288
Receivables, net	$8,847	$8,834

(in millions)	June 30, 2018	December 31, 2017
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,191	$1,184
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$929	$922
Noncurrent deferred revenue (included in other noncurrent liabilities)	$530	$497
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
Note 4: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended June 30
	2018			2017
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$3,216	4,598	$0.70	$2,521	4,728	$0.53
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		45			81
Diluted EPS attributable to Comcast Corporation shareholders	$3,216	4,643	$0.69	$2,521	4,809	$0.52

Comcast Corporation

	Six Months Ended June 30
	2018			2017
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$6,334	4,616	$1.37	$5,094	4,738	$1.08
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		58			82
Diluted EPS attributable to Comcast Corporation shareholders	$6,334	4,674	$1.36	$5,094	4,820	$1.06
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and six months ended June 30, 2018 and 2017.
Note 5: Long-Term Debt
As of June 30, 2018, our debt had a carrying value of $64.6 billion and an estimated fair value of $66.0 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Borrowings
(in millions)	Six Months Ended June 30, 2018
Comcast 3.90% senior notes due 2038	$1,200
Comcast 3.55% senior notes due 2028	1,000
Comcast 4.00% senior notes due 2048	1,000
Comcast 4.25% senior notes due 2053	800
Universal Beijing Resort term loans (see Note 6)	235
Other	44
Total	$4,279

Debt Repayments
(in millions)	Six Months Ended June 30, 2018
NBCUniversal Enterprise 1.662% senior notes due 2018	$1,100
Comcast 5.70% senior notes due 2018	1,000
Comcast 5.875% senior notes due 2018	900
NBCUniversal Enterprise senior floating rate notes due 2018	700
Universal Studios Japan term loans maturing 2022	318
Other	329
Total	$4,347
Revolving Credit Facilities
As of June 30, 2018, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $7.5 billion, which included $573 million available under NBCUniversal Enterprise’s revolving credit facility.
Commercial Paper Programs
As of June 30, 2018, NBCUniversal Enterprise had $927 million face amount of commercial paper outstanding. As of June 30, 2018, there were no amounts outstanding under the Comcast commercial paper program.

Comcast Corporation

Note 6: Significant Transactions
Sky Offer
On July 11, 2018, we announced an increased cash offer for the entire issued and to be issued share capital of Sky plc, which was recommended by the Sky Independent Committee. Pursuant to the increased offer, Sky shareholders will be entitled to receive £14.75 in cash for each Sky share (implying a value of approximately £26 billion, or $34 billion using the exchange rate at the time of the announcement of the increased offer, for the fully diluted share capital of Sky). If our offer is successful, completion is expected to occur before the usual date for declaration and payment of the final dividend for Sky’s fiscal year ended June 30, 2018, so the increased offer price includes an amount in lieu of any such dividend. The offer is subject to the satisfaction (or waiver, where applicable) of certain conditions, including receipt of antitrust and regulatory approvals and securing acceptances carrying more than 50% of the voting rights then normally exercisable at a general meeting of Sky. We have already received relevant regulatory approvals in the European Union, Austria, Germany, Italy and Jersey. We expect to complete the acquisition of Sky before the end of October 2018 if these conditions are satisfied or waived, as applicable.
In connection with our offer, the original terms of which were announced on April 25, 2018, we have entered into an unsecured bridge credit agreement in an aggregate principal amount of up to £16 billion and an unsecured term loan credit agreement in an aggregate principal amount of up to £7 billion ($22 billion and $10 billion, respectively, using the exchange rate at the time of announcement of the original terms of the offer), which will be guaranteed by Comcast Cable Communications, LLC and NBCUniversal. In addition, proceeds from borrowings under our existing $7 billion revolving credit facility are available to finance the cash consideration payable under the offer.
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction will be funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion as of quarter end). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. In June 2018, Universal Beijing Resort borrowed $235 million of term loans under the debt financing agreements.
We have concluded that Universal Beijing Resort is a variable interest entity based on its governance structure, and we consolidate it because we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees or other financial commitments between us and Universal Beijing Resort, and therefore our maximum risk of financial loss is our 30% interest. Universal Beijing Resort’s results of operations are reported in our Theme Parks segment. Our condensed consolidated statement of cash flows includes the costs of construction and related borrowings in the "construction of Universal Beijing Resort" and "proceeds from borrowings" captions, respectively, and equity contributions from our investing partner are included in other financing activities.
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of June 30, 2018, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $1.2 billion and $587 million, respectively.
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

Comcast Corporation

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
The tables below present the effects on our condensed consolidated statement of income and balance sheet for the prior year periods presented.
Condensed Consolidated Statement of Income

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted	Previously Reported	Effects of Adoption	As Adjusted
Revenue	$21,165	$121	$21,286	$41,628	$245	$41,873
Total costs and expenses	$16,607	$111	$16,718	$32,540	$223	$32,763
Operating income	$4,558	$10	$4,568	$9,088	$22	$9,110
Net income attributable to Comcast Corporation	$2,513	$8	$2,521	$5,079	$15	$5,094
Condensed Consolidated Balance Sheet

	December 31, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted
Total current assets	$16,060	$283	$16,343
Film and television costs	$7,076	$11	$7,087
Other intangible assets, net	$18,779	$(646)	$18,133
Other noncurrent assets, net	$3,489	$865	$4,354
Total assets	$186,949	$513	$187,462

Total current liabilities	$21,561	$432	$21,993
Deferred income taxes	$24,256	$3	$24,259
Other noncurrent liabilities	$10,904	$68	$10,972
Total equity	$69,449	$10	$69,459
Total liabilities and equity	$186,949	$513	$187,462
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

Comcast Corporation

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

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted	Previously Reported	Effects of Adoption	As Adjusted
Residential:
Video	$5,797	$(57)	$5,740	$11,571	$(125)	$11,446
High-speed Internet	3,679	219	3,898	7,285	455	7,740
Voice	856	178	1,034	1,719	349	2,068
Business services	1,531	54	1,585	3,021	107	3,128
Advertising	574	52	626	1,086	94	1,180
Other	685	(311)	374	1,352	(607)	745
Total Cable Communications revenue	$13,122	$135	$13,257	$26,034	$273	$26,307
Operating costs and expenses	$7,802	$162	$7,964	$15,516	$324	$15,840
Depreciation and amortization expense	$2,001	$(34)	$1,967	$3,981	$(68)	$3,913
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

Comcast Corporation

The adjustments to deferred tax assets and liabilities, and the liability related to the transition tax, are provisional amounts based on information available as of June 30, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. During the three months ended June 30, 2018, we recorded immaterial adjustments to the provisional amounts related to the cumulative temporary differences and the one-time deemed repatriation tax on undistributed foreign earnings and profits. We expect to complete our analysis of the provisional items during the second half of 2018.
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
In February 2018, the Bipartisan Budget Act of 2018 was enacted. As part of this legislation, various tax provisions that had expired on December 31, 2016 were retroactively extended to December 31, 2017, including the statute permitting the immediate deduction for certain film and television production costs. We recorded an income tax benefit of $128 million in the first quarter of 2018 as a result of the enactment of this legislation.
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
Note 8: Film and Television Costs

(in millions)	June 30, 2018	December 31, 2017
Film Costs:
Released, less amortization	$1,609	$1,734
Completed, not released	258	50
In production and in development	1,057	1,149
	2,924	2,933
Television Costs:
Released, less amortization	2,326	2,260
In production and in development	878	818
	3,204	3,078
Programming rights, less amortization	2,502	2,689
	8,630	8,700
Less: Current portion of programming rights	1,219	1,613
Film and television costs	$7,411	$7,087

Comcast Corporation

Note 9: Investments

(in millions)	June 30, 2018	December 31, 2017
Equity method	$4,007	$3,546
Marketable equity securities	451	433
Nonmarketable equity securities	1,279	1,186
Other investments	1,783	1,785
Total investments	7,520	6,950
Less: Current investments	82	19
Noncurrent investments	$7,438	$6,931
Investment and Other Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Equity in net income (losses) of investees, net	$69	$15	$20	$51
Realized and unrealized gains (losses) on equity securities, net	(40)	(2)	(12)	(7)
Other income (loss), net	48	86	195	185
Investment and other income (loss), net	$77	$99	$203	$229
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
As of June 30, 2018 and December 31, 2017, we had an investment in Atairos of $2.7 billion and $2.4 billion, respectively. For the six months ended June 30, 2018 and 2017, we made cash capital contributions to Atairos totaling $112 million and $994 million, respectively. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of Atairos’ income and losses in equity in net income (losses) of investees, net. For the three and six months ended June 30, 2018, our share of Atairos income was $151 million and $186 million, respectively. For the three and six months ended June 30, 2017, our share of Atairos income was $42 million and $99 million, respectively.
In April 2018, we sold a controlling interest in our arena management-related businesses to Atairos and received as consideration additional equity interests in Atairos. We account for our retained ownership in the businesses as an equity method investment. In connection with the sale of the businesses, we recognized a pretax gain of $200 million in other operating gains for the three and six months ended June 30, 2018.
Hulu
As of June 30, 2018 and December 31, 2017, we had an investment in Hulu of $238 million and $249 million, respectively. For the six months ended June 30, 2018 and 2017, we made cash capital contributions to Hulu totaling $227 million and $99 million, respectively. We recognize our proportionate share of Hulu’s income and losses in equity in net income (losses) of investees, net. For the three and six months ended June 30, 2018, we recognized our proportionate share of Hulu’s losses of $107 million and $238 million, respectively. For the three and six months ended June 30, 2017, we recognized our proportionate share of Hulu’s losses of $52 million and $106 million, respectively.
The Weather Channel
In March 2018, we sold our investment in The Weather Channel cable network and recognized a pretax gain of $64 million in other income (loss), net.

Comcast Corporation

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
Snap
In March 2017, we acquired an interest in Snap Inc. for $500 million as part of its initial public offering, which we have classified as a marketable equity security. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images. As of June 30, 2018 and December 31, 2017, we had an investment in Snap of $385 million and $430 million, respectively. For the three and six months ended June 30, 2018, we recognized unrealized losses of $82 million and $45 million, respectively, in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap.
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
Other Investments
AirTouch
We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of both June 30, 2018 and December 31, 2017, we had an investment in AirTouch of $1.6 billion. We account for our investment in AirTouch as a held to maturity investment using the cost method. As of June 30, 2018, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Restricted share units	$102	$111	$185	$185
Stock options	61	63	105	103
Employee stock purchase plans	5	7	17	17
Total	$168	$181	$307	$305
As of June 30, 2018, we had unrecognized pretax compensation expense of $992 million and $541 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation

Cash Payments for Interest and Income Taxes

	Six Months Ended June 30
(in millions)	2018	2017
Interest	$1,354	$1,372
Income taxes	$623	$2,209
Noncash Investing and Financing Activities
During the six months ended June 30, 2018:

•	we acquired $2.1 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $871 million for a quarterly cash dividend of $0.19 per common share to be paid in July 2018

•	we received noncash contributions from noncontrolling interests totaling $391 million related to Universal Beijing Resort (see Note 6)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$5,726	$3,428
Restricted cash included in other current assets	56	60
Restricted cash included in other noncurrent assets, net	60	83
Cash, cash equivalents and restricted cash, end of period	$5,842	$3,571
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2018	June 30, 2017
Unrealized gains (losses) on marketable securities	$—	$17
Deferred gains (losses) on cash flow hedges	26	(16)
Unrecognized gains (losses) on employee benefit obligations	302	276
Cumulative translation adjustments	133	151
Accumulated other comprehensive income (loss), net of deferred taxes	$461	$428
Note 11: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
As of June 30, 2018, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $746 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Comcast Parent and CCCL Parent also fully and unconditionally guarantee NBCUniversal Enterprise’s $3 billion aggregate principal amount of senior notes, $1.5 billion revolving credit facility and commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, revolving credit facility or commercial paper program.
Comcast Parent provides an unconditional guarantee of the Universal Studios Japan $3.6 billion term loans with a final maturity of March 2022. Comcast Parent also provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither CCCL Parent nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, CCCL Parent nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029 or the Universal Beijing Resort term loans.

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$21,735	$—	$21,735
Management fee revenue	298	—	293	—	—	(591)	—
Total revenue	298	—	293	—	21,735	(591)	21,735
Costs and Expenses:
Programming and production	—	—	—	—	6,300	—	6,300
Other operating and administrative	190	—	293	224	6,249	(591)	6,365
Advertising, marketing and promotion	—	—	—	—	1,653	—	1,653
Depreciation	11	—	—	—	2,010	—	2,021
Amortization	2	—	—	—	580	—	582
Other operating gains	—	—	—	—	(200)	—	(200)
Total cost and expenses	203	—	293	224	16,592	(591)	16,721
Operating income (loss)	95	—	—	(224)	5,143	—	5,014
Interest expense	(578)	(3)	(48)	(113)	(64)	—	(806)
Investment and other income (loss), net	3,597	3,580	2,999	1,589	1,324	(13,012)	77
Income (loss) before income taxes	3,114	3,577	2,951	1,252	6,403	(13,012)	4,285
Income tax (expense) benefit	102	1	10	(5)	(1,185)	—	(1,077)
Net income (loss)	3,216	3,578	2,961	1,247	5,218	(13,012)	3,208
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(8)	—	(8)
Net income (loss) attributable to Comcast Corporation	$3,216	$3,578	$2,961	$1,247	$5,226	$(13,012)	$3,216
Comprehensive income (loss) attributable to Comcast Corporation	$3,069	$3,527	$2,960	$1,069	$4,903	$(12,459)	$3,069

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$21,286	$—	$21,286
Management fee revenue	281	—	277	—	—	(558)	—
Total revenue	281	—	277	—	21,286	(558)	21,286
Costs and Expenses:
Programming and production	—	—	—	—	6,330	—	6,330
Other operating and administrative	200	—	277	261	5,988	(558)	6,168
Advertising, marketing and promotion	—	—	—	—	1,713	—	1,713
Depreciation	7	—	—	—	1,963	—	1,970
Amortization	1	—	—	—	536	—	537
Other operating gains	—	—	—	—	—	—	—
Total cost and expenses	208	—	277	261	16,530	(558)	16,718
Operating income (loss)	73	—	—	(261)	4,756	—	4,568
Interest expense	(531)	(3)	(51)	(116)	(57)	—	(758)
Investment and other income (loss), net	2,819	2,642	2,306	1,664	1,352	(10,684)	99
Income (loss) before income taxes	2,361	2,639	2,255	1,287	6,051	(10,684)	3,909
Income tax (expense) benefit	160	(7)	18	(8)	(1,530)	—	(1,367)
Net income (loss)	2,521	2,632	2,273	1,279	4,521	(10,684)	2,542
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	21	—	21
Net income (loss) attributable to Comcast Corporation	$2,521	$2,632	$2,273	$1,279	$4,500	$(10,684)	$2,521
Comprehensive income (loss) attributable to Comcast Corporation	$2,413	$2,596	$2,274	$1,123	$4,257	$(10,250)	$2,413

Comcast Corporation

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$44,526	$—	$44,526
Management fee revenue	590	—	579	—	—	(1,169)	—
Total revenue	590	—	579	—	44,526	(1,169)	44,526
Costs and Expenses:
Programming and production	—	—	—	—	13,729	—	13,729
Other operating and administrative	418	—	579	542	12,509	(1,169)	12,879
Advertising, marketing and promotion	—	—	—	—	3,257	—	3,257
Depreciation	22	—	—	—	4,010	—	4,032
Amortization	3	—	—	—	1,167	—	1,170
Other operating gains	—	—	—	—	(200)	—	(200)
Total cost and expenses	443	—	579	542	34,472	(1,169)	34,867
Operating income (loss)	147	—	—	(542)	10,054	—	9,659
Interest expense	(1,139)	(6)	(95)	(219)	(124)	—	(1,583)
Investment and other income (loss), net	7,117	6,899	5,825	3,531	2,912	(26,081)	203
Income (loss) before income taxes	6,125	6,893	5,730	2,770	12,842	(26,081)	8,279
Income tax (expense) benefit	209	1	19	(10)	(2,114)	—	(1,895)
Net income (loss)	6,334	6,894	5,749	2,760	10,728	(26,081)	6,384
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	50	—	50
Net income (loss) attributable to Comcast Corporation	$6,334	$6,894	$5,749	$2,760	$10,678	$(26,081)	$6,334
Comprehensive income (loss) attributable to Comcast Corporation	$6,340	$6,896	$5,749	$2,765	$10,694	$(26,104)	$6,340

Comcast Corporation

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$41,873	$—	$41,873
Management fee revenue	556	—	547	—	—	(1,103)	—
Total revenue	556	—	547	—	41,873	(1,103)	41,873
Costs and Expenses:
Programming and production	—	—	—	—	12,391	—	12,391
Other operating and administrative	370	—	547	567	11,726	(1,103)	12,107
Advertising, marketing and promotion	—	—	—	—	3,290	—	3,290
Depreciation	14	—	—	—	3,871	—	3,885
Amortization	3	—	—	—	1,087	—	1,090
Other operating gains	—	—	—	—	—	—	—
Total costs and expenses	387	—	547	567	32,365	(1,103)	32,763
Operating income (loss)	169	—	—	(567)	9,508	—	9,110
Interest expense	(1,048)	(6)	(111)	(228)	(120)	—	(1,513)
Investment and other income (loss), net	5,666	5,328	4,633	3,287	2,631	(21,316)	229
Income (loss) before income taxes	4,787	5,322	4,522	2,492	12,019	(21,316)	7,826
Income tax (expense) benefit	307	(16)	39	(11)	(2,948)	—	(2,629)
Net income (loss)	5,094	5,306	4,561	2,481	9,071	(21,316)	5,197
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	103	—	103
Net income (loss) attributable to Comcast Corporation	$5,094	$5,306	$4,561	$2,481	$8,968	$(21,316)	$5,094
Comprehensive income (loss) attributable to Comcast Corporation	$5,230	$5,320	$4,563	$2,531	$8,969	$(21,383)	$5,230

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(491)	$6	$(78)	$(796)	$13,896	$—	$12,537
Investing Activities:
Net transactions with affiliates	4,096	(455)	78	571	(4,290)	—	—
Capital expenditures	(10)	—	—	—	(4,213)	—	(4,223)
Cash paid for intangible assets	(2)	—	—	—	(928)	—	(930)
Acquisitions and construction of real estate properties	(76)	—	—	—	(28)	—	(104)
Construction of Universal Beijing Resort	—	—	—	—	(116)	—	(116)
Acquisitions, net of cash acquired	—	—	—	—	(88)	—	(88)
Proceeds from sales of investments	—	—	—	67	46	—	113
Purchases of investments	(28)	—	—	(30)	(480)	—	(538)
Other	—	449	—	—	131	—	580
Net cash provided by (used in) investing activities	3,980	(6)	78	608	(9,966)	—	(5,306)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(902)	—	—	—	925	—	23
Proceeds from borrowings	3,973	—	—	—	306	—	4,279
Repurchases and repayments of debt	(1,900)	—	—	(3)	(2,444)	—	(4,347)
Repurchases of common stock under repurchase program and employee plans	(2,998)	—	—	—	—	—	(2,998)
Dividends paid	(1,616)	—	—	—	—	—	(1,616)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(140)	—	(140)
Other	(46)	—	—	—	(115)	—	(161)
Net cash provided by (used in) financing activities	(3,489)	—	—	(3)	(1,468)	—	(4,960)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(191)	2,462	—	2,271
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	496	3,075	—	3,571
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$305	$5,537	$—	$5,842

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(465)	$102	$(116)	$(776)	$12,004	$—	$10,749
Investing Activities:
Net transactions with affiliates	2,559	(102)	666	605	(3,728)	—	—
Capital expenditures	(3)	—	—	—	(4,402)	—	(4,405)
Cash paid for intangible assets	(2)	—	—	—	(769)	—	(771)
Acquisitions and construction of real estate properties	(143)	—	—	—	(107)	—	(250)
Construction of Universal Beijing Resort	—	—	—	—	(29)	—	(29)
Acquisitions, net of cash acquired	—	—	—	—	(398)	—	(398)
Proceeds from sales of investments	—	—	—	10	47	—	57
Purchases of investments	(20)	—	—	(57)	(1,748)	—	(1,825)
Other	101	—	—	49	64	—	214
Net cash provided by (used in) investing activities	2,492	(102)	666	607	(11,070)	—	(7,407)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(627)	—	—	—	(1,068)	—	(1,695)
Proceeds from borrowings	3,500	—	—	—	5,463	—	8,963
Repurchases and repayments of debt	(1,000)	—	(550)	(3)	(3,414)	—	(4,967)
Repurchases of common stock under repurchase program and employee plans	(2,476)	—	—	—	—	—	(2,476)
Dividends paid	(1,404)	—	—	—	—	—	(1,404)
Purchase of Universal Studios Japan noncontrolling interests	—	—	—	—	(2,299)	—	(2,299)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(137)	—	(137)
Other	(20)	—	—	—	100	—	80
Net cash provided by (used in) financing activities	(2,027)	—	(550)	(3)	(1,355)	—	(3,935)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(172)	(421)	—	(593)
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	482	2,933	—	3,415
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$310	$2,512	$—	$2,822

Comcast Corporation

Condensed Consolidating Balance Sheet
June 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$305	$5,421	$—	$5,726
Receivables, net	—	—	—	—	8,847	—	8,847
Programming rights	—	—	—	—	1,219	—	1,219
Other current assets	73	8	—	28	2,314	—	2,423
Total current assets	73	8	—	333	17,801	—	18,215
Film and television costs	—	—	—	—	7,411	—	7,411
Investments	172	11	110	724	6,421	—	7,438
Investments in and amounts due from subsidiaries eliminated upon consolidation	120,710	149,838	145,266	52,133	116,955	(584,902)	—
Property and equipment, net	648	—	—	—	38,707	—	39,355
Franchise rights	—	—	—	—	59,365	—	59,365
Goodwill	—	—	—	—	36,872	—	36,872
Other intangible assets, net	12	—	—	—	18,836	—	18,848
Other noncurrent assets, net	415	262	—	93	3,211	(237)	3,744
Total assets	$122,030	$150,119	$145,376	$53,283	$305,579	$(585,139)	$191,248
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$22	$—	$—	$—	$6,918	$—	$6,940
Accrued participations and residuals	—	—	—	—	1,731	—	1,731
Deferred revenue	—	—	—	—	1,746	—	1,746
Accrued expenses and other current liabilities	2,198	92	322	264	3,080	—	5,956
Current portion of long-term debt	—	—	—	4	2,630	—	2,634
Total current liabilities	2,220	92	322	268	16,105	—	19,007
Long-term debt, less current portion	46,387	142	2,100	7,748	5,569	—	61,946
Deferred income taxes	—	293	—	70	25,043	(266)	25,140
Other noncurrent liabilities	2,729	—	—	1,202	8,109	29	12,069
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,343	—	1,343
Equity:
Common stock	54	—	—	—	—	—	54
Other shareholders’ equity	70,640	149,592	142,954	43,995	248,361	(584,902)	70,640
Total Comcast Corporation shareholders’ equity	70,694	149,592	142,954	43,995	248,361	(584,902)	70,694
Noncontrolling interests	—	—	—	—	1,049	—	1,049
Total equity	70,694	149,592	142,954	43,995	249,410	(584,902)	71,743
Total liabilities and equity	$122,030	$150,119	$145,376	$53,283	$305,579	$(585,139)	$191,248

Comcast Corporation

Condensed Consolidating Balance Sheet
December 31, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$496	$2,932	$—	$3,428
Receivables, net	—	—	—	—	8,834	—	8,834
Programming rights	—	—	—	—	1,613	—	1,613
Other current assets	60	—	7	25	2,376	—	2,468
Total current assets	60	—	7	521	15,755	—	16,343
Film and television costs	—	—	—	—	7,087	—	7,087
Investments	146	21	108	693	5,963	—	6,931
Investments in and amounts due from subsidiaries eliminated upon consolidation	117,164	142,519	139,528	50,102	113,332	(562,645)	—
Property and equipment, net	551	—	—	—	37,919	—	38,470
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	36,780	—	36,780
Other intangible assets, net	12	—	—	—	18,121	—	18,133
Other noncurrent assets, net	435	708	—	88	3,437	(314)	4,354
Total assets	$118,368	$143,248	$139,643	$51,404	$297,758	$(562,959)	$187,462
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$16	$—	$—	$—	$6,892	$—	$6,908
Accrued participations and residuals	—	—	—	—	1,644	—	1,644
Deferred revenue	—	—	—	—	1,687	—	1,687
Accrued expenses and other current liabilities	1,888	92	333	326	3,981	—	6,620
Current portion of long-term debt	2,810	—	—	4	2,320	—	5,134
Total current liabilities	4,714	92	333	330	16,524	—	21,993
Long-term debt, less current portion	42,428	140	2,100	7,751	7,003	—	59,422
Deferred income taxes	—	285	—	67	24,250	(343)	24,259
Other noncurrent liabilities	2,610	—	—	1,128	7,205	29	10,972
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,357	—	1,357
Equity:
Common stock	55	—	—	—	—	—	55
Other shareholders’ equity	68,561	142,731	137,210	42,128	240,576	(562,645)	68,561
Total Comcast Corporation shareholders’ equity	68,616	142,731	137,210	42,128	240,576	(562,645)	68,616
Noncontrolling interests	—	—	—	—	843	—	843
Total equity	68,616	142,731	137,210	42,128	241,419	(562,645)	69,459
Total liabilities and equity	$118,368	$143,248	$139,643	$51,404	$297,758	$(562,959)	$187,462

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
Cable Communications Segment
Comcast Cable is one of the nation’s largest providers of video, high-speed Internet, voice, and security and automation services (“cable services”) to residential customers under the XFINITY brand; we also provide these and other services to business customers and sell advertising. As of June 30, 2018, our cable systems had 29.8 million total customer relationships, including 27.6 million residential and 2.2 million business customer relationships, and passed more than 57 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers that subscribe to our cable services, which we market individually and as bundled services, and from the sale of advertising. During the six months ended June 30, 2018, our Cable Communications segment generated 61% of our consolidated revenue and 75% of our consolidated Adjusted EBITDA.
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
Our other business interests consist of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania.
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
Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017		2018	2017
Revenue	$21,735	$21,286	2.1%	$44,526	$41,873	6.3%
Costs and Expenses:
Programming and production	6,300	6,330	(0.5)	13,729	12,391	10.8
Other operating and administrative	6,365	6,168	3.2	12,879	12,107	6.4
Advertising, marketing and promotion	1,653	1,713	(3.4)	3,257	3,290	(1.0)
Depreciation	2,021	1,970	2.6	4,032	3,885	3.8
Amortization	582	537	8.4	1,170	1,090	7.3
Other operating gains	(200)	—	NM	(200)	—	NM
Operating income	5,014	4,568	9.8	9,659	9,110	6.0
Interest expense	(806)	(758)	6.3	(1,583)	(1,513)	4.6
Investment and other income (loss), net	77	99	(23.4)	203	229	(11.8)
Income before income taxes	4,285	3,909	9.6	8,279	7,826	5.8
Income tax expense	(1,077)	(1,367)	(21.3)	(1,895)	(2,629)	(27.9)
Net income	3,208	2,542	26.2	6,384	5,197	22.9
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(8)	21	(139.8)	50	103	(50.8)
Net income attributable to Comcast Corporation	$3,216	$2,521	27.6%	$6,334	$5,094	24.3%

Adjusted EBITDA(a)	$7,417	$7,075	4.8%	$14,661	$14,085	4.1%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.
Percentage changes that are considered not meaningful are denoted with NM.

(a)
Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measure” section on page 42 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated Revenue
Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for the increases in consolidated revenue for the three and six months ended June 30, 2018, which were partially offset by decreases in revenue in our Filmed Entertainment segment. Consolidated revenue for the six months ended June 30, 2018 included revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl in February 2018.
Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our business development initiatives and other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Costs and Expenses
Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for the increases in consolidated operating costs and expenses for the three and six months ended June 30, 2018, which were partially offset by decreases in operating costs and expenses in our Filmed Entertainment segment.
Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Depreciation and Amortization Expense

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017		2018	2017
Cable Communications	$2,047	$1,967	4.0%	$4,100	$3,913	4.8%
NBCUniversal	553	520	6.4	1,063	1,028	3.4
Corporate and Other	3	20	(87.0)	39	34	10.4
Total	$2,603	$2,507	3.8%	$5,202	$4,975	4.5%
Consolidated depreciation and amortization expense increased for the three and six months ended June 30, 2018 primarily due to increases in both capital expenditures and expenditures for software in our Cable Communications segment in recent years. We continue to invest in our network capacity and in customer premise equipment, primarily for our X1 platform, cloud DVR technology and wireless gateways. Certain of these assets have relatively short estimated useful lives, which also contributed to the increase in depreciation expense for the three and six months ended June 30, 2018 in our Cable Communications segment.
Consolidated Other Operating Gains
Consolidated other operating gains for both the three and six months ended June 30, 2018 included $200 million related to the sale of a controlling interest in our arena management-related businesses in Corporate and Other (see Note 9 to Comcast’s condensed consolidated financial statements).
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
Cable Communications Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
	2018	2017	$	%
Revenue
Residential:
Video	$5,628	$5,740	$(112)	(1.9)%
High-speed Internet	4,262	3,898	364	9.3
Voice	994	1,034	(40)	(3.9)
Business services	1,761	1,585	176	11.1
Advertising	666	626	40	6.4
Other	399	374	25	6.9
Total revenue	13,710	13,257	453	3.4
Operating costs and expenses
Programming	3,312	3,206	106	3.3
Technical and product support	1,596	1,549	47	3.1
Customer service	600	605	(5)	(0.8)
Advertising, marketing and promotion	927	932	(5)	(0.5)
Franchise and other regulatory fees	390	399	(9)	(2.2)
Other	1,247	1,273	(26)	(2.1)
Total operating costs and expenses	8,072	7,964	108	1.4
Adjusted EBITDA	$5,638	$5,293	$345	6.5%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Residential:
Video	$11,287	$11,446	$(159)	(1.4)%
High-speed Internet	8,419	7,740	679	8.8
Voice	2,000	2,068	(68)	(3.3)
Business services	3,487	3,128	359	11.5
Advertising	1,248	1,180	68	5.7
Other	787	745	42	5.7
Total revenue	27,228	26,307	921	3.5
Operating costs and expenses
Programming	6,638	6,434	204	3.2
Technical and product support	3,199	3,079	120	3.9
Customer service	1,207	1,224	(17)	(1.4)
Advertising, marketing and promotion	1,867	1,827	40	2.2
Franchise and other regulatory fees	789	798	(9)	(1.0)
Other	2,475	2,478	(3)	(0.2)
Total operating costs and expenses	16,175	15,840	335	2.1
Adjusted EBITDA	$11,053	$10,467	$586	5.6%
Customer Metrics

	Total Customers		Net Additional Customers
	June 30		Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per customer amounts)	2018	2017	2018	2017	2018	2017
Customer relationships
Residential customer relationships	27,559	26,874	147	77	391	341
Business services customer relationships	2,244	2,115	36	37	65	71
Total customer relationships	29,802	28,989	182	114	455	412
Residential customer relationships mix
Single product customers	8,628	7,931	206	70	432	174
Double product customers	9,054	8,945	(63)	8	(3)	148
Triple and quad product customers	9,877	9,998	4	—	(39)	18
Video
Residential customers	21,074	21,475	(136)	(45)	(229)	(13)
Business services customers	1,047	1,040	(4)	11	(6)	21
Total video customers	22,121	22,516	(140)	(34)	(236)	8
High-speed Internet
Residential customers	24,440	23,364	226	140	577	537
Business services customers	2,069	1,942	34	35	63	67
Total high-speed Internet customers	26,509	25,306	260	175	640	604
Voice
Residential customers	10,213	10,470	(32)	(50)	(103)	(76)
Business services customers	1,269	1,189	17	27	33	49
Total voice customers	11,482	11,659	(16)	(22)	(69)	(28)
Security and automation
Security and automation customers	1,236	1,028	60	71	105	137
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product, and triple and quad product customers represent residential customers that subscribe to one, two, or three and four of our cable services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional cable services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) advanced services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is counted as a single customer. Residential video and high-speed Internet customers as of June 30, 2018 included prepaid customers totaling approximately 5,000 and 108,000, respectively.

Average monthly total revenue per customer relationship for the three and six months ended June 30, 2018 was $153.82 and $153.44, respectively. Average monthly total revenue per customer relationship for the three and six months ended June 30, 2017 was $152.74 and $152.33, respectively. This metric is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our residential video, high-speed Internet and voice services are also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship.
Average monthly Adjusted EBITDA per customer relationship for the three and six months ended June 30, 2018 was $63.26 and $62.29, respectively. Average monthly Adjusted EBITDA per customer relationship for the three and six months ended June 30, 2017 was $60.99 and $60.61, respectively. Each of our cable services has a different contribution to operating margin. We use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across all of our service offerings. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses, including residential high-speed Internet and business services.
Cable Communications Segment—Revenue
Video
Video revenue decreased 1.9% and 1.4% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to decreases in the number of residential video customers and, to a lesser extent, changes in average video rates. We have experienced, and expect that we will continue to experience, declines in the number of residential video customers due to competitive pressures, and we expect that our video revenue will continue to decline. Competition is intense, both from traditional multichannel video providers and from new technologies and distribution platforms for viewing content. We are responding to this competition through our X1 platform and sales and marketing programs, such as promotions, bundled service offerings and service offerings targeted at specific market segments.
High-Speed Internet
High-speed Internet revenue increased 9.3% and 8.8% and for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Increases in the number of residential customers receiving our high-speed Internet services accounted for increases in revenue of 4.4% and 4.6% for the three and six months ended June 30, 2018, respectively. The remaining increases in revenue for the three and six months ended June 30, 2018 were primarily due to changes in average high-speed Internet rates. Our customer base continues to grow as consumers choose our high-speed Internet services and seek offerings with better speed, coverage and control.
Voice
Voice revenue decreased 3.9% and 3.3% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to decreases in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Business Services
Business services revenue increased 11.1% and 11.5% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to increases in the number of customers receiving our small and medium-sized business services offerings. We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing, although the rate of growth in the number of our small business customers may slow as the business matures.
Advertising
Advertising revenue increased 6.4% and 5.7% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to increases in political advertising revenue. Excluding political advertising revenue, advertising revenue increased 1.3% and 1.4% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These increases were primarily due to increases in revenue from our advanced advertising business.
For both the three and six months ended June 30, 2018, 4% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. For the three and six months ended June 30, 2017, 4% and 5%, respectively, of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Other revenue increased 6.9% and 5.7% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to increases in revenue from our security and automation services and the licensing of our X1 platform to other multichannel video providers.

Cable Communications Segment—Operating Costs and Expenses
Programming expenses increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to increases in programming license fees, including retransmission consent fees and sports programming costs.
Technical and product support expenses increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to expenses related to the continued development, deployment and support of our X1 platform, cloud DVR technology and wireless gateways, and continued growth in business services and security and automation services.
Customer service expenses decreased slightly for the three months ended June 30, 2018 compared to the same period in 2017. Customer service expenses decreased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to lower personnel costs as a result of reduced call volumes.
Advertising, marketing and promotion expenses decreased slightly for the three months ended June 30, 2018 compared to the same period in 2017. Advertising, marketing and promotion expenses increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in spending associated with attracting new customers and encouraging existing customers to add additional or higher-tier services, including advertising expenses associated with the 2018 PyeongChang Olympics.
Franchise and other regulatory fees decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to decreases in the revenue to which the fees apply.
Other costs and expenses decreased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to decreases in administrative costs, which were partially offset by increases in costs to support our advertising sales business. Other costs and expenses remained flat for the six months ended June 30, 2018 compared to the same period in 2017.
Cable Communications Segment—Operating Margin
Our Cable Communications segment operating margin is Adjusted EBITDA as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers, which increased 3.3% and 3.2% for the three and six months ended June 30, 2018, respectively. We will continue to focus on growing our higher-margin businesses, particularly residential high-speed Internet and business services, and on overall operating cost management.
Our Cable Communications segment operating margin for the three months ended June 30, 2018 and 2017 was 41.1% and 39.9%, respectively. Our Cable Communications segment operating margin for the six months ended June 30, 2018 and 2017 was 40.6% and 39.8%, respectively.
NBCUniversal Segments Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Cable Networks	$2,916	$2,696	$220	8.2%
Broadcast Television	2,391	2,241	150	6.7
Filmed Entertainment	1,710	2,142	(432)	(20.2)
Theme Parks	1,361	1,314	47	3.6
Headquarters, other and eliminations	(65)	(75)	10	NM
Total revenue	$8,313	$8,318	$(5)	(0.1)%
Adjusted EBITDA
Cable Networks	$1,186	$1,055	$131	12.5%
Broadcast Television	417	416	1	0.2
Filmed Entertainment	138	287	(149)	(52.1)
Theme Parks	569	551	18	3.4
Headquarters, other and eliminations	(150)	(235)	85	NM
Total Adjusted EBITDA	$2,160	$2,074	$86	4.2%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Cable Networks	$6,110	$5,336	$774	14.5%
Broadcast Television	5,888	4,449	1,439	32.3
Filmed Entertainment	3,357	4,109	(752)	(18.3)
Theme Parks	2,642	2,432	210	8.6
Headquarters, other and eliminations	(154)	(155)	1	NM
Total revenue	$17,843	$16,171	$1,672	10.3%
Adjusted EBITDA
Cable Networks	$2,454	$2,170	$284	13.1%
Broadcast Television	924	738	186	25.2
Filmed Entertainment	341	658	(317)	(48.2)
Theme Parks	1,064	948	116	12.3
Headquarters, other and eliminations	(338)	(421)	83	NM
Total Adjusted EBITDA	$4,445	$4,093	$352	8.6%
Percentage changes that are considered not meaningful are denoted with NM.
Cable Networks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Distribution	$1,684	$1,550	$134	8.7%
Advertising	938	906	32	3.6
Content licensing and other	294	240	54	22.5
Total revenue	2,916	2,696	220	8.2
Operating costs and expenses
Programming and production	1,231	1,197	34	2.8
Other operating and administrative	382	325	57	17.7
Advertising, marketing and promotion	117	119	(2)	(1.8)
Total operating costs and expenses	1,730	1,641	89	5.4
Adjusted EBITDA	$1,186	$1,055	$131	12.5%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Distribution	$3,571	$3,112	$459	14.8%
Advertising	1,926	1,732	194	11.2
Content licensing and other	613	492	121	24.5
Total revenue	6,110	5,336	774	14.5
Operating costs and expenses
Programming and production	2,672	2,280	392	17.2
Other operating and administrative	744	646	98	15.2
Advertising, marketing and promotion	240	240	—	0.1
Total operating costs and expenses	3,656	3,166	490	15.5
Adjusted EBITDA	$2,454	$2,170	$284	13.1%

Cable Networks Segment—Revenue
Cable Networks revenue increased for the three months ended June 30, 2018 compared to the same period in 2017 due to increases in distribution revenue, content licensing and other revenue and advertising revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals, which were partially offset by a moderating decline in the number of subscribers at our cable networks. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. The increase in advertising revenue was primarily due to higher prices for advertising units sold, which was partially offset by the impact of continued declines in audience ratings at our networks.
Cable Networks revenue increased for the six months ended June 30, 2018 compared to the same period in 2017 due to increases in distribution revenue, advertising revenue and content licensing and other revenue. The increase in distribution revenue was primarily due to $236 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics. The increase in distribution revenue was also due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals, which were partially offset by a moderating decline in the number of subscribers at our cable networks. The increase in advertising revenue was primarily due to $142 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics. The increase in advertising revenue was also due to higher prices for advertising units sold, which was partially offset by the impact of continued declines in audience ratings at our networks. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. Excluding $378 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, Cable Networks segment revenue increased 7.4% for the six months ended June 30, 2018.
For both the three and six months ended June 30, 2018, 14% of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and six months ended June 30, 2017, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Cable Networks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to increases in other operating and administrative costs and programming and production costs. The increase in other operating and administrative costs was primarily due to costs related to our various digital properties, employee-related costs and costs related to our international channels. The increase in programming and production costs was primarily due to our continued investment in original programming and an increase in studio production costs.
Operating costs and expenses increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to increases in programming and production costs and other operating and administrative costs. The increase in programming and production costs was driven by our broadcast of the 2018 PyeongChang Olympics, as well as costs related to our continued investment in original programming and an increase in studio production costs. The increase in other operating and administrative costs was primarily due to employee-related costs and costs of our various digital properties and international channels.
Broadcast Television Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Advertising	$1,387	$1,270	$117	9.2%
Content licensing	481	523	(42)	(8.1)
Distribution and other	523	448	75	16.8
Total revenue	2,391	2,241	150	6.7
Operating costs and expenses
Programming and production	1,488	1,352	136	10.1
Other operating and administrative	375	349	26	7.1
Advertising, marketing and promotion	111	124	(13)	(9.6)
Total operating costs and expenses	1,974	1,825	149	8.2
Adjusted EBITDA	$417	$416	$1	0.2%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Advertising	$3,752	$2,549	$1,203	47.2%
Content licensing	1,003	1,026	(23)	(2.2)
Distribution and other	1,133	874	259	29.5
Total revenue	5,888	4,449	1,439	32.3
Operating costs and expenses
Programming and production	3,964	2,784	1,180	42.4
Other operating and administrative	756	685	71	10.1
Advertising, marketing and promotion	244	242	2	1.2
Total operating costs and expenses	4,964	3,711	1,253	33.7
Adjusted EBITDA	$924	$738	$186	25.2%
Broadcast Television Segment—Revenue
Broadcast Television revenue increased for the three months ended June 30, 2018 compared to the same period in 2017 due to increases in advertising revenue and distribution and other revenue, which were partially offset by a decrease in content licensing revenue. The increase in advertising revenue was primarily driven by revenue associated with Telemundo's broadcast of the 2018 FIFA World Cup Russia™ and higher rates, which was partially offset by the impact of continued declines in audience ratings. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements. The decrease in content licensing revenue was primarily due to timing of content provided under our licensing agreements.
Broadcast Television revenue increased for the six months ended June 30, 2018 compared to the same period in 2017 due to increases in advertising revenue and distribution and other revenue, which were partially offset by a decrease in content licensing revenue. The increase in advertising revenue was primarily due to $1.1 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and 2018 Super Bowl. The increase in advertising revenue was also due to revenue associated with Telemundo’s broadcast of the 2018 FIFA World Cup Russia™ and higher rates, which was partially offset by the impact of continued declines in audience ratings. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements. The increase in distribution and other revenue was also due to $112 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics. The decrease in content licensing revenue was primarily due to the timing of content provided under our licensing agreements. Excluding $1.2 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, revenue increased 5.5% for the six months ended June 30, 2018.
Broadcast Television Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to higher programming and production costs associated with Telemundo's broadcast of the 2018 FIFA World Cup Russia™.
Operating costs and expenses increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to higher programming and production costs. The increase in programming and production costs was primarily due to costs associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl.

Filmed Entertainment Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Theatrical	$540	$837	$(297)	(35.5)%
Content licensing	648	684	(36)	(5.3)
Home entertainment	225	334	(109)	(32.8)
Other	297	287	10	3.8
Total revenue	1,710	2,142	(432)	(20.2)
Operating costs and expenses
Programming and production	843	1,076	(233)	(21.7)
Other operating and administrative	301	329	(28)	(8.1)
Advertising, marketing and promotion	428	450	(22)	(4.9)
Total operating costs and expenses	1,572	1,855	(283)	(15.2)
Adjusted EBITDA	$138	$287	$(149)	(52.1)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Theatrical	$963	$1,488	$(525)	(35.3)%
Content licensing	1,381	1,418	(37)	(2.6)
Home entertainment	473	620	(147)	(23.8)
Other	540	583	(43)	(7.4)
Total revenue	3,357	4,109	(752)	(18.3)
Operating costs and expenses
Programming and production	1,578	1,939	(361)	(18.6)
Other operating and administrative	602	654	(52)	(7.9)
Advertising, marketing and promotion	836	858	(22)	(2.6)
Total operating costs and expenses	3,016	3,451	(435)	(12.6)
Adjusted EBITDA	$341	$658	$(317)	(48.2)%
Filmed Entertainment Segment—Revenue
Filmed Entertainment revenue decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to decreases in theatrical revenue and home entertainment revenue. The decreases in theatrical revenue were primarily due to the timing of releases and the strong performance of prior year releases, including The Fate of the Furious, which were partially offset by successful releases in the current year, including Jurassic World: Fallen Kingdom. The decreases in home entertainment revenue were primarily due to higher sales of 2017 releases, which were partially offset by sales of 2018 releases.
Filmed Entertainment Segment—Operating Costs and Expenses
Operating costs and expenses decreased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to decreases in programming and production costs related to a higher number of releases in the prior year periods.

Theme Parks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$1,361	$1,314	$47	3.6%
Operating costs and expenses	792	763	29	3.8
Adjusted EBITDA	$569	$551	$18	3.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$2,642	$2,432	$210	8.6%
Operating costs and expenses	1,578	1,484	94	6.3
Adjusted EBITDA	$1,064	$948	$116	12.3%
Theme Parks Segment—Revenue
Theme Parks revenue increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to increases in guest spending, driven by increased ticket prices and merchandise, food, and beverage spend. The increase in Theme Parks revenue for the three months ended June 30, 2018 was partially offset by the timing of spring holidays as compared to the prior year period.
Theme Parks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to higher operating costs related to Volcano Bay™ in Orlando and newer attractions, including the opening of the Fast & Furious - Supercharged™ attraction in Orlando, DreamWorks Theatre featuring Kung Fu Panda™ attraction in Hollywood, and Freeze Ray Sliders™ attraction at Minion Park™ in Japan.
Corporate and Other Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$255	$205	$50	23.8%
Operating costs and expenses	647	507	140	27.6
Adjusted EBITDA	$(392)	$(302)	$(90)	(30.1)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$646	$413	$233	56.2%
Operating costs and expenses	1,435	909	526	57.9
Adjusted EBITDA	$(789)	$(496)	$(293)	(59.3)%
Corporate and Other—Revenue
Other revenue primarily relates to revenue from business development initiatives, such as our wireless phone service that launched in 2017, and from Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania.
Corporate and Other revenue increased for the three and six months ended June 30, 2018 primarily due to revenue associated with our wireless phone service, which was partially offset by decreases in revenue due to the sale of a business in the third quarter of 2017 and the sale of a controlling interest in our arena management-related businesses in the second quarter of 2018.
Corporate and Other—Operating Costs and Expenses
Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of other business development initiatives, including our wireless phone service, and operating costs and expenses associated with Comcast Spectacor.
Corporate and Other operating costs and expenses increased for the three and six months ended June 30, 2018 primarily due to expenses associated with our wireless phone service, which were partially offset by declines in operating costs and expenses due to the sale a business in the third quarter of 2017 and the sale of a controlling interest in our arena management-related businesses in the second quarter of 2018.
Consolidated Interest Expense
Interest expense increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to increases in our debt outstanding.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Equity in net income (losses) of investees, net	$69	$15	$20	$51
Realized and unrealized gains (losses) on equity securities, net	(40)	(2)	(12)	(7)
Other income (loss), net	48	86	195	185
Total	$77	$99	$203	$229
Equity in Net Income (Losses) of Investees, Net
The changes in equity in net income (losses) of investees, net for the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily related to our equity method investments in Atairos and Hulu. The losses at Hulu were primarily due to higher programming and marketing costs. The equity in net income (losses) of Atairos and Hulu for the three and six months ended June 30, 2018 and 2017 are presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Atairos	$151	$42	$186	$99
Hulu	$(107)	$(52)	$(238)	$(106)
Realized and Unrealized Gains (Losses) on Equity Securities, Net
The changes in realized and unrealized gains (losses) on equity securities, net for the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to the adoption of updated accounting guidance for our marketable equity securities, which primarily relates to our investment in Snap (see Note 9).
Other Income (Loss), Net
Other income (loss), net for the six months ended June 30, 2018 included a $64 million pretax gain related to the sale of our investment in The Weather Channel cable network (see Note 9).
Consolidated Income Tax Expense
Income tax expense for the three and six months ended June 30, 2018 and 2017 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decreases in income tax expense for the three and six months ended June 30, 2018 compared to the same periods in 2017 were primarily due to the effects of the 2017 Tax Act, which were partially offset by higher taxable income from operations. The 2017 Tax Act, among other things, reduced the federal corporate income tax rate to 21% from 35%, effective January 1, 2018. We also recognized an income tax benefit of $128 million during the first quarter of 2018 related to the enactment of additional federal tax legislation in 2018.
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
We define consolidated Adjusted EBITDA as net income attributable to Comcast Corporation before net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance.
We reconcile consolidated Adjusted EBITDA to net income attributable to Comcast Corporation. This measure should not be considered a substitute for operating income, net income, net income attributable to Comcast Corporation, or net cash provided by operating activities that we have reported in accordance with GAAP.
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Net income attributable to Comcast Corporation	$3,216	$2,521	$6,334	$5,094
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(8)	21	50	103
Income tax expense	1,077	1,367	1,895	2,629
Interest expense	806	758	1,583	1,513
Investment and other (income) loss, net	(77)	(99)	(203)	(229)
Depreciation	2,021	1,970	4,032	3,885
Amortization	582	537	1,170	1,090
Other operating gains	(200)	—	(200)	—
Adjusted EBITDA	$7,417	$7,075	$14,661	$14,085
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
On July 11, 2018, we announced an increased cash offer for the entire issued and to be issued share capital of Sky plc, which has been recommended by the Sky Independent Committee. See Note 6 to Comcast’s condensed consolidated financial statements for additional information on the offer, including the related financing agreements. On July 19, 2018, we announced the withdrawal of our proposed offer for Twenty-First Century Fox, Inc.
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction will be funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The construction will take place over several years and debt financing and equity contributions will occur on a periodic basis. See Note 6 to Comcast’s condensed consolidated financial statements for additional information on Universal Beijing Resort, including the debt financing agreements.

Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2018	2017
Operating income	$9,659	$9,110
Depreciation, amortization and other operating gains	5,002	4,975
Noncash share-based compensation	410	391
Changes in operating assets and liabilities	(692)	(262)
Payments of interest	(1,354)	(1,372)
Payments of income taxes	(623)	(2,209)
Other	135	116
Net cash provided by operating activities	$12,537	$10,749
The variance in changes in operating assets and liabilities for the six months ended June 30, 2018 compared to the same period in 2017 was primarily related to the timing of programming spend and receipt of receivables and our broadcast of the 2018 PyeongChang Olympics, which were partially offset by our broadcast of the 2018 Super Bowl.
The decrease in income tax payments for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to federal income tax overpayments of $871 million related to the 2017 tax year that were applied to reduce tax payments in the current year, as well as a reduction in the federal income tax rate and additional depreciation deductions allowed under the 2017 Tax Act.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2018 consisted primarily of capital expenditures, cash paid for intangible assets and purchases of investments. Capital expenditures decreased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to a decrease in spending by our Cable Communications segment on customer premise equipment, which was partially offset by continued investments in scalable infrastructure to increase network capacity and increased investments in line extensions primarily for the expansion of business services. NBCUniversal capital expenditures increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in spending at our Universal theme parks and the timing of infrastructure spending. Purchases of investments for the six months ended June 30, 2018 consisted primarily of our cash capital contributions of $227 million to Hulu and $112 million to Atairos.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2018 consisted primarily of repayments of debt, repurchases of common stock under our share repurchase program and employee plans, and dividend payments, which were partially offset by proceeds from borrowings.
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
As of June 30, 2018, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $7.5 billion, which included $573 million available under the NBCUniversal Enterprise revolving credit facility.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. During the six months ended June 30, 2018, we repurchased a total of 77 million shares of our Class A common stock for $2.75 billion. We expect to make at least $2.25 billion more in repurchases under this authorization during the remainder of 2018, although the actual repurchase amount may differ depending on market and other conditions.

In addition, we paid $248 million for the six months ended June 30, 2018 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2018, our Board of Directors approved a 21% increase in our dividend to $0.76 per share on an annualized basis. In May 2018, our Board of Directors approved our second quarter dividend of $0.19 per share to be paid in July 2018. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended June 30, 2018.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
April 1-30, 2018	—	$—	—	$—	$5,500,000,013
May 1-31, 2018	18,821,251	$33.21	18,821,251	$625,000,000	$4,875,000,013
June 1-30, 2018	19,494,692	$32.06	19,494,692	$625,000,000	$4,250,000,013
Total	38,315,943	$32.62	38,315,943	$1,250,000,000	$4,250,000,013

(a)
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

The total number of shares purchased during the three months ended June 30, 2018 does not include any shares received in the administration of employee share-based compensation plans.
ITEM 5: OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the three months ended June 30, 2018 that requires disclosure under the Act, except with respect to a January 2016 licensing agreement by a non-U.S. subsidiary of DreamWorks Animation prior to our August 2016 DreamWorks Animation acquisition. The agreement licensed a prior season of a children’s animated television series for a three-year, non-cancelable term and for a one-time fee of $5,200 to a broadcasting company that is owned and controlled by the Government of Iran. The broadcasting company paid the license fee in the first quarter of 2016. We believe that DreamWorks Animation conducted its licensing activity in compliance with applicable laws and that the license is for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.

ITEM 6: EXHIBITS
Comcast

Exhibit No.	Description
10.1
Term Loan Credit Agreement among Comcast, the financial institutions party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on April 25, 2018).

10.2
364-day Bridge Loan Credit Agreement among Comcast, the financial institutions party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, dated April 25, 2018 (incorporated by reference to Exhibit 10.2 to Comcast’s Current Report on Form 8-K filed on April 25, 2018).

10.3
Amendment No. 1 dated April 27, 2018, to Credit Agreement dated as of May 26, 2016, among Comcast Corporation, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Morgan Stanley MUFG Partners, LLC, Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as co-documentation agents (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on April 30, 2018).

10.4*	Employment Agreement between Comcast Corporation and David N. Watson, dated as of April 2, 2018.
10.5*	Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, filed with the Securities and Exchange Commission on July 26, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

* Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
10.1
Term Loan Credit Agreement among Comcast, the financial institutions party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, dated April 25, 2018 (incorporated by reference to Exhibit 10.1 to NBCUniversal’s Current Report on Form 8-K filed on April 25, 2018).

10.2
364-day Bridge Loan Credit Agreement among Comcast, the financial institutions party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners, dated April 25, 2018 (incorporated by reference to Exhibit 10.2 to NBCUniversal’s Current Report on Form 8-K filed on April 25, 2018).

10.3
Amendment No. 1 dated April 27, 2018, to Credit Agreement dated as of May 26, 2016, among Comcast Corporation, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Morgan Stanley MUFG Partners, LLC, Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as co-documentation agents (incorporated by reference to Exhibit 10.1 to NBCUniversal’s Current Report on Form 8-K filed on April 30, 2018).

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, filed with the Securities and Exchange Commission on July 26, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: July 26, 2018
NBCUniversal
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President (Principal Accounting Officer)
Date: July 26, 2018

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Revenue	$8,313	$8,318	$17,843	$16,171
Costs and Expenses:
Programming and production	3,478	3,576	8,051	6,876
Other operating and administrative	1,955	1,890	3,927	3,718
Advertising, marketing and promotion	720	778	1,420	1,484
Depreciation	258	265	500	496
Amortization	295	255	563	532
Total costs and expenses	6,706	6,764	14,461	13,106
Operating income	1,607	1,554	3,382	3,065
Interest expense	(133)	(149)	(260)	(292)
Investment and other income (loss), net	(168)	(15)	(172)	(16)
Income before income taxes	1,306	1,390	2,950	2,757
Income tax expense	(88)	(99)	(179)	(191)
Net income	1,218	1,291	2,771	2,566
Less: Net income (loss) attributable to noncontrolling interests	(29)	12	11	85
Net income attributable to NBCUniversal	$1,247	$1,279	$2,760	$2,481
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Net income	$1,218	$1,291	$2,771	$2,566
Unrealized gains (losses) on marketable securities, net	—	(140)	—	(139)
Deferred gains (losses) on cash flow hedges, net	11	(8)	(2)	(22)
Employee benefit obligations, net	(3)	(2)	(7)	104
Currency translation adjustments, net	(215)	(11)	(11)	189
Comprehensive income	1,011	1,130	2,751	2,698
Less: Net income (loss) attributable to noncontrolling interests	(29)	12	11	85
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(29)	(5)	(25)	82
Comprehensive income attributable to NBCUniversal	$1,069	$1,123	$2,765	$2,531
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30
(in millions)	2018	2017
Operating Activities
Net income	$2,771	$2,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,063	1,028
Net (gain) loss on investment activity and other	232	73
Deferred income taxes	—	19
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(42)	(36)
Film and television costs, net	77	275
Accounts payable and accrued expenses related to trade creditors	(169)	(220)
Other operating assets and liabilities	(497)	(179)
Net cash provided by operating activities	3,435	3,526
Investing Activities
Capital expenditures	(730)	(623)
Cash paid for intangible assets	(296)	(128)
Construction of Universal Beijing Resort	(116)	(29)
Purchases of investments	(288)	(253)
Other	(56)	52
Net cash provided by (used in) investing activities	(1,486)	(981)
Financing Activities
Proceeds from borrowings	245	3,948
Repurchases and repayments of debt	(332)	(3,402)
Proceeds from (repayments of) borrowings from Comcast, net	(1,692)	278
Distributions to member	(990)	(1,141)
Distributions to noncontrolling interests	(111)	(116)
Purchase of Universal Studios Japan noncontrolling interests	—	(2,299)
Other	(132)	66
Net cash provided by (used in) financing activities	(3,012)	(2,666)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,063)	(121)
Cash, cash equivalents and restricted cash, beginning of period	2,377	1,987
Cash, cash equivalents and restricted cash, end of period	$1,314	$1,866
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$1,283	$2,347
Receivables, net	7,002	6,967
Programming rights	1,207	1,606
Other current assets	1,092	1,037
Total current assets	10,584	11,957
Film and television costs	7,401	7,082
Investments	1,816	1,816
Property and equipment, net of accumulated depreciation of $4,618 and $4,166	12,180	11,346
Goodwill	24,087	23,989
Intangible assets, net of accumulated amortization of $8,157 and $7,585	14,036	13,306
Other noncurrent assets, net	1,781	1,804
Total assets	$71,885	$71,300
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,567	$1,663
Accrued participations and residuals	1,731	1,644
Program obligations	601	745
Deferred revenue	1,434	1,457
Accrued expenses and other current liabilities	1,823	2,394
Note payable to Comcast	139	1,831
Current portion of long-term debt	188	198
Total current liabilities	7,483	9,932
Long-term debt, less current portion	12,287	12,275
Accrued participations, residuals and program obligations	1,501	1,490
Other noncurrent liabilities	5,138	4,153
Commitments and contingencies
Redeemable noncontrolling interests	391	409
Equity:
Member’s capital	43,777	42,148
Accumulated other comprehensive income (loss)	218	(20)
Total NBCUniversal member’s equity	43,995	42,128
Noncontrolling interests	1,090	913
Total equity	45,085	43,041
Total liabilities and equity	$71,885	$71,300
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$530	$38,894	$(135)	$2,116	$40,875
Dividends declared		(1,141)			(1,141)
Contributions from (distributions to) noncontrolling interests, net	(46)			(55)	(55)
Contribution from member		662			662
Other comprehensive income (loss)			50	82	132
Purchase of Universal Studios Japan noncontrolling interests		(704)	141	(1,736)	(2,299)
Other	10	81		474	555
Net income	18	2,481		67	2,548
Balance, June 30, 2017	$512	$40,273	$56	$948	$41,277
Balance, December 31, 2017	$409	$42,148	$(20)	$913	$43,041
Cumulative effects of adoption of accounting standards		(232)	232		—
Dividends declared		(990)			(990)
Contributions from (distributions to) noncontrolling interests, net	(33)			313	313
Other comprehensive income (loss)			6	(25)	(19)
Other	(5)	91		(102)	(11)
Net income	20	2,760		(9)	2,751
Balance, June 30, 2018	$391	$43,777	$218	$1,090	$45,085
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

	Three Months Ended June 30, 2018
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,916	$1,186	$179	$8	$5
Broadcast Television	2,391	417	40	32	3
Filmed Entertainment	1,710	138	63	8	8
Theme Parks	1,361	569	167	360	119
Headquarters and Other(a)	15	(148)	104	53	31
Eliminations(b)	(80)	(2)	—	—	—
Total	$8,313	$2,160	$553	$461	$166

NBCUniversal Media, LLC

	Three Months Ended June 30, 2017
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,696	$1,055	$181	$8	$4
Broadcast Television	2,241	416	31	30	4
Filmed Entertainment	2,142	287	25	19	6
Theme Parks	1,314	551	186	243	26
Headquarters and Other(a)	9	(235)	97	38	33
Eliminations(b)	(84)	—	—	—	—
Total	$8,318	$2,074	$520	$338	$73

	Six Months Ended June 30, 2018
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks(d)	$6,110	$2,454	$368	$11	$9
Broadcast Television(d)	5,888	924	74	62	75
Filmed Entertainment	3,357	341	91	15	14
Theme Parks	2,642	1,064	322	542	135
Headquarters and Other(a)	29	(336)	208	100	63
Eliminations(b)(d)	(183)	(2)	—	—	—
Total	$17,843	$4,445	$1,063	$730	$296

	Six Months Ended June 30, 2017
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$5,336	$2,170	$395	$10	$7
Broadcast Television	4,449	738	63	59	7
Filmed Entertainment	4,109	658	47	29	11
Theme Parks	2,432	948	328	472	39
Headquarters and Other(a)	17	(420)	195	53	64
Eliminations(b)	(172)	(1)	—	—	—
Total	$16,171	$4,093	$1,028	$623	$128

(a)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

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

(c)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to NBCUniversal before net income (loss) attributable to noncontrolling interests, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Adjusted EBITDA	$2,160	$2,074	$4,445	$4,093
Depreciation	(258)	(265)	(500)	(496)
Amortization	(295)	(255)	(563)	(532)
Interest expense	(133)	(149)	(260)	(292)
Investment and other income (loss), net	(168)	(15)	(172)	(16)
Income before income taxes	$1,306	$1,390	$2,950	$2,757

(d)
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

NBCUniversal Media, LLC

Note 3: Revenue

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Distribution	$1,684	$1,550	$3,571	$3,112
Advertising	938	906	1,926	1,732
Content licensing and other	294	240	613	492
Total Cable Networks	2,916	2,696	6,110	5,336

Advertising	1,387	1,270	3,752	2,549
Content licensing	481	523	1,003	1,026
Distribution and other	523	448	1,133	874
Total Broadcast Television	2,391	2,241	5,888	4,449

Theatrical	540	837	963	1,488
Content licensing	648	684	1,381	1,418
Home entertainment	225	334	473	620
Other	297	287	540	583
Total Filmed Entertainment	1,710	2,142	3,357	4,109

Total Theme Parks	1,361	1,314	2,642	2,432
Headquarters and Other	15	9	29	17
Eliminations(a)	(80)	(84)	(183)	(172)
Total revenue	$8,313	$8,318	$17,843	$16,171

(a)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
United States	$6,533	$6,139	$14,187	$12,256
Foreign	1,780	2,179	3,656	3,915
Total revenue	$8,313	$8,318	$17,843	$16,171
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
Advertising
Our Cable Networks and Broadcast Television segments generate advertising revenue from the sale of advertising on our cable and broadcast networks, our owned local broadcast television stations, and various digital properties.
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

(in millions)	June 30, 2018	December 31, 2017
Receivables, gross	$7,097	$7,055
Less: Allowance for doubtful accounts	95	88
Receivables, net	$7,002	$6,967

NBCUniversal Media, LLC

(in millions)	June 30, 2018	December 31, 2017
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,091	$1,093
Noncurrent deferred revenue (included in other noncurrent liabilities)	$424	$392
Note 4: Long-Term Debt
As of June 30, 2018, our debt, excluding the note payable to Comcast, had a carrying value of $12.5 billion and an estimated fair value of $12.7 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
In June 2018, Universal Beijing Resort borrowed $235 million under its debt financing agreement to fund the construction of a Universal theme park and resort in Beijing, China (see Note 5).
For the six months ended June 2018, we repaid $318 million of Universal Studios Japan term loans maturing 2022.
Cross-Guarantee Structure
We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the $7 billion Comcast revolving credit facility due 2021. As of June 30, 2018, outstanding debt securities of $50.3 billion of Comcast and CCCL Parent were subject to the cross-guarantee structure.
We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $3 billion aggregate principal amount of senior notes, $1.5 billion revolving credit facility, commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock. Additionally, the Universal Studios Japan and Universal Beijing Resort term loans are not subject to the cross-guarantee structure and are not guaranteed by us; however, the Universal Studios Japan term loans have a separate guarantee from Comcast.
Note 5: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction will be funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion as of quarter end). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. In June 2018, Universal Beijing Resort borrowed $235 million of term loans under the debt financing agreements.
We have concluded that Universal Beijing Resort is a variable interest entity based on its governance structure, and we consolidate it because we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees or other financial commitments between us and Universal Beijing Resort, and therefore our maximum risk of financial loss is our 30% interest. Universal Beijing Resort’s results of operations are reported in our Theme Parks segment. Our condensed consolidated statement of cash flows includes the costs of construction and related borrowings in the "construction of Universal Beijing Resort" and "proceeds from borrowings" captions, respectively, and equity contributions from our investing partner are included in other financing activities.
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of June 30, 2018, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $1.2 billion and $587 million, respectively.
Universal Studios Japan
On April 6, 2017, we acquired the remaining interests in Universal Studios Japan that we did not already own for $2.3 billion. The acquisition was funded through borrowings under our revolving credit agreement with Comcast. Because we maintained control of Universal Studios Japan, the difference between the consideration transferred and the recorded value of the noncontrolling interests, as well as the related accumulated other comprehensive income impact, were recorded to member's capital.

NBCUniversal Media, LLC

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
The tables below present the effects on our condensed consolidated statement of income and balance sheet for the prior year periods presented.
Condensed Consolidated Statement of Income

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted	Previously Reported	Effects of Adoption	As Adjusted
Revenue	$8,331	$(13)	$8,318	$16,199	$(28)	$16,171
Total costs and expenses	$6,780	$(16)	$6,764	$13,139	$(33)	$13,106
Operating income	$1,551	$3	$1,554	$3,060	$5	$3,065
Net income attributable to NBCUniversal	$1,276	$3	$1,279	$2,476	$5	$2,481
Condensed Consolidated Balance Sheet

	December 31, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted
Total current assets	$11,673	$284	$11,957
Film and television costs	$7,071	$11	$7,082
Other noncurrent assets, net	$1,872	$(68)	$1,804
Total assets	$71,073	$227	$71,300

Total current liabilities	$9,602	$330	$9,932
Other noncurrent liabilities	$4,109	$44	$4,153
Total equity	$43,188	$(147)	$43,041
Total liabilities and equity	$71,073	$227	$71,300
The adoption of the updated guidance impacted the timing of recognition for some of our revenue contracts, primarily for content licensing agreements. As a result of the adoption of the updated guidance, when the term of existing content licensing agreements is renewed or extended, revenue is not recognized until the date when the renewal or extension period begins. Under the prior guidance, revenue for the content licensing renewal period was recognized on the date that the renewal was agreed to contractually. This change resulted in delayed revenue recognition for content licensing renewals or extensions in our Cable Networks, Broadcast Television and Filmed Entertainment segments. This change also impacted the timing of the related amortization of our film and television costs and participations and residuals expenses. The adoption of the updated guidance did not have a material impact on the results of operations or financial position for our reportable segments.
Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and the changes in fair value be recognized in net income. On January 1, 2018, we adopted the updated guidance prospectively along with a related clarifying update and as a result,

NBCUniversal Media, LLC

we recorded a $232 million cumulative effect adjustment to member’s capital and accumulated other comprehensive income (loss). See Note 8 for further information.
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
Note 7: Film and Television Costs

(in millions)	June 30, 2018	December 31, 2017
Film Costs:
Released, less amortization	$1,609	$1,734
Completed, not released	258	50
In production and in development	1,057	1,149
	2,924	2,933
Television Costs:
Released, less amortization	2,326	2,260
In production and in development	878	818
	3,204	3,078
Programming rights, less amortization	2,480	2,677
	8,608	8,688
Less: Current portion of programming rights	1,207	1,606
Film and television costs	$7,401	$7,082
Note 8: Investments

(in millions)	June 30, 2018	December 31, 2017
Equity method	$719	$690
Marketable equity securities	385	430
Nonmarketable equity securities	712	696
Total investments	$1,816	$1,816
Investment and Other Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Equity in net income (losses) of investees, net	$(87)	$(29)	$(187)	$(55)
Realized and unrealized gains (losses) on equity securities, net	(74)	—	(37)	2
Other income (loss), net	(7)	14	52	37
Investment and other income (loss), net	$(168)	$(15)	$(172)	$(16)
Beginning January 1, 2018, in connection with our adoption of the updated accounting guidance related to the recognition and measurement of financial assets and financial liabilities (see Note 6), we updated the presentation and accounting policies for our

NBCUniversal Media, LLC

investments previously classified as fair value and cost method investments. The investment categories presented in the table above are based on the new guidance and updated policies, where applicable, are presented below.
Equity Method
Hulu
As of June 30, 2018 and December 31, 2017, we had an investment in Hulu of $238 million and $249 million, respectively. For the six months ended June 30, 2018 and 2017, we made cash capital contributions to Hulu totaling $227 million and $99 million, respectively. We recognize our proportionate share of Hulu’s income and losses in equity in net income (losses) of investees, net. For the three and six months ended June 30, 2018, we recognized our proportionate share of Hulu’s losses of $107 million and $238 million, respectively. For the three and six months ended June 30, 2017, we recognized our proportionate share of Hulu’s losses of $52 million and $106 million, respectively.
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
Snap
In March 2017, Comcast acquired an interest in Snap Inc. as part of its initial public offering. On March 31, 2017, Comcast contributed its investment in Snap to us as an equity contribution of $662 million, which was recorded in our condensed consolidated statement of equity based on the fair value of the investment as of March 31, 2017. We have classified our investment as a marketable equity security. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images. As of June 30, 2018 and December 31, 2017, we had an investment in Snap of $385 million and $430 million, respectively. For the three and six months ended June 30, 2018, we recognized unrealized losses of $82 million and $45 million, respectively, in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap.
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
Note 9: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Six Months Ended June 30
(in millions)	2018	2017
Interest	$218	$287
Income taxes	$225	$149
Noncash Investing and Financing Activities
During the six months ended June 30, 2018:

•	we acquired $1.2 billion of property and equipment and intangible assets that were accrued but unpaid

•	we received noncash contributions from noncontrolling interests totaling $391 million related to Universal Beijing Resort (see Note 5)

NBCUniversal Media, LLC

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,283	$2,347
Restricted cash included in other noncurrent assets, net	31	30
Cash, cash equivalents and restricted cash, end of period	$1,314	$2,377
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2018	June 30, 2017
Unrealized gains (losses) on marketable securities	$—	$(139)
Deferred gains (losses) on cash flow hedges	8	1
Unrecognized gains (losses) on employee benefit obligations	119	118
Cumulative translation adjustments	91	76
Accumulated other comprehensive income (loss)	$218	$56
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
Comcast is also the counterparty to one of our contractual obligations. As of June 30, 2018, the carrying value of the liability associated with this contractual obligation was $383 million.
The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.
Condensed Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$480	$460	$1,074	$919
Total costs and expenses	$(42)	$(49)	$(103)	$(110)
Interest expense and investment and other income (loss), net	$(20)	$(28)	$(43)	$(47)
Condensed Consolidated Balance Sheet

(in millions)	June 30, 2018	December 31, 2017
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$350	$326
Accounts payable and accrued expenses related to trade creditors	$38	$54
Accrued expenses and other current liabilities	$11	$50
Note payable to Comcast	$139	$1,831
Long-term debt	$610	$610
Other noncurrent liabilities	$389	$389

NBCUniversal Media, LLC

Share-Based Compensation
Comcast maintains share-based compensation plans that consist primarily of awards of restricted share units and stock options to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast. For the three months ended June 30, 2018 and 2017, we recognized share-based compensation expense of $46 million and $40 million, respectively. For the six months ended June 30, 2018 and 2017, we recognized share-based compensation expense of $78 million and $65 million, respectively.