Form 10-Q
period 2018-09-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2018-10-25
CIK 1166691, 902739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files).

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
Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date:
As of September 30, 2018, there were 4,540,060,394 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.
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
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2018. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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

•	our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	we may be unable to obtain necessary hardware, software and operational support

•	weak economic conditions may have a negative impact on our businesses

•	acquisitions, including our acquisition of Sky plc, and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated

•	labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses

•	the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses

•	we face risks relating to doing business internationally that could adversely affect our businesses

•
our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2018	2017	2018	2017
Revenue	$22,135	$21,081	$66,661	$62,954
Costs and Expenses:
Programming and production	6,711	6,059	20,440	18,450
Other operating and administrative	6,444	6,535	19,323	18,642
Advertising, marketing and promotion	1,667	1,604	4,924	4,894
Depreciation	2,038	1,991	6,070	5,876
Amortization	580	555	1,750	1,645
Other operating gains	(141)	(442)	(341)	(442)
Total costs and expenses	17,299	16,302	52,166	49,065
Operating income	4,836	4,779	14,495	13,889
Interest expense	(830)	(766)	(2,413)	(2,279)
Investment and other income (loss), net	(111)	70	92	299
Income before income taxes	3,895	4,083	12,174	11,909
Income tax expense	(999)	(1,409)	(2,894)	(4,038)
Net income	2,896	2,674	9,280	7,871
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	10	32	60	135
Net income attributable to Comcast Corporation	$2,886	$2,642	$9,220	$7,736
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.63	$0.56	$2.00	$1.64
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.62	$0.55	$1.98	$1.61
Dividends declared per common share	$0.19	$0.1575	$0.57	$0.4725
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Net income	$2,896	$2,674	$9,280	$7,871
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(1), $35, $(1), and $26	2	(59)	—	(42)
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $5, $(9), $8, and $(16)	(15)	16	(26)	28
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $—, $— and $—	—	(1)	—	(1)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(5), $7, $(13) and $15	17	(12)	43	(26)
Employee benefit obligations, net of deferred taxes of $2, $3, $7 and $(30)	(8)	(6)	(24)	51
Currency translation adjustments, net of deferred taxes of $25, $(8), $22 and $(47)	(103)	20	(119)	166
Comprehensive income	2,789	2,632	9,154	8,047
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	10	32	60	135
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(20)	5	(45)	87
Comprehensive income attributable to Comcast Corporation	$2,799	$2,595	$9,139	$7,825
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(in millions)	2018	2017
Operating Activities
Net income	$9,280	$7,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other operating gains	7,479	7,079
Share-based compensation	607	594
Noncash interest expense (income), net	289	187
Net (gain) loss on investment activity and other	118	(133)
Deferred income taxes	877	681
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(225)	123
Film and television costs, net	64	(71)
Accounts payable and accrued expenses related to trade creditors	(85)	(20)
Other operating assets and liabilities	103	(454)
Net cash provided by operating activities	18,507	15,857
Investing Activities
Capital expenditures	(6,607)	(6,839)
Cash paid for intangible assets	(1,375)	(1,136)
Acquisitions and construction of real estate properties	(129)	(325)
Construction of Universal Beijing Resort	(257)	(47)
Acquisitions, net of cash acquired	(88)	(429)
Proceeds from sales of investments	127	120
Purchases of investments	(840)	(2,064)
Other	579	797
Net cash provided by (used in) investing activities	(8,590)	(9,923)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	2,909	(2,807)
Proceeds from borrowings	9,850	11,460
Repurchases and repayments of debt	(4,405)	(5,021)
Repurchases of common stock under repurchase program and employee plans	(4,282)	(4,212)
Dividends paid	(2,487)	(2,147)
Purchase of Universal Studios Japan noncontrolling interests	—	(2,299)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(209)	(198)
Other	(242)	103
Net cash provided by (used in) financing activities	1,134	(5,121)
Increase (decrease) in cash, cash equivalents and restricted cash	11,051	813
Cash, cash equivalents and restricted cash, beginning of period	3,571	3,415
Cash, cash equivalents and restricted cash, end of period	$14,622	$4,228
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$10,616	$3,428
Receivables, net	8,983	8,834
Programming rights	1,223	1,613
Other current assets	2,384	2,468
Total current assets	23,206	16,343
Film and television costs	7,377	7,087
Investments	7,724	6,931
Property and equipment, net of accumulated depreciation of $50,934 and $49,916	39,855	38,470
Franchise rights	59,365	59,364
Goodwill	36,703	36,780
Other intangible assets, net of accumulated amortization of $13,391 and $11,950	18,649	18,133
Other noncurrent assets, net	7,756	4,354
Total assets	$200,635	$187,462
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$7,036	$6,908
Accrued participations and residuals	1,809	1,644
Deferred revenue	1,633	1,687
Accrued expenses and other current liabilities	5,976	6,620
Current portion of long-term debt	3,173	5,134
Total current liabilities	19,627	21,993
Long-term debt, less current portion	69,711	59,422
Deferred income taxes	25,167	24,259
Other noncurrent liabilities	12,468	10,972
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,317	1,357
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,412,851,422 and 5,507,854,670; outstanding, 4,540,060,394 and 4,635,063,642	54	55
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,394	37,497
Retained earnings	41,218	38,202
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	374	379
Total Comcast Corporation shareholders’ equity	71,523	68,616
Noncontrolling interests	822	843
Total equity	72,345	69,459
Total liabilities and equity	$200,635	$187,462
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	B
Balance, December 31, 2016	$1,446	$56	$—	$38,230	$23,065	$(7,517)	$98	$2,231	$56,163
Stock compensation plans				440					440
Repurchases of common stock under repurchase program and employee plans		(1)		(633)	(3,587)				(4,221)
Employee stock purchase plans				140					140
Dividends declared					(2,239)				(2,239)
Other comprehensive income (loss)							89	87	176
Contributions from (distributions to) noncontrolling interests, net	(31)							(81)	(81)
Purchase of Universal Studios Japan noncontrolling interests				(696)			194	(1,736)	(2,238)
Other	(114)			48	(1)			252	299
Net income (loss)	52				7,736			83	7,819
Balance, September 30, 2017	$1,353	$55	$—	$37,529	$24,974	$(7,517)	$381	$836	$56,258
Balance, December 31, 2017	$1,357	$55	$—	$37,497	$38,202	$(7,517)	$379	$843	$69,459
Cumulative effects of adoption of accounting standards					(43)		76		33
Stock compensation plans				434					434
Repurchases of common stock under repurchase program and employee plans		(1)		(757)	(3,530)				(4,288)
Employee stock purchase plans				161					161
Dividends declared					(2,631)				(2,631)
Other comprehensive income (loss)							(81)	(45)	(126)
Contributions from (distributions to) noncontrolling interests, net	(42)							277	277
Other	(35)			59				(276)	(217)
Net income (loss)	37				9,220			23	9,243
Balance, September 30, 2018	$1,317	$54	$—	$37,394	$41,218	$(7,517)	$374	$822	$72,345
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Condensed Consolidated Financial Statements
Business and Basis of Presentation
We have prepared these unaudited condensed consolidated financial statements based on SEC rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our consolidated results of operations, cash flows and financial condition for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.
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
On October 9, 2018, we acquired a controlling interest in Sky plc. Beginning in the fourth quarter of 2018, Sky’s results will be included in our consolidated financial statements. See Note 6 for additional information on the transaction.
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

Comcast Corporation

	Three Months Ended September 30, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$13,787	$5,615	$2,071	$1,944	$353
NBCUniversal
Cable Networks	2,884	968	180	11	6
Broadcast Television	2,452	321	32	37	—
Filmed Entertainment	1,819	214	26	9	6
Theme Parks	1,528	725	170	269	23
Headquarters and Other(a)	15	(161)	106	79	43
Eliminations(b)	(73)	(1)	—	—	—
NBCUniversal	8,625	2,066	514	405	78
Corporate and Other(c)	276	(378)	33	35	14
Eliminations(b)	(553)	10	—	—	—
Comcast Consolidated	$22,135	$7,313	$2,618	$2,384	$445

	Three Months Ended September 30, 2017
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$13,339	$5,216	$2,015	$2,061	$284
NBCUniversal
Cable Networks	2,603	906	179	5	4
Broadcast Television	2,125	316	33	66	4
Filmed Entertainment	1,753	383	32	18	6
Theme Parks	1,550	775	166	199	18
Headquarters and Other(a)	15	(122)	97	66	37
Eliminations(b)	(70)	(1)	—	—	—
NBCUniversal	7,976	2,257	507	354	69
Corporate and Other(c)	266	(349)	24	19	12
Eliminations(b)	(500)	9	—	—	—
Comcast Consolidated	$21,081	$7,133	$2,546	$2,434	$365

	Nine Months Ended September 30, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$41,015	$16,668	$6,171	$5,398	$950
NBCUniversal
Cable Networks(e)	8,994	3,422	548	22	15
Broadcast Television(e)	8,340	1,245	106	99	75
Filmed Entertainment	5,176	555	117	24	20
Theme Parks	4,170	1,789	492	811	158
Headquarters and Other(a)	44	(497)	314	179	106
Eliminations(b)(e)	(256)	(3)	—	—	—
NBCUniversal	26,468	6,511	1,577	1,135	374
Corporate and Other(c)	922	(1,167)	72	74	51
Eliminations(b)(e)	(1,744)	(38)	—	—	—
Comcast Consolidated	$66,661	$21,974	$7,820	$6,607	$1,375

Comcast Corporation

	Nine Months Ended September 30, 2017
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$39,646	$15,683	$5,928	$5,798	$897
NBCUniversal
Cable Networks	7,939	3,076	574	15	11
Broadcast Television	6,574	1,054	96	125	11
Filmed Entertainment	5,862	1,041	79	47	17
Theme Parks	3,982	1,723	494	671	57
Headquarters and Other(a)	32	(542)	292	119	101
Eliminations(b)	(242)	(2)	—	—	—
NBCUniversal	24,147	6,350	1,535	977	197
Corporate and Other(c)	679	(845)	58	64	42
Eliminations(b)	(1,518)	30	—	—	—
Comcast Consolidated	$62,954	$21,218	$7,521	$6,839	$1,136

(a)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(b)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Cable Networks segment generates revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•	our Broadcast Television segment generates revenue from the fees received under retransmission consent agreements with our Cable Communications segment

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Cable Networks and Broadcast Television segments generate revenue by selling advertising to our Cable Communications segment

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Adjusted EBITDA	$7,313	$7,133	$21,974	$21,218
Adjustment for legal settlement	—	(250)	—	(250)
Depreciation	(2,038)	(1,991)	(6,070)	(5,876)
Amortization	(580)	(555)	(1,750)	(1,645)
Other operating gains	141	442	341	442
Interest expense	(830)	(766)	(2,413)	(2,279)
Investment and other income (loss), net	(111)	70	92	299
Income before income taxes	$3,895	$4,083	$12,174	$11,909

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

Comcast Corporation

Note 3: Revenue

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Residential:
Video	$5,591	$5,760	$16,878	$17,206
High-Speed Internet	4,321	3,942	12,740	11,682
Voice	982	1,013	2,982	3,081
Business services	1,803	1,629	5,290	4,757
Advertising	684	594	1,932	1,774
Other	406	401	1,193	1,146
Total Cable Communications(a)	13,787	13,339	41,015	39,646

Distribution	1,680	1,533	5,251	4,645
Advertising	820	787	2,746	2,519
Content licensing and other	384	283	997	775
Total Cable Networks	2,884	2,603	8,994	7,939

Advertising	1,355	1,241	5,107	3,790
Content licensing	538	432	1,541	1,458
Distribution and other	559	452	1,692	1,326
Total Broadcast Television	2,452	2,125	8,340	6,574

Theatrical	601	515	1,564	2,003
Content licensing	719	662	2,100	2,080
Home entertainment	260	299	733	919
Other	239	277	779	860
Total Filmed Entertainment	1,819	1,753	5,176	5,862

Total Theme Parks	1,528	1,550	4,170	3,982
Headquarters and Other	15	15	44	32
Eliminations(b)	(73)	(70)	(256)	(242)
Total NBCUniversal	8,625	7,976	26,468	24,147

Corporate and Other	276	266	922	679
Eliminations(b)	(553)	(500)	(1,744)	(1,518)
Total revenue	$22,135	$21,081	$66,661	$62,954

(a)
For the three and nine months ended September 30, 2018, 2.6% and 2.7%, respectively, of Cable Communications segment revenue was derived from franchise and other regulatory fees. For both the three and nine months ended September 30, 2017, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States, but also in select international markets, primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
United States	$20,244	$19,142	$61,060	$57,047
Foreign	1,891	1,939	5,601	5,907
Total revenue	$22,135	$21,081	$66,661	$62,954
No single customer accounted for a significant amount of revenue in any period presented.

Comcast Corporation

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
Advertising
Our Cable Communications segment generates revenue from the sale of advertising and from our advanced advertising business. As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we sell to local, regional and national advertisers. In most cases, the available advertising units are sold by our sales force. We also represent the advertising sales efforts of other multichannel video providers in some markets. Since we are acting as the principal in these arrangements, we record the advertising that is sold in advertising revenue and the fees paid to multichannel video providers in other operating and administrative expenses. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us and record the revenue net of agency commissions. In addition, we generate revenue from the sale of advertising online and on our On Demand service. We enter into advertising arrangements with customers and have determined that a contract exists once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and the timing of airing is scheduled. Advertisements are

Comcast Corporation

generally aired or viewed within one year once all terms and conditions are agreed upon. Advertising revenue is recognized in the period in which advertisements are aired or viewed. Payment terms vary by contract, although terms generally require payment within 30 to 60 days from when advertisements are aired or viewed. Our advanced advertising business provide technology, tools, marketplace solutions and data-driven insights to various customers in the media industry to more effectively engage with their targeted audiences. Revenue earned from our advanced advertising business is recognized when services are provided.
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
For our content licensing agreements that include variable pricing, such as pricing based on the number of subscribers to a subscription video on demand service sold by our customers, we generally recognize revenue as our customers sell to their subscribers.

Comcast Corporation

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

(in millions)	September 30, 2018	December 31, 2017
Receivables, gross	$9,300	$9,122
Less: Allowance for doubtful accounts	317	288
Receivables, net	$8,983	$8,834

(in millions)	September 30, 2018	December 31, 2017
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,207	$1,184
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$928	$922
Noncurrent deferred revenue (included in other noncurrent liabilities)	$572	$497
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
Note 4: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended September 30
	2018			2017
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,886	4,564	$0.63	$2,642	4,698	$0.56
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		55			79
Diluted EPS attributable to Comcast Corporation shareholders	$2,886	4,619	$0.62	$2,642	4,777	$0.55

Comcast Corporation

	Nine Months Ended September 30
	2018			2017
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$9,220	4,599	$2.00	$7,736	4,725	$1.64
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		56			81
Diluted EPS attributable to Comcast Corporation shareholders	$9,220	4,655	$1.98	$7,736	4,806	$1.61
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and nine months ended September 30, 2018 and 2017.
Note 5: Long-Term Debt
As of September 30, 2018, our debt had a carrying value of $72.9 billion and an estimated fair value of $74.5 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities. See Note 6 for information regarding the financing of the Sky transaction.

Debt Borrowings
(in millions)	Nine Months Ended September 30, 2018
Comcast sterling-denominated term loan due 2021 (see Note 6)	$3,913
Comcast revolving credit facility (see Note 6)	1,500
Comcast 3.90% senior notes due 2038	1,200
Comcast 3.55% senior notes due 2028	1,000
Comcast 4.00% senior notes due 2048	1,000
Comcast 4.25% senior notes due 2053	800
Universal Beijing Resort term loans (see Note 6)	386
Other	51
Total	$9,850

Debt Repayments
(in millions)	Nine Months Ended September 30, 2018
NBCUniversal Enterprise 1.662% senior notes due 2018	$1,100
Comcast 5.70% senior notes due 2018	1,000
Comcast 5.875% senior notes due 2018	900
NBCUniversal Enterprise senior floating rate notes due 2018	700
Universal Studios Japan term loans maturing 2022	362
Other	343
Total	$4,405
Revolving Credit Facilities
As of September 30, 2018, $1.5 billion was outstanding under our consolidated revolving credit facilities. Amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $3.8 billion, which included $823 million available under NBCUniversal Enterprise’s revolving credit facility.

Comcast Corporation

Commercial Paper Programs
As of September 30, 2018, Comcast had $3 billion face amount of commercial paper outstanding. As of September 30, 2018, NBCUniversal Enterprise had $794 million face amount of commercial paper outstanding.
Note 6: Significant Transactions
Sky Transaction
On October 9, 2018, in connection with our offer to acquire the share capital of Sky, we acquired a controlling interest in Sky through a series of purchases of Sky shares and acceptances of the offer at our offer price of £17.28 per Sky share. Because shareholders owning over 90% of the fully diluted share capital of Sky have either accepted our offer or sold their Sky shares to us, we have exercised, in accordance with applicable U.K. law, our right to acquire the remaining shares of Sky, which we expect will be completed in the fourth quarter of 2018. The consideration under our offer implies a value of approximately £30.2 billion (approximately $39.4 billion using the exchange rate on October 9, 2018) for the fully diluted share capital of Sky. As of October 9, 2018, Sky had outstanding indebtedness that will be consolidated in our financial statements with an aggregate principal amount of approximately $11 billion using the exchange rates as of such date, which is not guaranteed by us, Comcast Cable Communications, LLC or NBCUniversal.
Sky is one of Europe’s leading media and entertainment companies, connecting customers to a broad range of video content through its pay television services. It also provides communication services, including residential high-speed Internet, voice, and wireless phone services. Sky operates the Sky News broadcast network and sports and entertainment networks, produces original content, and has exclusive content rights.
To finance our acquisition, in September 2018, we borrowed £3.0 billion ($3.9 billion using the exchange rate on the date of borrowing) under our £7.0 billion unsecured sterling-denominated term loan credit agreement and $1.5 billion under Comcast’s revolving credit facility, and issued $3.0 billion of commercial paper under Comcast’s commercial paper program, all of which were classified as long-term debt at September 30, 2018. The proceeds from the term loan borrowing were restricted as to use for purchase of Sky shares and were classified as restricted cash in other noncurrent assets, net. Additionally, in October 2018, we issued $27.0 billion aggregate amount of senior unsecured fixed and floating rate notes that will mature between 2020 and 2058, and borrowed £3.6 billion ($4.8 billion using the exchange rates on the dates of borrowings) under our £7.0 billion unsecured sterling-denominated term loan credit agreement and $3.0 billion under our $3.0 billion unsecured dollar-denominated term loan credit agreement. The unsecured term loans and senior notes are guaranteed by Comcast Cable Communications, LLC and NBCUniversal. In October 2018, we used a portion of the net proceeds from the senior notes offering to repay the commercial paper outstanding and revolving credit facility borrowings, and to replenish a portion of our cash, in each case, that had been previously used for purchases of Sky shares.
Acquisition-Related Expenses
As a result of the Sky transaction, we have incurred incremental expenses related to legal, accounting, valuation and other professional services, which are reflected in other operating and administrative expenses. We also incurred certain financing costs associated with our borrowings, which are reflected in interest expense. The table below presents the amounts related to these expenses included in our consolidated statement of operations. Additional acquisition-related fees are expected in the fourth quarter of 2018.

	Three Months Ended September 30	Nine Months Ended September 30
(in millions)	2018	2018
Other operating and administrative expenses	$8	$29
Interest expense	$34	$45
Preliminary Purchase Price Allocation and Unaudited Pro Forma Information
We will apply acquisition accounting to Sky and its results of operations will be included in our consolidated results of operations from the date of acquisition. The assets and liabilities acquired as a result of the transaction will be recorded at their estimated fair values. Due to the limited time since the acquisition date and limitations on access to Sky information prior to the acquisition date, the initial accounting for the transaction is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for assets and liabilities acquired. Also, because the initial accounting for the transaction is incomplete, we are unable to provide supplemental pro forma revenue and earnings of the combined entity. We will include this information in future filings.

Comcast Corporation

Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction will be funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion as of quarter end). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. For the nine months ended September 30, 2018, Universal Beijing Resort borrowed $386 million of term loans under the debt financing agreements.
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
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of September 30, 2018, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $1.2 billion and $728 million, respectively.
FCC Spectrum Auction
On April 13, 2017, the Federal Communications Commission announced the results of its spectrum auction. In the auction, NBCUniversal relinquished its spectrum rights in the New York, Philadelphia and Chicago designated market areas (“DMAs”) where NBC and Telemundo had overlapping spectrum. NBCUniversal received proceeds of $482 million in July 2017, which were recorded in other investing activities in our condensed consolidated statement of cash flows. NBCUniversal recognized a pretax gain of $337 million in other operating gains for the three and nine months ended September 30, 2017 in our condensed consolidated statement of income. NBC and Telemundo stations share broadcast signals in these DMAs. In connection with the auction, we also acquired the rights to $1.7 billion of spectrum, which were recorded to other intangible assets, net in our condensed consolidated balance sheet. We had previously made a deposit of $1.8 billion to participate in the auction in the third quarter of 2016 and received a refund for amounts in excess of the purchase price in the second quarter of 2017.
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
The tables below present the effects on our condensed consolidated statement of income and balance sheet for the prior year periods presented.

Comcast Corporation

Condensed Consolidated Statement of Income

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted	Previously Reported	Effects of Adoption	As Adjusted
Revenue	$20,983	$98	$21,081	$62,611	$343	$62,954
Total costs and expenses	$16,191	$111	$16,302	$48,731	$334	$49,065
Operating income	$4,792	$(13)	$4,779	$13,880	$9	$13,889
Net income attributable to Comcast Corporation	$2,650	$(8)	$2,642	$7,729	$7	$7,736
Condensed Consolidated Balance Sheet

	December 31, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted
Total current assets	$16,060	$283	$16,343
Film and television costs	$7,076	$11	$7,087
Other intangible assets, net	$18,779	$(646)	$18,133
Other noncurrent assets, net	$3,489	$865	$4,354
Total assets	$186,949	$513	$187,462

Total current liabilities	$21,561	$432	$21,993
Deferred income taxes	$24,256	$3	$24,259
Other noncurrent liabilities	$10,904	$68	$10,972
Total equity	$69,449	$10	$69,459
Total liabilities and equity	$186,949	$513	$187,462
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

Comcast Corporation

The table below presents the effects these changes had on our Cable Communications segment revenue, operating costs and expenses, and depreciation and amortization expense as a result of the updated guidance for the prior year periods. Previously reported amounts are based on amounts previously presented in the segment information footnote.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted	Previously Reported	Effects of Adoption	As Adjusted
Residential:
Video	$5,825	$(65)	$5,760	$17,396	$(190)	$17,206
High-speed Internet	3,709	233	3,942	10,994	688	11,682
Voice	840	173	1,013	2,559	522	3,081
Business services	1,575	54	1,629	4,596	161	4,757
Advertising	542	52	594	1,628	146	1,774
Other	712	(311)	401	2,064	(918)	1,146
Total Cable Communications revenue	$13,203	$136	$13,339	$39,237	$409	$39,646
Operating costs and expenses	$7,957	$166	$8,123	$23,473	$490	$23,963
Depreciation and amortization expense	$2,049	$(34)	$2,015	$6,030	$(102)	$5,928
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
The adjustments to deferred tax assets and liabilities, and the liability related to the transition tax, are provisional amounts based on information available as of September 30, 2018. These amounts are subject to change as we obtain information necessary to complete the calculations. During the nine months ended September 30, 2018, we recorded immaterial adjustments to the provisional amounts related to the cumulative temporary differences and the one-time deemed repatriation tax on undistributed foreign earnings and profits. We expect to complete our analysis of the provisional items in the fourth quarter of 2018.
In February 2018, the FASB issued guidance that permits companies to reclassify disproportionate tax effects recorded in accumulated other comprehensive income as a result of the 2017 Tax Act to retained earnings. We adopted the guidance as of January 1, 2018 and, as a result, we recorded an immaterial cumulative effect adjustment to retained earnings and accumulated other comprehensive income (loss).

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
Leases
In February 2016, the FASB updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. The asset and liability are initially measured based on the present value of committed lease payments. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease do not significantly change from previous guidance. For a lessor, the accounting applied is also largely unchanged from previous guidance. We will adopt the updated accounting guidance in the first quarter of 2019 and prior periods will not be adjusted. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.
Note 8: Film and Television Costs

(in millions)	September 30, 2018	December 31, 2017
Film Costs:
Released, less amortization	$1,573	$1,734
Completed, not released	242	50
In production and in development	1,010	1,149
	2,825	2,933
Television Costs:
Released, less amortization	2,286	2,260
In production and in development	905	818
	3,191	3,078
Programming rights, less amortization	2,584	2,689
	8,600	8,700
Less: Current portion of programming rights	1,223	1,613
Film and television costs	$7,377	$7,087
Note 9: Investments

(in millions)	September 30, 2018	December 31, 2017
Equity method	$4,163	$3,546
Marketable equity securities	322	433
Nonmarketable equity securities	1,528	1,186
Other investments	1,798	1,785
Total investments	7,811	6,950
Less: Current investments	87	19
Noncurrent investments	$7,724	$6,931

Comcast Corporation

Investment and Other Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Equity in net income (losses) of investees, net	$(76)	$(39)	$(56)	$12
Realized and unrealized gains (losses) on equity securities, net	(38)	7	(50)	—
Other income (loss), net	3	102	198	287
Investment and other income (loss), net	$(111)	$70	$92	$299
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
As of September 30, 2018 and December 31, 2017, we had an investment in Atairos of $2.9 billion and $2.4 billion, respectively. For the nine months ended September 30, 2018 and 2017, we made cash capital contributions to Atairos totaling $133 million and $994 million, respectively. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of Atairos’ income and losses in equity in net income (losses) of investees, net. For the three and nine months ended September 30, 2018, our share of Atairos’ income was $38 million and $224 million, respectively. For the three and nine months ended September 30, 2017, our share of Atairos’ income was $7 million and $106 million, respectively.
In April 2018, we sold a controlling interest in our arena management-related businesses to Atairos and received as consideration additional equity interests in Atairos. We account for our retained ownership in the businesses as an equity method investment. In connection with the sale of the businesses, we recognized a pretax gain of $200 million in other operating gains in the second quarter of 2018.
In July 2017, we sold a business to a company owned by Atairos and received as consideration an investment in that company, which we account for as an equity method investment. In connection with the sale of the business, we recognized a pretax gain of $105 million in other operating gains in the third quarter of 2017.
Hulu
As of September 30, 2018 and December 31, 2017, we had an investment in Hulu of $219 million and $249 million, respectively. For the nine months ended September 30, 2018 and 2017, we made cash capital contributions to Hulu totaling $341 million and $198 million, respectively. We recognize our proportionate share of Hulu’s income and losses in equity in net income (losses) of investees, net. For the three and nine months ended September 30, 2018, we recognized our proportionate share of Hulu’s losses of $132 million and $370 million, respectively. For the three and nine months ended September 30, 2017, we recognized our proportionate share of Hulu’s losses of $62 million and $168 million, respectively.
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

Comcast Corporation

Snap
In March 2017, we acquired an interest in Snap Inc. for $500 million as part of its initial public offering, which we have classified as a marketable equity security. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images. As of September 30, 2018 and December 31, 2017, we had an investment in Snap of $249 million and $430 million, respectively. For the three and nine months ended September 30, 2018, we recognized unrealized losses of $135 million and $180 million, respectively, in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap.
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
Other Investments
AirTouch
We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of both September 30, 2018 and December 31, 2017, we had an investment in AirTouch of $1.6 billion. We account for our investment in AirTouch as a held to maturity investment using the cost method. As of September 30, 2018, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Restricted share units	$94	$99	$279	$284
Stock options	50	52	155	155
Employee stock purchase plans	7	8	24	25
Total	$151	$159	$458	$464
As of September 30, 2018, we had unrecognized pretax compensation expense of $914 million and $489 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation

Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30
(in millions)	2018	2017
Interest	$2,240	$2,277
Income taxes	$1,533	$3,415
Noncash Investing and Financing Activities
During the nine months ended September 30, 2018:

•	we acquired $2.1 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $864 million for a quarterly cash dividend of $0.19 per common share to be paid in October 2018

•	we received noncash contributions from noncontrolling interests totaling $391 million related to Universal Beijing Resort (see Note 6)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$10,616	$3,428
Restricted cash included in other current assets	47	60
Restricted cash included in other noncurrent assets, net	3,959	83
Cash, cash equivalents and restricted cash, end of period	$14,622	$3,571
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2018	September 30, 2017
Unrealized gains (losses) on marketable securities	$2	$(43)
Deferred gains (losses) on cash flow hedges	28	(12)
Unrecognized gains (losses) on employee benefit obligations	294	270
Cumulative translation adjustments	50	166
Accumulated other comprehensive income (loss), net of deferred taxes	$374	$381
Note 11: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
As of September 30, 2018, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $742 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Comcast Parent and CCCL Parent also fully and unconditionally guarantee NBCUniversal Enterprise’s $3 billion aggregate principal amount of senior notes and $1.6 billion revolving credit facility and commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, revolving credit facility or commercial paper program.
Comcast Parent provides an unconditional guarantee of the Universal Studios Japan $3.5 billion term loans with a final maturity of March 2022. Comcast Parent also provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither CCCL Parent nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, CCCL Parent nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029 or the Universal Beijing Resort term loans.

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$22,135	$—	$22,135
Management fee revenue	299	—	294	—	—	(593)	—
Total revenue	299	—	294	—	22,135	(593)	22,135
Costs and Expenses:
Programming and production	—	—	—	—	6,711	—	6,711
Other operating and administrative	208	—	294	230	6,305	(593)	6,444
Advertising, marketing and promotion	—	—	—	—	1,667	—	1,667
Depreciation	12	—	—	—	2,026	—	2,038
Amortization	1	—	—	—	579	—	580
Other operating gains	—	—	—	—	(141)	—	(141)
Total cost and expenses	221	—	294	230	17,147	(593)	17,299
Operating income (loss)	78	—	—	(230)	4,988	—	4,836
Interest expense	(600)	(3)	(48)	(113)	(66)	—	(830)
Investment and other income (loss), net	3,299	3,380	3,007	1,576	1,065	(12,438)	(111)
Income (loss) before income taxes	2,777	3,377	2,959	1,233	5,987	(12,438)	3,895
Income tax (expense) benefit	109	(1)	10	(2)	(1,115)	—	(999)
Net income (loss)	2,886	3,376	2,969	1,231	4,872	(12,438)	2,896
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	10	—	10
Net income (loss) attributable to Comcast Corporation	$2,886	$3,376	$2,969	$1,231	$4,862	$(12,438)	$2,886
Comprehensive income (loss) attributable to Comcast Corporation	$2,799	$3,349	$2,974	$1,112	$4,663	$(12,098)	$2,799

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$21,081	$—	$21,081
Management fee revenue	285	—	280	—	—	(565)	—
Total revenue	285	—	280	—	21,081	(565)	21,081
Costs and Expenses:
Programming and production	—	—	—	—	6,059	—	6,059
Other operating and administrative	183	—	280	277	6,360	(565)	6,535
Advertising, marketing and promotion	—	—	—	—	1,604	—	1,604
Depreciation	7	—	—	—	1,984	—	1,991
Amortization	1	—	—	—	554	—	555
Other operating gains	—	—	—	—	(442)	—	(442)
Total cost and expenses	191	—	280	277	16,119	(565)	16,302
Operating income (loss)	94	—	—	(277)	4,962	—	4,779
Interest expense	(544)	(3)	(48)	(116)	(55)	—	(766)
Investment and other income (loss), net	2,934	2,513	1,995	2,206	1,845	(11,423)	70
Income (loss) before income taxes	2,484	2,510	1,947	1,813	6,752	(11,423)	4,083
Income tax (expense) benefit	158	(10)	17	(6)	(1,568)	—	(1,409)
Net income (loss)	2,642	2,500	1,964	1,807	5,184	(11,423)	2,674
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	32	—	32
Net income (loss) attributable to Comcast Corporation	$2,642	$2,500	$1,964	$1,807	$5,152	$(11,423)	$2,642
Comprehensive income (loss) attributable to Comcast Corporation	$2,595	$2,484	$1,968	$1,722	$5,024	$(11,198)	$2,595

Comcast Corporation

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$66,661	$—	$66,661
Management fee revenue	889	—	873	—	—	(1,762)	—
Total revenue	889	—	873	—	66,661	(1,762)	66,661
Costs and Expenses:
Programming and production	—	—	—	—	20,440	—	20,440
Other operating and administrative	626	—	873	772	18,814	(1,762)	19,323
Advertising, marketing and promotion	—	—	—	—	4,924	—	4,924
Depreciation	34	—	—	—	6,036	—	6,070
Amortization	4	—	—	—	1,746	—	1,750
Other operating gains	—	—	—	—	(341)	—	(341)
Total cost and expenses	664	—	873	772	51,619	(1,762)	52,166
Operating income (loss)	225	—	—	(772)	15,042	—	14,495
Interest expense	(1,739)	(9)	(143)	(332)	(190)	—	(2,413)
Investment and other income (loss), net	10,416	10,279	8,832	5,107	3,977	(38,519)	92
Income (loss) before income taxes	8,902	10,270	8,689	4,003	18,829	(38,519)	12,174
Income tax (expense) benefit	318	—	29	(12)	(3,229)	—	(2,894)
Net income (loss)	9,220	10,270	8,718	3,991	15,600	(38,519)	9,280
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	60	—	60
Net income (loss) attributable to Comcast Corporation	$9,220	$10,270	$8,718	$3,991	$15,540	$(38,519)	$9,220
Comprehensive income (loss) attributable to Comcast Corporation	$9,139	$10,245	$8,723	$3,877	$15,357	$(38,202)	$9,139

Comcast Corporation

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$62,954	$—	$62,954
Management fee revenue	841	—	827	—	—	(1,668)	—
Total revenue	841	—	827	—	62,954	(1,668)	62,954
Costs and Expenses:
Programming and production	—	—	—	—	18,450	—	18,450
Other operating and administrative	553	—	827	844	18,086	(1,668)	18,642
Advertising, marketing and promotion	—	—	—	—	4,894	—	4,894
Depreciation	21	—	—	—	5,855	—	5,876
Amortization	4	—	—	—	1,641	—	1,645
Other operating gains	—	—	—	—	(442)	—	(442)
Total costs and expenses	578	—	827	844	48,484	(1,668)	49,065
Operating income (loss)	263	—	—	(844)	14,470	—	13,889
Interest expense	(1,592)	(9)	(159)	(344)	(175)	—	(2,279)
Investment and other income (loss), net	8,600	7,841	6,628	5,493	4,476	(32,739)	299
Income (loss) before income taxes	7,271	7,832	6,469	4,305	18,771	(32,739)	11,909
Income tax (expense) benefit	465	(26)	56	(17)	(4,516)	—	(4,038)
Net income (loss)	7,736	7,806	6,525	4,288	14,255	(32,739)	7,871
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	135	—	135
Net income (loss) attributable to Comcast Corporation	$7,736	$7,806	$6,525	$4,288	$14,120	$(32,739)	$7,736
Comprehensive income (loss) attributable to Comcast Corporation	$7,825	$7,804	$6,531	$4,253	$13,993	$(32,581)	$7,825

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,461)	$137	$(206)	$(1,047)	$21,084	$—	$18,507
Investing Activities:
Net transactions with affiliates	(1,087)	(586)	206	800	667	—	—
Capital expenditures	(15)	—	—	—	(6,592)	—	(6,607)
Cash paid for intangible assets	(3)	—	—	—	(1,372)	—	(1,375)
Acquisitions and construction of real estate properties	(94)	—	—	—	(35)	—	(129)
Construction of Universal Beijing Resort	—	—	—	—	(257)	—	(257)
Acquisitions, net of cash acquired	—	—	—	—	(88)	—	(88)
Proceeds from sales of investments	—	—	—	67	60	—	127
Purchases of investments	(118)	—	—	(50)	(672)	—	(840)
Other	—	449	—	—	130	—	579
Net cash provided by (used in) investing activities	(1,317)	(137)	206	817	(8,159)	—	(8,590)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	2,117	—	—	—	792	—	2,909
Proceeds from borrowings	9,386	—	—	—	464	—	9,850
Repurchases and repayments of debt	(1,900)	—	—	(3)	(2,502)	—	(4,405)
Repurchases of common stock under repurchase program and employee plans	(4,282)	—	—	—	—	—	(4,282)
Dividends paid	(2,487)	—	—	—	—	—	(2,487)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(209)	—	(209)
Other	(56)	—	—	—	(186)	—	(242)
Net cash provided by (used in) financing activities	2,778	—	—	(3)	(1,641)	—	1,134
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(233)	11,284	—	11,051
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	496	3,075	—	3,571
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$263	$14,359	$—	$14,622

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(931)	$91	$(233)	$(1,055)	$17,985	$—	$15,857
Investing Activities:
Net transactions with affiliates	4,216	(91)	818	833	(5,776)	—	—
Capital expenditures	(6)	—	—	—	(6,833)	—	(6,839)
Cash paid for intangible assets	(2)	—	—	—	(1,134)	—	(1,136)
Acquisitions and construction of real estate properties	(190)	—	—	—	(135)	—	(325)
Construction of Universal Beijing Resort	—	—	—	—	(47)	—	(47)
Acquisitions, net of cash acquired	—	—	—	—	(429)	—	(429)
Proceeds from sales of investments	—	—	—	10	110	—	120
Purchases of investments	(56)	—	(35)	(57)	(1,916)	—	(2,064)
Other	101	—	—	49	647	—	797
Net cash provided by (used in) investing activities	4,063	(91)	783	835	(15,513)	—	(9,923)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1,739)	—	—	—	(1,068)	—	(2,807)
Proceeds from borrowings	5,997	—	—	—	5,463	—	11,460
Repurchases and repayments of debt	(1,000)	—	(550)	(3)	(3,468)	—	(5,021)
Repurchases of common stock under repurchase program and employee plans	(4,212)	—	—	—	—	—	(4,212)
Dividends paid	(2,147)	—	—	—	—	—	(2,147)
Purchase of Universal Studios Japan noncontrolling interests	—	—	—	—	(2,299)	—	(2,299)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(198)	—	(198)
Other	(31)	—	—	—	134	—	103
Net cash provided by (used in) financing activities	(3,132)	—	(550)	(3)	(1,436)	—	(5,121)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(223)	1,036	—	813
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	482	2,933	—	3,415
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$259	$3,969	$—	$4,228

Comcast Corporation

Condensed Consolidating Balance Sheet
September 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$263	$10,353	$—	$10,616
Receivables, net	—	—	—	—	8,983	—	8,983
Programming rights	—	—	—	—	1,223	—	1,223
Other current assets	58	8	—	34	2,284	—	2,384
Total current assets	58	8	—	297	22,843	—	23,206
Film and television costs	—	—	—	—	7,377	—	7,377
Investments	267	11	122	790	6,534	—	7,724
Investments in and amounts due from subsidiaries eliminated upon consolidation	129,360	146,297	132,562	53,078	103,526	(564,823)	—
Property and equipment, net	649	—	—	—	39,206	—	39,855
Franchise rights	—	—	—	—	59,365	—	59,365
Goodwill	—	—	—	—	36,703	—	36,703
Other intangible assets, net	11	—	—	—	18,638	—	18,649
Other noncurrent assets, net	782	230	—	95	6,884	(235)	7,756
Total assets	$131,127	$146,546	$132,684	$54,260	$301,076	$(565,058)	$200,635
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$13	$—	$—	$—	$7,023	$—	$7,036
Accrued participations and residuals	—	—	—	—	1,809	—	1,809
Deferred revenue	—	—	—	—	1,633	—	1,633
Accrued expenses and other current liabilities	1,852	150	231	346	3,397	—	5,976
Current portion of long-term debt	699	—	—	4	2,470	—	3,173
Total current liabilities	2,564	150	231	350	16,332	—	19,627
Long-term debt, less current portion	54,120	144	2,100	7,748	5,599	—	69,711
Deferred income taxes	—	330	—	68	25,070	(301)	25,167
Other noncurrent liabilities	2,920	—	—	1,225	8,257	66	12,468
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,317	—	1,317
Equity:
Common stock	54	—	—	—	—	—	54
Other shareholders’ equity	71,469	145,922	130,353	44,869	243,679	(564,823)	71,469
Total Comcast Corporation shareholders’ equity	71,523	145,922	130,353	44,869	243,679	(564,823)	71,523
Noncontrolling interests	—	—	—	—	822	—	822
Total equity	71,523	145,922	130,353	44,869	244,501	(564,823)	72,345
Total liabilities and equity	$131,127	$146,546	$132,684	$54,260	$301,076	$(565,058)	$200,635

Comcast Corporation

Condensed Consolidating Balance Sheet
December 31, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$496	$2,932	$—	$3,428
Receivables, net	—	—	—	—	8,834	—	8,834
Programming rights	—	—	—	—	1,613	—	1,613
Other current assets	60	—	7	25	2,376	—	2,468
Total current assets	60	—	7	521	15,755	—	16,343
Film and television costs	—	—	—	—	7,087	—	7,087
Investments	146	21	108	693	5,963	—	6,931
Investments in and amounts due from subsidiaries eliminated upon consolidation	117,164	142,519	139,528	50,102	113,332	(562,645)	—
Property and equipment, net	551	—	—	—	37,919	—	38,470
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	36,780	—	36,780
Other intangible assets, net	12	—	—	—	18,121	—	18,133
Other noncurrent assets, net	435	708	—	88	3,437	(314)	4,354
Total assets	$118,368	$143,248	$139,643	$51,404	$297,758	$(562,959)	$187,462
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$16	$—	$—	$—	$6,892	$—	$6,908
Accrued participations and residuals	—	—	—	—	1,644	—	1,644
Deferred revenue	—	—	—	—	1,687	—	1,687
Accrued expenses and other current liabilities	1,888	92	333	326	3,981	—	6,620
Current portion of long-term debt	2,810	—	—	4	2,320	—	5,134
Total current liabilities	4,714	92	333	330	16,524	—	21,993
Long-term debt, less current portion	42,428	140	2,100	7,751	7,003	—	59,422
Deferred income taxes	—	285	—	67	24,250	(343)	24,259
Other noncurrent liabilities	2,610	—	—	1,128	7,205	29	10,972
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,357	—	1,357
Equity:
Common stock	55	—	—	—	—	—	55
Other shareholders’ equity	68,561	142,731	137,210	42,128	240,576	(562,645)	68,561
Total Comcast Corporation shareholders’ equity	68,616	142,731	137,210	42,128	240,576	(562,645)	68,616
Noncontrolling interests	—	—	—	—	843	—	843
Total equity	68,616	142,731	137,210	42,128	241,419	(562,645)	69,459
Total liabilities and equity	$118,368	$143,248	$139,643	$51,404	$297,758	$(562,959)	$187,462

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
On October 9, 2018, in connection with our offer to acquire the share capital of Sky, we acquired a controlling interest in Sky through a series of purchases of Sky shares and acceptances of the offer at our offer price of £17.28 per Sky share. The consideration under our offer implies a value of approximately £30.2 billion (approximately $39.4 billion using the exchange rate on October 9, 2018) for the fully diluted share capital of Sky. Sky’s results will be included in our consolidated financial statements beginning in the fourth quarter of 2018.
Cable Communications Segment
Comcast Cable is one of the nation’s largest providers of video, high-speed Internet, voice, and security and automation services (“cable services”) to residential customers under the XFINITY brand; we also provide these and other services to business customers and sell advertising. As of September 30, 2018, our cable systems had 30.1 million total customer relationships, including 27.8 million residential and 2.3 million business customer relationships, and passed more than 57 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers that subscribe to our cable services, which we market individually and as bundled services, and from the sale of advertising.
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
Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017		2018	2017
Revenue	$22,135	$21,081	5.0%	$66,661	$62,954	5.9%
Costs and Expenses:
Programming and production	6,711	6,059	10.8	20,440	18,450	10.8
Other operating and administrative	6,444	6,535	(1.4)	19,323	18,642	3.7
Advertising, marketing and promotion	1,667	1,604	3.9	4,924	4,894	0.6
Depreciation	2,038	1,991	2.4	6,070	5,876	3.3
Amortization	580	555	4.9	1,750	1,645	6.5
Other operating gains	(141)	(442)	(67.9)	(341)	(442)	(22.7)
Operating income	4,836	4,779	1.2	14,495	13,889	4.4
Interest expense	(830)	(766)	8.4	(2,413)	(2,279)	5.9
Investment and other income (loss), net	(111)	70	(256.2)	92	299	(69.1)
Income before income taxes	3,895	4,083	(4.6)	12,174	11,909	2.2
Income tax expense	(999)	(1,409)	(29.1)	(2,894)	(4,038)	(28.3)
Net income	2,896	2,674	8.3	9,280	7,871	17.9
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	10	32	(70.9)	60	135	(55.7)
Net income attributable to Comcast Corporation	$2,886	$2,642	9.3%	$9,220	$7,736	19.2%

Adjusted EBITDA(a)	$7,313	$7,133	2.5%	$21,974	$21,218	3.6%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)
Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measure” section on page 44 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated Revenue
Our Cable Communications, Cable Networks, Broadcast Television and Filmed Entertainment segments accounted for the increase in consolidated revenue for the three months ended September 30, 2018, which was partially offset by a decrease in revenue in our Theme Parks segment.
Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for the increase in consolidated revenue for the nine months ended September 30, 2018, which were partially offset by a decrease in revenue in our Filmed Entertainment segment. Consolidated revenue for the nine months ended September 30, 2018 included revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl in February 2018.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our business development initiatives and other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Costs and Expenses
Our Cable Networks, Broadcast Television and Filmed Entertainment segments accounted for the increase in consolidated operating costs and expenses for the three months ended September 30, 2018.
Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for the increase in consolidated operating costs and expenses for the nine months ended September 30, 2018, which were partially offset by decreases in operating costs and expenses in our Filmed Entertainment segment.
Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017		2018	2017
Cable Communications	$2,071	$2,015	2.8%	$6,171	$5,928	4.1%
NBCUniversal	514	507	1.8	1,577	1,535	2.9
Corporate and Other	33	24	37.0	72	58	21.6
Total	$2,618	$2,546	2.9%	$7,820	$7,521	4.0%
Consolidated depreciation and amortization expense increased for the three and nine months ended September 30, 2018 primarily due to increases in both capital expenditures and expenditures for software in our Cable Communications segment in recent years. We continue to invest in our network capacity and in customer premise equipment, primarily for our X1 platform, cloud DVR technology and wireless gateways. Certain of these assets have relatively short estimated useful lives, which also contributed to the increase in depreciation expense for the three and nine months ended September 30, 2018 in our Cable Communications segment.
Consolidated Other Operating Gains
Consolidated other operating gains for the three and nine months ended September 30, 2018 included $141 million related to the sale of a business in our Filmed Entertainment segment. The nine months ended September 30, 2018 also included $200 million related to the sale of a controlling interest in our arena management-related businesses in Corporate and Other (see Note 9 to Comcast’s condensed consolidated financial statements). Consolidated other operating gains for both the three and nine months ended September 30, 2017 included $337 million related to NBCUniversal’s relinquishment of spectrum rights (see Note 6 to Comcast’s condensed consolidated financial statements and Note 5 to NBCUniversal’s condensed consolidated financial statements) and $105 million related to the sale of a business in Corporate and other (see Note 9 to Comcast’s condensed consolidated financial statements).
Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use Adjusted EBITDA as the measure of profit or loss for our operating segments. See Note 2 to both Comcast’s and NBCUniversal’s condensed consolidated financial statements for our definition of Adjusted EBITDA and a reconciliation from the aggregate amount of Adjusted EBITDA for our reportable business segments to consolidated income before income taxes.
To be consistent with our current management reporting presentation, certain 2017 operating results were reclassified within the Cable Communications segment.

Cable Communications Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Residential:
Video	$5,591	$5,760	$(169)	(2.9)%
High-speed Internet	4,321	3,942	379	9.6
Voice	982	1,013	(31)	(3.1)
Business services	1,803	1,629	174	10.6
Advertising	684	594	90	15.2
Other	406	401	5	1.1
Total revenue	13,787	13,339	448	3.4
Operating costs and expenses
Programming	3,309	3,264	45	1.4
Technical and product support	1,624	1,602	22	1.3
Customer service	595	626	(31)	(4.9)
Advertising, marketing and promotion	935	952	(17)	(1.8)
Franchise and other regulatory fees	389	398	(9)	(2.4)
Other	1,320	1,281	39	3.1
Total operating costs and expenses	8,172	8,123	49	0.6
Adjusted EBITDA	$5,615	$5,216	$399	7.6%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Residential:
Video	$16,878	$17,206	$(328)	(1.9)%
High-speed Internet	12,740	11,682	1,058	9.1
Voice	2,982	3,081	(99)	(3.2)
Business services	5,290	4,757	533	11.2
Advertising	1,932	1,774	158	8.9
Other	1,193	1,146	47	4.1
Total revenue	41,015	39,646	1,369	3.5
Operating costs and expenses
Programming	9,947	9,698	249	2.6
Technical and product support	4,823	4,681	142	3.0
Customer service	1,802	1,850	(48)	(2.6)
Advertising, marketing and promotion	2,802	2,779	23	0.9
Franchise and other regulatory fees	1,178	1,196	(18)	(1.5)
Other	3,795	3,759	36	0.9
Total operating costs and expenses	24,347	23,963	384	1.6
Adjusted EBITDA	$16,668	$15,683	$985	6.3%

Customer Metrics

	Total Customers		Net Additional Customers
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per customer amounts)	2018	2017	2018	2017	2018	2017
Customer relationships
Residential customer relationships	27,817	26,957	258	83	649	424
Business services customer relationships	2,274	2,146	30	31	94	102
Total customer relationships	30,091	29,104	288	115	744	527
Residential customer relationships mix
Single product customers	8,912	8,055	284	125	716	299
Double product customers	9,045	8,983	(9)	38	(12)	186
Triple and quad product customers	9,860	9,919	(17)	(79)	(55)	(61)
Video
Residential customers	20,978	21,341	(95)	(134)	(325)	(147)
Business services customers	1,037	1,049	(11)	9	(17)	30
Total video customers	22,015	22,390	(106)	(125)	(342)	(118)
High-speed Internet
Residential customers	24,774	23,546	334	182	910	718
Business services customers	2,098	1,974	29	32	92	100
Total high-speed Internet customers	26,871	25,519	363	214	1,002	818
Voice
Residential customers	10,164	10,351	(49)	(119)	(151)	(195)
Business services customers	1,283	1,214	13	25	46	74
Total voice customers	11,447	11,565	(35)	(94)	(105)	(122)
Security and automation
Security and automation customers	1,277	1,079	42	51	147	188
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product, and triple and quad product customers represent residential customers that subscribe to one, two, or three and four of our cable services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional cable services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) advanced services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is counted as a single customer. Residential video and high-speed Internet customers as of September 30, 2018 included prepaid customers totaling approximately 5,000 and 119,000, respectively.
Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2018 was $153.46 and $153.34, respectively. Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2017 was $153.08 and $152.74, respectively. This metric is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our residential video, high-speed Internet and voice services are also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship.
Average monthly Adjusted EBITDA per customer relationship for the three and nine months ended September 30, 2018 was $62.49 and $62.32, respectively. Average monthly Adjusted EBITDA per customer relationship for the three and nine months ended September 30, 2017 was $59.86 and $60.42, respectively. Each of our cable services has a different contribution to operating margin. We use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across all of our service offerings. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses, including residential high-speed Internet and business services.
Cable Communications Segment—Revenue
Video
Video revenue decreased 2.9% and 1.9% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to declines in the number of residential video customers, revenue associated with a boxing event available on pay-per-view in the prior year periods and, to a lesser extent, changes in average video rates. We have experienced, and expect that we will continue to experience, declines in the number of residential video customers due to competitive pressures, and we expect that our video revenue will continue to decline. Competition is intense, both from traditional multichannel video providers and from new technologies and distribution platforms for viewing content. We are responding to this competition through our X1 platform and sales and marketing programs, such as promotions, bundled service offerings and service offerings targeted at specific market segments.
High-Speed Internet
High-speed Internet revenue increased 9.6% and 9.1% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Increases in the number of residential customers receiving our high-speed Internet services accounted for increases in revenue of 4.9% for both the three and nine months ended September 30, 2018. The remaining increases in revenue for the three and nine months ended September 30, 2018 were primarily due to changes in average high-speed Internet rates. Our customer base continues to grow as consumers choose our high-speed Internet services and seek offerings with better speed, coverage and control.
Voice
Voice revenue decreased 3.1% and 3.2% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily due to decreases in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Business Services
Business services revenue increased 10.6% and 11.2% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to increases in the number of customers receiving our small and medium-sized business services offerings and rate adjustments. We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing, although the rate of growth in the number of our small business customers may slow as the business matures.
Advertising
Advertising revenue increased 15.2% and 8.9% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily due to increases in political advertising revenue. Excluding political advertising revenue, advertising revenue was flat for the three months ended September 30, 2018 and increased 1.1% for the nine months ended September 30, 2018, compared to the same periods in 2017. The increase for the nine months ended September 30, 2018 was primarily due to increases in revenue from our advanced advertising business.
For both the three and nine months ended September 30, 2018, 4% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. For both the three and nine months ended September 30, 2017, 5% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Other revenue increased 1.1% and 4.1% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase for the nine months ended September 30, 2018 was primarily due to the increase in revenue from our security and automation services.
Cable Communications Segment—Operating Costs and Expenses
Programming expenses increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to increases in programming license fees, including retransmission consent fees and sports programming costs, which was partially offset by fees associated with a boxing event available on pay-per-view in the prior year periods.
Technical and product support expenses increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to expenses related to the continued development, deployment and support of our X1 platform, cloud DVR technology and wireless gateways, and continued growth in business services and security and automation services.
Customer service expenses decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to lower personnel costs as a result of reduced call volumes.
Advertising, marketing and promotion expenses decreased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to a reduction in marketing spending. Advertising, marketing and promotion expenses remained flat for the nine months ended September 30, 2018 compared to the same period in 2017.
Franchise and other regulatory fees decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to decreases in the revenue to which the fees apply.

Other costs and expenses increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to increases in costs to support our advertising sales business. Other costs and expenses remained flat for the nine months ended September 30, 2018 compared to the same period in 2017.
Cable Communications Segment—Operating Margin
Our Cable Communications segment operating margin is Adjusted EBITDA as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers, which increased 1.4% and 2.6% for the three and nine months ended September 30, 2018, respectively.
Our Cable Communications segment operating margin for the three months ended September 30, 2018 and 2017 was 40.7% and 39.1%, respectively. Our Cable Communications segment operating margin for the nine months ended September 30, 2018 and 2017 was 40.6% and 39.6%, respectively. Adjusted EBITDA was negatively impacted by two hurricanes that affected our service areas in the third quarter of 2017. We will continue to focus on growing our higher-margin businesses, particularly residential high-speed Internet and business services, and on overall operating cost management.
NBCUniversal Segments Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Cable Networks	$2,884	$2,603	$281	10.8%
Broadcast Television	2,452	2,125	327	15.4
Filmed Entertainment	1,819	1,753	66	3.8
Theme Parks	1,528	1,550	(22)	(1.4)
Headquarters, other and eliminations	(58)	(55)	(3)	NM
Total revenue	$8,625	$7,976	$649	8.1%
Adjusted EBITDA
Cable Networks	$968	$906	$62	6.9%
Broadcast Television	321	316	5	1.8
Filmed Entertainment	214	383	(169)	(44.2)
Theme Parks	725	775	(50)	(6.5)
Headquarters, other and eliminations	(162)	(123)	(39)	NM
Total Adjusted EBITDA	$2,066	$2,257	$(191)	(8.5)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Cable Networks	$8,994	$7,939	$1,055	13.3%
Broadcast Television	8,340	6,574	1,766	26.9
Filmed Entertainment	5,176	5,862	(686)	(11.7)
Theme Parks	4,170	3,982	188	4.7
Headquarters, other and eliminations	(212)	(210)	(2)	NM
Total revenue	$26,468	$24,147	$2,321	9.6%
Adjusted EBITDA
Cable Networks	$3,422	$3,076	$346	11.3%
Broadcast Television	1,245	1,054	191	18.2
Filmed Entertainment	555	1,041	(486)	(46.7)
Theme Parks	1,789	1,723	66	3.8
Headquarters, other and eliminations	(500)	(544)	44	NM
Total Adjusted EBITDA	$6,511	$6,350	$161	2.5%
Percentage changes that are considered not meaningful are denoted with NM.

Cable Networks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Distribution	$1,680	$1,533	$147	9.5%
Advertising	820	787	33	4.2
Content licensing and other	384	283	101	36.1
Total revenue	2,884	2,603	281	10.8
Operating costs and expenses
Programming and production	1,410	1,219	191	15.7
Other operating and administrative	372	343	29	8.3
Advertising, marketing and promotion	134	135	(1)	(1.2)
Total operating costs and expenses	1,916	1,697	219	12.9
Adjusted EBITDA	$968	$906	$62	6.9%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Distribution	$5,251	$4,645	$606	13.0%
Advertising	2,746	2,519	227	9.0
Content licensing and other	997	775	222	28.7
Total revenue	8,994	7,939	1,055	13.3
Operating costs and expenses
Programming and production	4,082	3,499	583	16.7
Other operating and administrative	1,116	989	127	12.8
Advertising, marketing and promotion	374	375	(1)	(0.4)
Total operating costs and expenses	5,572	4,863	709	14.6
Adjusted EBITDA	$3,422	$3,076	$346	11.3%
Cable Networks Segment—Revenue
Cable Networks revenue increased for the three months ended September 30, 2018 compared to the same period in 2017 due to increases in distribution revenue, content licensing and other revenue, and advertising revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals, which were partially offset by a decline in the number of subscribers at our cable networks. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. The increase in advertising revenue was primarily due to higher prices for advertising units sold, which was partially offset by the impact of continued declines in audience ratings at our networks.
Cable Networks revenue increased for the nine months ended September 30, 2018 compared to the same period in 2017 due to increases in distribution revenue, advertising revenue, and content licensing and other revenue. The increase in distribution revenue was primarily due to $236 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics. The increase in distribution revenue was also due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals, which were partially offset by a decline in the number of subscribers at our cable networks. The increase in advertising revenue was primarily due to $142 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics. The increase in advertising revenue was also due to higher prices for advertising units sold, which was partially offset by the impact of continued declines in audience ratings at our networks. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. Excluding $378 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, Cable Networks segment revenue increased 8.5% for the nine months ended September 30, 2018.
For both the three and nine months ended September 30, 2018 and 2017, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to increases in programming and production costs. The increase in programming and production costs was primarily due to increases in sports programming rights and our continued investment in original programming and an increase in studio production costs.
Operating costs and expenses increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to increases in programming and production costs and other operating and administrative costs. The increase in programming and production costs was primarily driven by our broadcast of the 2018 PyeongChang Olympics, as well as costs related to our continued investment in original programming and an increase in studio production costs. The increase in other operating and administrative costs was primarily due to costs related to our various digital properties, employee-related costs and costs related to our international channels.
Broadcast Television Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Advertising	$1,355	$1,241	$114	9.2%
Content licensing	538	432	106	24.7
Distribution and other	559	452	107	23.9
Total revenue	2,452	2,125	327	15.4
Operating costs and expenses
Programming and production	1,640	1,340	300	22.4
Other operating and administrative	373	336	37	11.4
Advertising, marketing and promotion	118	133	(15)	(11.9)
Total operating costs and expenses	2,131	1,809	322	17.8
Adjusted EBITDA	$321	$316	$5	1.8%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Advertising	$5,107	$3,790	$1,317	34.7%
Content licensing	1,541	1,458	83	5.7
Distribution and other	1,692	1,326	366	27.6
Total revenue	8,340	6,574	1,766	26.9
Operating costs and expenses
Programming and production	5,604	4,124	1,480	35.9
Other operating and administrative	1,129	1,021	108	10.5
Advertising, marketing and promotion	362	375	(13)	(3.4)
Total operating costs and expenses	7,095	5,520	1,575	28.5
Adjusted EBITDA	$1,245	$1,054	$191	18.2%
Broadcast Television Segment—Revenue
Broadcast Television revenue increased for the three months ended September 30, 2018 compared to the same period in 2017 due to increases in advertising revenue, distribution and other revenue, and content licensing revenue. The increase in advertising revenue was due to higher prices for advertising units sold and due to revenue associated with Telemundo’s broadcast of the 2018 FIFA World Cup Russia™, which was partially offset by the impact of continued declines in audience ratings. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements. The increase in content licensing revenue was primarily due to timing of content provided under our licensing agreements.
Broadcast Television revenue increased for the nine months ended September 30, 2018 compared to the same period in 2017 due to increases in advertising revenue, distribution and other revenue and content licensing revenue. The increase in advertising revenue was primarily due to $1.1 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl. The increase in advertising revenue was also due to higher prices for advertising units sold, which was partially offset by the impact of continued declines in audience ratings. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements. The increase in distribution and other revenue was also due to $112 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics. The increase in content licensing revenue was primarily due to the timing of content provided under our licensing agreements. Excluding $1.2 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, revenue increased 8.7% for the nine months ended September 30, 2018.
Broadcast Television Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to higher programming and production costs associated with Telemundo’s broadcast of the 2018 FIFA World Cup Russia™ and higher studio production costs.
Operating costs and expenses increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to higher programming and production costs. The increase in programming and production costs was primarily due to costs associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl.
Filmed Entertainment Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Theatrical	$601	$515	$86	16.7%
Content licensing	719	662	57	8.6
Home entertainment	260	299	(39)	(13.1)
Other	239	277	(38)	(13.3)
Total revenue	1,819	1,753	66	3.8
Operating costs and expenses
Programming and production	914	773	141	18.2
Other operating and administrative	267	282	(15)	(5.0)
Advertising, marketing and promotion	424	315	109	34.6
Total operating costs and expenses	1,605	1,370	235	17.2
Adjusted EBITDA	$214	$383	$(169)	(44.2)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue
Theatrical	$1,564	$2,003	$(439)	(21.9)%
Content licensing	2,100	2,080	20	1.0
Home entertainment	733	919	(186)	(20.3)
Other	779	860	(81)	(9.3)
Total revenue	5,176	5,862	(686)	(11.7)
Operating costs and expenses
Programming and production	2,492	2,712	(220)	(8.1)
Other operating and administrative	869	936	(67)	(7.1)
Advertising, marketing and promotion	1,260	1,173	87	7.4
Total operating costs and expenses	4,621	4,821	(200)	(4.1)
Adjusted EBITDA	$555	$1,041	$(486)	(46.7)%
Filmed Entertainment Segment—Revenue
Filmed Entertainment revenue increased for the three months ended September 30, 2018 compared to the same period in 2017 due to increases in theatrical revenue and content licensing revenue, which were partially offset by decreases in home entertainment revenue and other revenue. The increase in theatrical revenue was primarily due to the timing and performance of releases in the current year period, including Mamma Mia! Here We Go Again and Jurassic World: Fallen Kingdom, which were partially offset by successful releases in the prior year period, including Despicable Me 3. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements. The decrease in home entertainment revenue was primarily due to higher sales of 2017 releases, including The Fate of the Furious, which were partially offset by sales of 2018 releases, including Jurassic World: Fallen Kingdom. The decrease in other revenue was primarily due to the sale of a business in the current year period.
Filmed Entertainment revenue decreased for the nine months ended September 30, 2018 compared to the same period in 2017 due to decreases in theatrical revenue, home entertainment revenue and other revenue, which were partially offset by an increase in content licensing revenue. Theatrical revenue decreased due to the strong performances of several releases in our 2017 film slate, including The Fate of the Furious and Despicable Me 3, which was partially offset by performances of several releases in our 2018 film slate, including Jurassic World: Fallen Kingdom and Mamma Mia! Here We Go Again. Home entertainment revenue decreased primarily due to higher sales of 2017 releases in the prior year period, including Sing and The Fate of the Furious, which were partially offset by sales of 2018 releases, including Jurassic World: Fallen Kingdom. The decrease in other revenue was primarily due to decreases in revenue as a result of the sale of a business and a decrease in revenue from consumer products. Content licensing revenue increased primarily due to the timing of when content was made available under licensing agreements.
Filmed Entertainment Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended September 30, 2018 compared to the same period in 2017 due to increases in programming and production costs and advertising, marketing and promotion expenses, which were partially offset by a decrease in other operating and administrative expenses. The increase in programming and production costs was primarily due to higher amortization of film production costs in the current year period. The increase in advertising, marketing and promotion expenses was primarily due to a higher number of releases in the current year period as compared to the prior year period and increased marketing in the current year period relating to future releases. The decrease in other operating and administrative expenses was primarily due to the sale of a business in the current year period.
Operating costs and expenses decreased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to decreases in programming and production costs and other operating and administrative expenses, which were partially offset by an increase in advertising, marketing and promotion expenses. The decrease in programming and production costs was primarily due to higher amortization of film production costs in the prior year period compared to the current year period. The decrease in other operating and administrative expenses was primarily due to a reduction in employee-related costs and the sale of a business in the current year period. The increase in advertising, marketing and promotion expenses was primarily related to increased marketing in the current year period relating to future releases.
Theme Parks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$1,528	$1,550	$(22)	(1.4)%
Operating costs and expenses	803	775	28	3.7
Adjusted EBITDA	$725	$775	$(50)	(6.5)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$4,170	$3,982	$188	4.7%
Operating costs and expenses	2,381	2,259	122	5.4
Adjusted EBITDA	$1,789	$1,723	$66	3.8%
Theme Parks Segment—Revenue
Theme Parks revenue decreased for the three months ended September 30, 2018 compared to the same period in 2017 primarily as a result of lower attendance driven by inclement weather conditions and natural disasters in Japan.
Theme Parks revenue increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to higher guest spending, driven by increased ticket prices and merchandise, food and beverage spend, partially offset by the impact of inclement weather conditions and natural disasters in Japan.
Theme Parks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to higher operating costs related to newer rides and attractions, and for Volcano BayTM in Orlando, which was partially offset by the impact of inclement weather conditions and natural disasters in Japan.

Corporate and Other Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$276	$266	$10	4.2%
Operating costs and expenses	654	865	(211)	(24.4)
Adjustment for legal settlement	—	(250)	250	NM
Adjusted EBITDA	$(378)	$(349)	$(29)	(8.1)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2018	2017	$	%
Revenue	$922	$679	$243	35.8%
Operating costs and expenses	2,089	1,774	315	17.8
Adjustment for legal settlement	—	(250)	250	NM
Adjusted EBITDA	$(1,167)	$(845)	$(322)	(38.1)%
Corporate and Other—Revenue
Other revenue primarily relates to revenue from business development initiatives, such as our wireless phone service that we launched in 2017, and from Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania.
Corporate and Other revenue increased for the three and nine months ended September 30, 2018 primarily due to revenue associated with our wireless phone service, which was partially offset by decreases in revenue due to sales of businesses in the second quarter of 2018 and the third quarter of 2017.
Corporate and Other—Operating Costs and Expenses
Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of other business development initiatives, including our wireless phone service, and operating costs and expenses associated with Comcast Spectacor.
Corporate and Other operating costs and expenses decreased for the three months ended September 30, 2018 primarily due to sales of businesses in the second quarter of 2018 and the third quarter of 2017, partially offset by increased expenses associated with our wireless phone service and transaction-related costs associated with the Sky transaction.
Corporate and Other operating costs and expenses increased for the nine months ended September 30, 2018 primarily due to expenses associated with our wireless phone service and transaction-related costs associated with the Sky transaction, which were partially offset by declines in operating costs and expenses due to sales of businesses in the second quarter of 2018 and the third quarter of 2017. Corporate and Other Adjusted EBITDA excludes $250 million of expenses related to a legal settlement in the prior year periods.
Consolidated Interest Expense
Interest expense increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to increases in our debt outstanding and included $34 million and $45 million of costs associated with the financing of the Sky transaction for the three and nine months ended September 30, 2018, respectively.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Equity in net income (losses) of investees, net	$(76)	$(39)	$(56)	$12
Realized and unrealized gains (losses) on equity securities, net	(38)	7	(50)	—
Other income (loss), net	3	102	198	287
Total	$(111)	$70	$92	$299

Equity in Net Income (Losses) of Investees, Net
The changes in equity in net income (losses) of investees, net for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily related to our equity method investments in Atairos and Hulu. The losses at Hulu were primarily due to higher programming, advertising and marketing costs, and higher other administrative expenses. The equity in net income (losses) of Atairos and Hulu for the three and nine months ended September 30, 2018 and 2017 are presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Atairos	$38	$7	$224	$106
Hulu	$(132)	$(62)	$(370)	$(168)
Realized and Unrealized Gains (Losses) on Equity Securities, Net
The changes in realized and unrealized gains (losses) on equity securities, net for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily due to the adoption of updated accounting guidance for our marketable equity securities, which primarily relates to our investment in Snap (see Note 9).
Other Income (Loss), Net
Other income (loss), net for the three and nine months ended September 30, 2018 decreased compared to the same periods in 2017 as a result of the sale of an investment in March 2018. Other income (loss), net for the three months ended September 30, 2018 included $60 million of pretax losses on foreign exchange as a result of the remeasurement of sterling-denominated cash balances to be used in the Sky transaction in October 2018. Other income (loss), net for the nine months ended September 30, 2018 also included a $64 million pretax gain related to the sale of our investment in The Weather Channel cable network (see Note 9).
Consolidated Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2018 and 2017 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decreases in income tax expense for the three and nine months ended September 30, 2018 compared to the same periods in 2017 were primarily due to the effects of the 2017 Tax Act, which were partially offset by higher taxable income from operations and $148 million of income tax expense due to state and federal tax law changes that were enacted in the third quarter of 2018. The 2017 Tax Act, among other things, reduced the federal corporate income tax rate to 21% from 35%, effective January 1, 2018. We also recognized an income tax benefit of $128 million during the first quarter of 2018 related to the enactment of additional federal tax legislation in 2018.
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Net income attributable to Comcast Corporation	$2,886	$2,642	$9,220	$7,736
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	10	32	60	135
Income tax expense	999	1,409	2,894	4,038
Interest expense	830	766	2,413	2,279
Investment and other (income) loss, net	111	(70)	(92)	(299)
Depreciation	2,038	1,991	6,070	5,876
Amortization	580	555	1,750	1,645
Other operating gains	(141)	(442)	(341)	(442)
Adjustment for legal settlement	—	250	—	250
Adjusted EBITDA	$7,313	$7,133	$21,974	$21,218
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
On October 9, 2018, in connection with our offer to acquire the share capital of Sky, we acquired a controlling interest in Sky through a series of purchases of Sky shares and acceptances of the offer at our offer price of £17.28 per Sky share. Because shareholders owning over 90% of the fully diluted share capital of Sky have either accepted our offer or sold their Sky shares to us, we have exercised, in accordance with applicable U.K. law, our right to acquire the remaining shares of Sky, which we expect will be completed in the fourth quarter of 2018. The consideration under our offer implies a value of approximately £30.2 billion (approximately $39.4 billion using the exchange rate on October 9, 2018) for the fully diluted share capital of Sky. As of October 9, 2018, Sky had outstanding indebtedness that will be consolidated in our financial statements with an aggregate principal amount of approximately $11 billion using the exchange rates as of such date, which is not guaranteed by us, Comcast Cable Communications, LLC or NBCUniversal.
To finance our acquisition, in September 2018, we borrowed £3.0 billion ($3.9 billion using the exchange rate on the date of borrowing) under our £7.0 billion unsecured sterling-denominated term loan credit agreement and $1.5 billion under Comcast’s revolving credit facility, and issued $3.0 billion of commercial paper under Comcast’s commercial paper program, all of which were classified as long-term debt at September 30, 2018. The proceeds from the term loan borrowing were restricted as to use for purchase of Sky shares and were classified as restricted cash in other noncurrent assets, net. Additionally, in October 2018, we issued $27.0 billion aggregate amount of senior unsecured fixed and floating rate notes that will mature between 2020 and 2058, and borrowed £3.6 billion ($4.8 billion using the exchange rates on the dates of borrowings) under our £7.0 billion unsecured sterling-denominated term loan credit agreement and $3.0 billion under our $3.0 billion unsecured dollar-denominated term loan credit agreement. The unsecured term loans and senior notes are guaranteed by Comcast Cable Communications, LLC and NBCUniversal. In October 2018, we used a portion of the net proceeds from the senior notes offering to repay the commercial paper outstanding and revolving credit facility borrowings, and to replenish a portion of our cash, in each case, that had been previously used for purchases of Sky shares.
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

Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2018	2017
Operating income	$14,495	$13,889
Depreciation, amortization and other operating gains	7,479	7,079
Noncash share-based compensation	607	594
Changes in operating assets and liabilities	(511)	(179)
Payments of interest	(2,240)	(2,277)
Payments of income taxes	(1,533)	(3,415)
Other	210	166
Net cash provided by operating activities	$18,507	$15,857
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily related to our broadcast of the 2018 PyeongChang Olympics and the timing of collections on our receivables, partially offset by our broadcast of the 2018 Super Bowl.
The decrease in income tax payments for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to federal income tax overpayments of $824 million related to the 2017 tax year that were applied to reduce tax payments in the current year, as well as a reduction in the federal income tax rate and additional depreciation deductions allowed under the 2017 Tax Act.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018 consisted primarily of capital expenditures, cash paid for intangible assets and purchases of investments. Capital expenditures decreased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to a decrease in spending by our Cable Communications segment on customer premise equipment, which was partially offset by increased investments in line extensions primarily for the expansion of business services and continued investments in scalable infrastructure to increase network capacity. NBCUniversal capital expenditures increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in spending at our Universal theme parks. Purchases of investments for the nine months ended September 30, 2018 consisted primarily of our cash capital contributions of $341 million to Hulu and $133 million to Atairos.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of proceeds from borrowings, which were partially offset by repayments of debt, repurchases of common stock under our share repurchase program and employee plans, and dividend payments.
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
As of September 30, 2018, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $3.8 billion, which included $823 million available under the NBCUniversal Enterprise revolving credit facility.

Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. During the nine months ended September 30, 2018, we repurchased a total of 112 million shares of our Class A common stock for $4.0 billion. We expect to repurchase $1.0 billion more under this authorization during the fourth quarter of 2018, although we plan to pause our common stock repurchase program in 2019 to accelerate the reduction of indebtedness we incurred in connection with the acquisition of Sky.
In addition, we paid $282 million for the nine months ended September 30, 2018 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2018, our Board of Directors approved a 21% increase in our dividend to $0.76 per share on an annualized basis. In July 2018, our Board of Directors approved our third quarter dividend of $0.19 per share to be paid in October 2018. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and accounting for film and television costs are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of our cable franchise rights as of July 1, 2018 and no impairment charge was required.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended September 30, 2018.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
July 1-31, 2018	—	$—	—	$—	$4,250,000,013
August 1-31, 2018	18,310,297	$34.13	18,310,297	$625,000,000	$3,625,000,013
September 1-30, 2018	17,317,433	$36.09	17,317,433	$625,000,000	$3,000,000,013
Total	35,627,730	$35.09	35,627,730	$1,250,000,000	$3,000,000,013

(a)
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

The total number of shares purchased during the three months ended September 30, 2018 does not include any shares received in the administration of employee share-based compensation plans.
ITEM 5: OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the three months ended September 30, 2018 that requires disclosure under the Act, except with respect to a January 2016 licensing agreement by a non-U.S. subsidiary of DreamWorks Animation prior to our August 2016 DreamWorks Animation acquisition. The agreement licensed a prior season of a children’s animated television series for a three-year, non-cancelable term and for a one-time fee of $5,200 to a broadcasting company that is owned and controlled by the Government of Iran. The broadcasting company paid the license fee in the first quarter of 2016. We believe that DreamWorks Animation conducted its licensing activity in compliance with applicable laws and that the license is for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.

ITEM 6: EXHIBITS
Comcast

Exhibit No.	Description
10.1
Term Loan Credit Agreement among Comcast, the financial institutions party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, dated August 22, 2018 (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on August 22, 2018).

10.2
Amendment No. 1 to 364-Day Bridge Credit Agreement among Comcast, the financial institutions party thereto, and Bank of America, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent, dated as of August 22, 2018 (incorporated by reference to Exhibit 10.2 to Comcast’s Current Report on Form 8-K filed on August 22, 2018).

10.3
Comcast Revolving Credit Agreement Increased Revolving Commitment Activation Notice, dated September 21, 2018 (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on September 24, 2018).

10.4	Comcast Revolving Credit Agreement New Lender Supplement, dated September 21, 2018 (incorporated by reference to Exhibit 10.2 to Comcast’s Current Report on Form 8-K filed on September 24, 2018).
10.5	Amendment No. 1 to Term Loan Credit Agreement, dated September 23, 2018 (incorporated by reference to Exhibit 10.3 to Comcast’s Current Report on Form 8-K filed on September 24, 2018).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, filed with the Securities and Exchange Commission on October 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

NBCUniversal

Exhibit No.	Description
10.1
Term Loan Credit Agreement among Comcast, the financial institutions party thereto, Bank of America, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners, dated August 22, 2018 (incorporated by reference to Exhibit 10.1 to NBCUniversal’s Current Report on Form 8-K filed on August 22, 2018).

10.2
Amendment No. 1 to 364-Day Bridge Credit Agreement among Comcast, the financial institutions party thereto, and Bank of America, N.A., as administrative agent, and Wells Fargo Bank, National Association, as syndication agent, dated as of August 22, 2018 (incorporated by reference to Exhibit 10.2 to NBCUniversal’s Current Report on Form 8-K filed on August 22, 2018).

10.3
Comcast Revolving Credit Agreement Increased Revolving Commitment Activation Notice, dated September 21, 2018 (incorporated by reference to Exhibit 10.1 to NBCUniversal’s Current Report on Form 8-K filed on September 24, 2018).

10.4	Comcast Revolving Credit Agreement New Lender Supplement, dated September 21, 2018 (incorporated by reference to Exhibit 10.2 to NBCUniversal’s Current Report on Form 8-K filed on September 24, 2018).
10.5	Amendment No. 1 to Term Loan Credit Agreement, dated September 23, 2018 (incorporated by reference to Exhibit 10.3 to NBCUniversal’s Current Report on Form 8-K filed on September 24, 2018).
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, filed with the Securities and Exchange Commission on October 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: October 25, 2018
NBCUniversal
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President (Principal Accounting Officer)
Date: October 25, 2018

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Revenue	$8,625	$7,976	$26,468	$24,147
Costs and Expenses:
Programming and production	3,896	3,239	11,947	10,115
Other operating and administrative	1,959	1,856	5,886	5,574
Advertising, marketing and promotion	704	624	2,124	2,108
Depreciation	250	253	750	749
Amortization	264	254	827	786
Other operating gains	(141)	(337)	(141)	(337)
Total costs and expenses	6,932	5,889	21,393	18,995
Operating income	1,693	2,087	5,075	5,152
Interest expense	(134)	(139)	(394)	(431)
Investment and other income (loss), net	(205)	(26)	(377)	(42)
Income before income taxes	1,354	1,922	4,304	4,679
Income tax expense	(112)	(98)	(291)	(289)
Net income	1,242	1,824	4,013	4,390
Less: Net income (loss) attributable to noncontrolling interests	11	17	22	102
Net income attributable to NBCUniversal	$1,231	$1,807	$3,991	$4,288
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Net income	$1,242	$1,824	$4,013	$4,390
Unrealized gains (losses) on marketable securities, net	—	(94)	—	(233)
Deferred gains (losses) on cash flow hedges, net	(2)	(5)	(4)	(27)
Employee benefit obligations, net	(4)	(3)	(11)	101
Currency translation adjustments, net	(133)	22	(144)	211
Comprehensive income	1,103	1,744	3,854	4,442
Less: Net income (loss) attributable to noncontrolling interests	11	17	22	102
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(20)	5	(45)	87
Comprehensive income attributable to NBCUniversal	$1,112	$1,722	$3,877	$4,253
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(in millions)	2018	2017
Operating Activities
Net income	$4,013	$4,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other operating gains	1,436	1,198
Net (gain) loss on investment activity and other	497	125
Deferred income taxes	21	(6)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	90	247
Film and television costs, net	69	(77)
Accounts payable and accrued expenses related to trade creditors	(123)	(270)
Other operating assets and liabilities	(165)	(35)
Net cash provided by operating activities	5,838	5,572
Investing Activities
Capital expenditures	(1,135)	(977)
Cash paid for intangible assets	(374)	(197)
Note receivable from Comcast	(1,522)	—
Construction of Universal Beijing Resort	(257)	(47)
Purchases of investments	(450)	(368)
Other	(45)	566
Net cash provided by (used in) investing activities	(3,783)	(1,023)
Financing Activities
Proceeds from borrowings	485	3,948
Repurchases and repayments of debt	(387)	(3,450)
Proceeds from (repayments of) borrowings from Comcast, net	(1,791)	(898)
Distributions to member	(1,228)	(1,720)
Distributions to noncontrolling interests	(163)	(165)
Purchase of Universal Studios Japan noncontrolling interests	—	(2,299)
Other	(147)	86
Net cash provided by (used in) financing activities	(3,231)	(4,498)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,176)	51
Cash, cash equivalents and restricted cash, beginning of period	2,377	1,987
Cash, cash equivalents and restricted cash, end of period	$1,201	$2,038
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$1,181	$2,347
Receivables, net	6,851	6,967
Programming rights	1,213	1,606
Note receivable from Comcast	1,522	—
Other current assets	1,103	1,037
Total current assets	11,870	11,957
Film and television costs	7,369	7,082
Investments	1,722	1,816
Property and equipment, net of accumulated depreciation of $4,816 and $4,166	12,427	11,346
Goodwill	23,918	23,989
Intangible assets, net of accumulated amortization of $8,358 and $7,585	13,829	13,306
Other noncurrent assets, net	1,799	1,804
Total assets	$72,934	$71,300
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,665	$1,663
Accrued participations and residuals	1,809	1,644
Program obligations	615	745
Deferred revenue	1,336	1,457
Accrued expenses and other current liabilities	1,914	2,394
Note payable to Comcast	41	1,831
Current portion of long-term debt	162	198
Total current liabilities	7,542	9,932
Long-term debt, less current portion	12,401	12,275
Accrued participations, residuals and program obligations	1,703	1,490
Other noncurrent liabilities	5,189	4,153
Commitments and contingencies
Redeemable noncontrolling interests	387	409
Equity:
Member’s capital	44,771	42,148
Accumulated other comprehensive income (loss)	98	(20)
Total NBCUniversal member’s equity	44,869	42,128
Noncontrolling interests	843	913
Total equity	45,712	43,041
Total liabilities and equity	$72,934	$71,300
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$530	$38,894	$(135)	$2,116	$40,875
Dividends declared		(1,720)			(1,720)
Contributions from (distributions to) noncontrolling interests, net	(56)			(95)	(95)
Contribution from member		662			662
Other comprehensive income (loss)			(35)	87	52
Purchase of Universal Studios Japan noncontrolling interests		(704)	141	(1,736)	(2,299)
Other	(85)	185		470	655
Net income (loss)	18	4,288		84	4,372
Balance, September 30, 2017	$407	$41,605	$(29)	$926	$42,502
Balance, December 31, 2017	$409	$42,148	$(20)	$913	$43,041
Cumulative effects of adoption of accounting standards		(232)	232		—
Dividends declared		(1,228)			(1,228)
Contributions from (distributions to) noncontrolling interests, net	(43)			272	272
Other comprehensive income (loss)			(114)	(45)	(159)
Other	(5)	92		(293)	(201)
Net income (loss)	26	3,991		(4)	3,987
Balance, September 30, 2018	$387	$44,771	$98	$843	$45,712
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

	Three Months Ended September 30, 2018
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,884	$968	$180	$11	$6
Broadcast Television	2,452	321	32	37	—
Filmed Entertainment	1,819	214	26	9	6
Theme Parks	1,528	725	170	269	23
Headquarters and Other(a)	15	(161)	106	79	43
Eliminations(b)	(73)	(1)	—	—	—
Total	$8,625	$2,066	$514	$405	$78

NBCUniversal Media, LLC

	Three Months Ended September 30, 2017
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,603	$906	$179	$5	$4
Broadcast Television	2,125	316	33	66	4
Filmed Entertainment	1,753	383	32	18	6
Theme Parks	1,550	775	166	199	18
Headquarters and Other(a)	15	(122)	97	66	37
Eliminations(b)	(70)	(1)	—	—	—
Total	$7,976	$2,257	$507	$354	$69

	Nine Months Ended September 30, 2018
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks(d)	$8,994	$3,422	$548	$22	$15
Broadcast Television(d)	8,340	1,245	106	99	75
Filmed Entertainment	5,176	555	117	24	20
Theme Parks	4,170	1,789	492	811	158
Headquarters and Other(a)	44	(497)	314	179	106
Eliminations(b)(d)	(256)	(3)	—	—	—
Total	$26,468	$6,511	$1,577	$1,135	$374

	Nine Months Ended September 30, 2017
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$7,939	$3,076	$574	$15	$11
Broadcast Television	6,574	1,054	96	125	11
Filmed Entertainment	5,862	1,041	79	47	17
Theme Parks	3,982	1,723	494	671	57
Headquarters and Other(a)	32	(542)	292	119	101
Eliminations(b)	(242)	(2)	—	—	—
Total	$24,147	$6,350	$1,535	$977	$197

(a)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Adjusted EBITDA	$2,066	$2,257	$6,511	$6,350
Depreciation	(250)	(253)	(750)	(749)
Amortization	(264)	(254)	(827)	(786)
Other operating gains	141	337	141	337
Interest expense	(134)	(139)	(394)	(431)
Investment and other income (loss), net	(205)	(26)	(377)	(42)
Income before income taxes	$1,354	$1,922	$4,304	$4,679

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

NBCUniversal Media, LLC

Note 3: Revenue

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Distribution	$1,680	$1,533	$5,251	$4,645
Advertising	820	787	2,746	2,519
Content licensing and other	384	283	997	775
Total Cable Networks	2,884	2,603	8,994	7,939

Advertising	1,355	1,241	5,107	3,790
Content licensing	538	432	1,541	1,458
Distribution and other	559	452	1,692	1,326
Total Broadcast Television	2,452	2,125	8,340	6,574

Theatrical	601	515	1,564	2,003
Content licensing	719	662	2,100	2,080
Home entertainment	260	299	733	919
Other	239	277	779	860
Total Filmed Entertainment	1,819	1,753	5,176	5,862

Total Theme Parks	1,528	1,550	4,170	3,982
Headquarters and Other	15	15	44	32
Eliminations(a)	(73)	(70)	(256)	(242)
Total revenue	$8,625	$7,976	$26,468	$24,147

(a)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
United States	$6,758	$6,088	$20,945	$18,344
Foreign	1,867	1,888	5,523	5,803
Total revenue	$8,625	$7,976	$26,468	$24,147
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
For our content licensing agreements that include variable pricing, such as pricing based on the number of subscribers to a subscription video on demand service sold by our customers, we generally recognize revenue as our customers sell to their subscribers.
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

(in millions)	September 30, 2018	December 31, 2017
Receivables, gross	$6,951	$7,055
Less: Allowance for doubtful accounts	100	88
Receivables, net	$6,851	$6,967

(in millions)	September 30, 2018	December 31, 2017
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,098	$1,093
Noncurrent deferred revenue (included in other noncurrent liabilities)	$451	$392

NBCUniversal Media, LLC

Note 4: Long-Term Debt
As of September 30, 2018, our debt, excluding the note payable to Comcast, had a carrying value of $12.6 billion and an estimated fair value of $12.9 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
For the nine months ended September 30, 2018, Universal Beijing Resort borrowed $386 million under its debt financing agreement to fund the construction of a Universal theme park and resort in Beijing, China (see Note 5).
For the nine months ended September 30, 2018, we repaid $362 million of Universal Studios Japan term loans maturing 2022.
Cross-Guarantee Structure
We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the $7.6 billion Comcast revolving credit facility due 2021 and the £3.0 billion of borrowings ($3.9 billion using the exchange rate on the date of borrowing) under Comcast’s £7.0 billion unsecured sterling-denominated term loan credit agreement. As of September 30, 2018, outstanding debt securities of $58.7 billion of Comcast and CCCL Parent were subject to the cross-guarantee structure.
In October 2018, in connection with Comcast’s acquisition of Sky on October 9, 2018, Comcast issued $27.0 billion aggregate amount of senior unsecured fixed and floating rate notes that will mature between 2020 and 2058, and borrowed £3.6 billion ($4.8 billion using the exchange rates on the dates of borrowings) under Comcast’s £7.0 billion unsecured sterling-denominated term loan credit agreement and $3.0 billion under Comcast’s $3.0 billion unsecured dollar-denominated term loan credit agreement. We also guarantee these senior notes and unsecured term loans under the cross-guarantee structure.
We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $3.0 billion aggregate principal amount of senior notes, $1.6 billion revolving credit facility and commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock. Additionally, the Universal Studios Japan and Universal Beijing Resort term loans are not subject to the cross-guarantee structure and are not guaranteed by us; however, the Universal Studios Japan term loans have a separate guarantee from Comcast.
Note 5: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction will be funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion as of quarter end). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. For the nine months ended September 30, 2018, Universal Beijing Resort borrowed $386 million of term loans under the debt financing agreements.
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
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of September 30, 2018, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $1.2 billion and $728 million, respectively.
FCC Spectrum Auction
On April 13, 2017, the Federal Communications Commission announced the results of its spectrum auction. In the auction, we relinquished our spectrum rights in the New York, Philadelphia and Chicago designated market areas (“DMAs”) where NBC and Telemundo had overlapping spectrum. We received proceeds of $482 million in July 2017, which were recorded in other investing activities in our condensed consolidated statement of cash flows. We recognized a pretax gain of $337 million in other operating gains for the three and nine months ended September 30, 2017 in our condensed consolidated statement of income. NBC and Telemundo stations will share broadcast signals in these DMAs.

NBCUniversal Media, LLC

Universal Studios Japan
On April 6, 2017, we acquired the remaining interests in Universal Studios Japan that we did not already own for $2.3 billion. The acquisition was funded through borrowings under our revolving credit agreement with Comcast. Because we maintained control of Universal Studios Japan, the difference between the consideration transferred and the recorded value of the noncontrolling interests, as well as the related accumulated other comprehensive income impact, were recorded to member’s capital.
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
The tables below present the effects on our condensed consolidated statement of income and balance sheet for the prior year periods presented.
Condensed Consolidated Statement of Income

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted	Previously Reported	Effects of Adoption	As Adjusted
Revenue	$8,014	$(38)	$7,976	$24,213	$(66)	$24,147
Total costs and expenses	$5,909	$(20)	$5,889	$19,048	$(53)	$18,995
Operating income	$2,105	$(18)	$2,087	$5,165	$(13)	$5,152
Net income attributable to NBCUniversal	$1,825	$(18)	$1,807	$4,301	$(13)	$4,288
Condensed Consolidated Balance Sheet

	December 31, 2017
(in millions)	Previously Reported	Effects of Adoption	As Adjusted
Total current assets	$11,673	$284	$11,957
Film and television costs	$7,071	$11	$7,082
Other noncurrent assets, net	$1,872	$(68)	$1,804
Total assets	$71,073	$227	$71,300

Total current liabilities	$9,602	$330	$9,932
Other noncurrent liabilities	$4,109	$44	$4,153
Total equity	$43,188	$(147)	$43,041
Total liabilities and equity	$71,073	$227	$71,300
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

NBCUniversal Media, LLC

Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and the changes in fair value be recognized in net income. On January 1, 2018, we adopted the updated guidance prospectively along with a related clarifying update and as a result, we recorded a $232 million cumulative effect adjustment to member’s capital and accumulated other comprehensive income (loss). See Note 8 for further information.
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
Leases
In February 2016, the FASB updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. The asset and liability are initially measured based on the present value of committed lease payments. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease do not significantly change from previous guidance. For a lessor, the accounting applied is also largely unchanged from previous guidance. We will adopt the updated accounting guidance in the first quarter of 2019 and prior periods will not be adjusted. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.
Note 7: Film and Television Costs

(in millions)	September 30, 2018	December 31, 2017
Film Costs:
Released, less amortization	$1,573	$1,734
Completed, not released	242	50
In production and in development	1,010	1,149
	2,825	2,933
Television Costs:
Released, less amortization	2,286	2,260
In production and in development	905	818
	3,191	3,078
Programming rights, less amortization	2,566	2,677
	8,582	8,688
Less: Current portion of programming rights	1,213	1,606
Film and television costs	$7,369	$7,082
Note 8: Investments

(in millions)	September 30, 2018	December 31, 2017
Equity method	$660	$690
Marketable equity securities	249	430
Nonmarketable equity securities	813	696
Total investments	$1,722	$1,816

NBCUniversal Media, LLC

Investment and Other Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Equity in net income (losses) of investees, net	$(119)	$(52)	$(306)	$(107)
Realized and unrealized gains (losses) on equity securities, net	(91)	—	(128)	2
Other income (loss), net	5	26	57	63
Investment and other income (loss), net	$(205)	$(26)	$(377)	$(42)
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
Equity Method
Hulu
As of September 30, 2018 and December 31, 2017, we had an investment in Hulu of $219 million and $249 million, respectively. For the nine months ended September 30, 2018 and 2017, we made cash capital contributions to Hulu totaling $341 million and $198 million, respectively. We recognize our proportionate share of Hulu’s income and losses in equity in net income (losses) of investees, net. For the three and nine months ended September 30, 2018, we recognized our proportionate share of Hulu’s losses of $132 million and $370 million, respectively. For the three and nine months ended September 30, 2017, we recognized our proportionate share of Hulu’s losses of $62 million and $168 million, respectively.
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
Snap
In March 2017, Comcast acquired an interest in Snap Inc. as part of its initial public offering. On March 31, 2017, Comcast contributed its investment in Snap to us as an equity contribution of $662 million, which was recorded in our condensed consolidated statement of equity based on the fair value of the investment as of March 31, 2017. We have classified our investment as a marketable equity security. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images. As of September 30, 2018 and December 31, 2017, we had an investment in Snap of $249 million and $430 million, respectively. For the three and nine months ended September 30, 2018, we recognized unrealized losses of $135 million and $180 million, respectively, in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap.
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

NBCUniversal Media, LLC

Note 9: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30
(in millions)	2018	2017
Interest	$253	$340
Income taxes	$373	$213
Noncash Investing and Financing Activities
During the nine months ended September 30, 2018:

•	we acquired $1.2 billion of property and equipment and intangible assets that were accrued but unpaid

•	we received noncash contributions from noncontrolling interests totaling $391 million related to Universal Beijing Resort (see Note 5)
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$1,181	$2,347
Restricted cash included in other noncurrent assets, net	20	30
Cash, cash equivalents and restricted cash, end of period	$1,201	$2,377
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2018	September 30, 2017
Unrealized gains (losses) on marketable securities	$—	$(233)
Deferred gains (losses) on cash flow hedges	5	(4)
Unrecognized gains (losses) on employee benefit obligations	115	115
Cumulative translation adjustments	(22)	93
Accumulated other comprehensive income (loss)	$98	$(29)
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
Comcast is also the counterparty to one of our contractual obligations. As of September 30, 2018, the carrying value of the liability associated with this contractual obligation was $383 million.
The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.
Condensed Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2018	2017	2018	2017
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$506	$463	$1,580	$1,382
Total costs and expenses	$(59)	$(38)	$(162)	$(148)
Interest expense and investment and other income (loss), net	$(9)	$(20)	$(52)	$(67)

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(in millions)	September 30, 2018	December 31, 2017
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$350	$326
Note receivable from Comcast	$1,522	$—
Accounts payable and accrued expenses related to trade creditors	$48	$54
Accrued expenses and other current liabilities	$20	$50
Note payable to Comcast	$41	$1,831
Long-term debt	$698	$610
Other noncurrent liabilities	$394	$389
Share-Based Compensation
Comcast maintains share-based compensation plans that consist primarily of awards of restricted share units and stock options to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast. For the three months ended September 30, 2018 and 2017, we recognized share-based compensation expense of $37 million and $38 million, respectively. For the nine months ended September 30, 2018 and 2017, we recognized share-based compensation expense of $115 million and $103 million, respectively.