Form 10-Q
period 2019-03-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2019-04-25
CIK 1166691, 902739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date:
As of March 31, 2019, there were 4,529,070,833 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.
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
Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries, including NBCUniversal and its consolidated subsidiaries, as “we,” “us” and “our;” Comcast Cable Communications, LLC and its consolidated subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” NBCUniversal, LLC as “NBCUniversal Holdings;” NBCUniversal Enterprise, Inc. as "NBCUniversal Enterprise;" and Sky Limited and its consolidated subsidiaries as “Sky.”
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2019. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by online video distribution platforms for viewing content could adversely affect our businesses and challenge existing business models

•	a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses

•	our businesses depend on keeping pace with technological developments

•	we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses

•	programming expenses for our video services are increasing, which could adversely affect Cable Communications’ and Sky’s video businesses

•
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

•
less favorable regulation, the loss of Sky’s transmission agreements with satellite or telecommunications providers or the renewal of these agreements on less favorable terms, could adversely affect Sky’s businesses

•	the loss of Sky’s wholesale distribution agreements with traditional multichannel video providers could adversely affect Sky’s businesses

•
we rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses

•	our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	we may be unable to obtain necessary hardware, software and operational support

•	weak economic conditions may have a negative impact on our businesses

•	acquisitions, including our acquisition of Sky, and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated

•	unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures

•	labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses

•	the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses

•	we face risks relating to doing business internationally that could adversely affect our businesses

•
our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2019	2018
Revenue	$26,859	$22,791
Costs and Expenses:
Programming and production	8,569	7,429
Other operating and administrative	7,900	6,514
Advertising, marketing and promotion	1,888	1,604
Depreciation	2,240	2,011
Amortization	1,080	588
Total costs and expenses	21,677	18,146
Operating income	5,182	4,645
Interest expense	(1,150)	(777)
Investment and other income (loss), net	676	126
Income before income taxes	4,708	3,994
Income tax expense	(1,076)	(818)
Net income	3,632	3,176
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	79	58
Net income attributable to Comcast Corporation	$3,553	$3,118
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.78	$0.67
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.77	$0.66
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(in millions)	2019	2018
Net income	$3,632	$3,176
Unrealized gains (losses) on marketable securities, net of deferred taxes of $— and $—	1	(1)
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $9 and $(9)	(59)	29
Amounts reclassified to net income:
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(11) and $6	58	(20)
Employee benefit obligations, net of deferred taxes of $3 and $2	(7)	(8)
Currency translation adjustments, net of deferred taxes of $(12) and $(47)	807	157
Comprehensive income	4,432	3,333
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	79	58
Less: Other comprehensive income (loss) attributable to noncontrolling interests	10	4
Comprehensive income attributable to Comcast Corporation	$4,343	$3,271
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31
(in millions)	2019	2018
Operating Activities
Net income	$3,632	$3,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,320	2,599
Share-based compensation	245	199
Noncash interest expense (income), net	77	75
Net (gain) loss on investment activity and other	(498)	(74)
Deferred income taxes	271	389
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	449	85
Film and television costs, net	559	(45)
Accounts payable and accrued expenses related to trade creditors	(574)	200
Other operating assets and liabilities	(250)	(1,130)
Net cash provided by operating activities	7,231	5,474
Investing Activities
Capital expenditures	(2,092)	(1,973)
Cash paid for intangible assets	(547)	(419)
Acquisitions and construction of real estate properties	(16)	(59)
Construction of Universal Beijing Resort	(220)	(42)
Acquisitions, net of cash acquired	(48)	(89)
Proceeds from sales of investments	37	81
Purchases of investments	(439)	(220)
Other	99	429
Net cash provided by (used in) investing activities	(3,226)	(2,292)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,288)	(902)
Proceeds from borrowings	222	4,043
Repurchases and repayments of debt	(2,084)	(1,265)
Repurchases of common stock under repurchase program and employee plans	(247)	(1,729)
Dividends paid	(869)	(738)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(85)	(79)
Other	26	94
Net cash provided by (used in) financing activities	(4,325)	(576)
Impact of foreign currency on cash, cash equivalents and restricted cash	8	—
Increase (decrease) in cash, cash equivalents and restricted cash	(312)	2,606
Cash, cash equivalents and restricted cash, beginning of period	3,909	3,571
Cash, cash equivalents and restricted cash, end of period	$3,597	$6,177
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$3,498	$3,814
Receivables, net	10,736	11,104
Programming rights	2,942	3,746
Other current assets	3,097	3,184
Total current assets	20,273	21,848
Film and television costs	8,051	7,837
Investments	9,159	7,883
Property and equipment, net of accumulated depreciation of $51,932 and $51,306	45,721	44,437
Franchise rights	59,365	59,365
Goodwill	68,073	66,154
Other intangible assets, net of accumulated amortization of $15,042 and $14,194	36,902	38,358
Other noncurrent assets, net	8,645	5,802
Total assets	$256,189	$251,684
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$10,232	$8,494
Accrued participations and residuals	1,739	1,808
Deferred revenue	2,485	2,182
Accrued expenses and other current liabilities	8,832	10,721
Current portion of long-term debt	4,629	4,398
Total current liabilities	27,917	27,603
Long-term debt, less current portion	104,464	107,345
Deferred income taxes	27,819	27,589
Other noncurrent liabilities	18,811	15,329
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,316	1,316
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,401,861,861 and 5,389,309,175; outstanding, 4,529,070,833 and 4,516,518,147	54	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,621	37,461
Retained earnings	44,379	41,983
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	422	(368)
Total Comcast Corporation shareholders’ equity	74,959	71,613
Noncontrolling interests	903	889
Total equity	75,862	72,502
Total liabilities and equity	$256,189	$251,684
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions, except per share data)		A	B
Balance, December 31, 2017	$1,357	$55	$—	$37,497	$38,202	$(7,517)	$379	$843	$69,459
Cumulative effects of adoption of accounting standards					(43)		76		33
Stock compensation plans				127					127
Repurchases of common stock under repurchase program and employee plans				(294)	(1,432)				(1,726)
Employee stock purchase plans				48					48
Dividends declared ($0.19 per common share)					(884)				(884)
Other comprehensive income (loss)							153	4	157
Contributions from (distributions to) noncontrolling interests, net	(17)							350	350
Other	(10)			(3)				(3)	(6)
Net income (loss)	24				3,118			34	3,152
Balance, March 31, 2018	$1,354	$55	$—	$37,375	$38,961	$(7,517)	$608	$1,228	$70,710
Balance, December 31, 2018	$1,316	$54	$—	$37,461	$41,983	$(7,517)	$(368)	$889	$72,502
Stock compensation plans				174					174
Repurchases of common stock under repurchase program and employee plans				(62)	(193)				(255)
Employee stock purchase plans				48					48
Dividends declared ($0.21 per common share)					(964)				(964)
Other comprehensive income (loss)							790	10	800
Contributions from (distributions to) noncontrolling interests, net	(20)							(46)	(46)
Other	(8)							(1)	(1)
Net income (loss)	28				3,553			51	3,604
Balance, March 31, 2019	$1,316	$54	$—	$37,621	$44,379	$(7,517)	$422	$903	$75,862
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2018 Annual Report on Form 10-K and the notes within this Form 10-Q.
In the fourth quarter of 2018, we acquired a 100% interest in Sky through a series of transactions, for total cash consideration of £30.2 billion (approximately $39.4 billion using the exchange rates on the purchase dates). See Note 6 for additional information on the transaction.
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2019. See Note 7 for a discussion of the effects of the adoption of new accounting pronouncements on our condensed consolidated financial statements.
Note 2: Segment Information
We present our operations in six reportable business segments: (1) Comcast Cable in one reportable business segment, referred to as Cable Communications; (2) NBCUniversal in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks (collectively, the “NBCUniversal segments”); and (3) Sky in one reportable business segment.
Our Cable Communications segment consists of the operations of Comcast Cable, which is one of the nation’s largest providers of high-speed internet, video, voice, wireless, and security and automation services (“cable services”) to residential customers under the Xfinity brand; we also provide these and other services to business customers and sell advertising.
Our Cable Networks segment consists primarily of our national cable networks that provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, our international cable networks, our cable television studio production operations, and various digital properties.
Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and various digital properties.
Our Filmed Entertainment segment consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide; our films are also produced under the Illumination, DreamWorks Animation and Focus Features names.
Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, along with a consortium of Chinese state-owned companies, we are developing a Universal theme park and resort in Beijing, China.
Our Sky segment consists of the operations of Sky, one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, high-speed internet, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks.
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania.
We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to Comcast Corporation excluded from Adjusted EBITDA are not separately evaluated. Beginning in the first quarter of 2019, Comcast Cable’s wireless phone service and certain other Cable-related business development initiatives are now presented in the Cable Communications segment. Results were previously presented in Corporate and Other. Prior periods have been adjusted to reflect this presentation. To be consistent with our current management reporting presentation, certain 2018 operating results were

Comcast Corporation

reclassified related to certain NBCUniversal businesses now presented in the Sky segment. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,280	$5,728	$2,035	$1,363	$323
NBCUniversal
Cable Networks	2,868	1,262	182	6	2
Broadcast Television	2,467	387	39	13	3
Filmed Entertainment	1,768	364	19	4	5
Theme Parks	1,276	498	162	394	19
Headquarters and Other(a)	17	(174)	113	36	42
Eliminations(b)	(83)	—	—	—	—
NBCUniversal	8,313	2,337	515	453	71
Sky	4,797	663	741	259	151
Corporate and Other(c)	108	(187)	29	17	2
Eliminations(b)	(639)	12	—	—	—
Comcast Consolidated	$26,859	$8,553	$3,320	$2,092	$547

	Three Months Ended March 31, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$13,703	$5,217	$2,061	$1,691	$287
NBCUniversal
Cable Networks(e)	3,157	1,254	189	3	4
Broadcast Television(e)	3,497	507	34	30	72
Filmed Entertainment	1,647	203	28	7	6
Theme Parks	1,281	495	155	182	16
Headquarters and Other(a)	14	(188)	104	47	32
Eliminations(b)(e)	(99)	—	—	—	—
NBCUniversal	9,497	2,271	510	269	130
Corporate and Other(c)	243	(185)	28	13	2
Eliminations(b)(e)	(652)	(59)	—	—	—
Comcast Consolidated	$22,791	$7,244	$2,599	$1,973	$419

(a)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(b)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Cable Networks segment generates revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•	our Broadcast Television segment generates revenue from the fees received under retransmission consent agreements with our Cable Communications segment

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Cable Networks and Broadcast Television segments generate revenue by selling advertising to our Cable Communications segment

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

(c)
Corporate and Other activities include costs associated with overhead and personnel, revenue and expenses associated with operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, as well as other business development initiatives.

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

Comcast Corporation

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

	Three Months Ended March 31
(in millions)	2019	2018
Adjusted EBITDA	$8,553	$7,244
Adjustment for Sky transaction-related costs	(51)	—
Depreciation	(2,240)	(2,011)
Amortization	(1,080)	(588)
Interest expense	(1,150)	(777)
Investment and other income (loss), net	676	126
Income before income taxes	$4,708	$3,994

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

Comcast Corporation

Note 3: Revenue

	Three Months Ended March 31
(in millions)	2019	2018
Residential:
High-speed internet	$4,577	$4,157
Video	5,628	5,659
Voice	990	1,006
Wireless	225	185
Business services	1,891	1,726
Advertising	556	582
Other	413	388
Total Cable Communications(a)(b)	14,280	13,703

Distribution	1,735	1,861
Advertising	852	977
Content licensing and other	281	319
Total Cable Networks	2,868	3,157

Advertising	1,317	2,365
Content licensing	560	522
Distribution and other	590	610
Total Broadcast Television	2,467	3,497

Theatrical	445	423
Content licensing	817	733
Home entertainment	267	248
Other	239	243
Total Filmed Entertainment	1,768	1,647

Total Theme Parks	1,276	1,281
Headquarters and Other	17	14
Eliminations(c)	(83)	(99)
Total NBCUniversal	8,313	9,497

Direct-to-consumer	3,834	—
Content	370	—
Advertising	593	—
Total Sky	4,797	—

Corporate and Other(b)	108	243
Eliminations(c)	(639)	(652)
Total revenue	$26,859	$22,791

(a)	For the three months ended March 31, 2019 and 2018, 2.6% and 2.7%, respectively, of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)
Comcast Cable’s wireless phone service is now presented in the Cable Communications segment. Results were previously presented in Corporate and Other. We recognize revenue from our wireless phone service as the services are provided, similar to how we recognize revenue for other residential cable services. We recognize revenue from the sale of handsets at the point of sale.

(c)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.

Comcast Corporation

We operate primarily in the United States but also in select international markets. The table below summarizes revenue by geographic location.

	Three Months Ended March 31
(in millions)	2019	2018
United States	$20,457	$20,885
Europe	5,370	821
Other	1,032	1,085
Total revenue	$26,859	$22,791
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

(in millions)	March 31, 2019	December 31, 2018
Receivables, gross	$11,161	$11,456
Less: Allowance for doubtful accounts	425	352
Receivables, net	$10,736	$11,104

(in millions)	March 31, 2019	December 31, 2018
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,379	$1,399
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,001	$991
Noncurrent deferred revenue (included in other noncurrent liabilities)	$786	$650
Note 4: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended March 31
	2019			2018
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$3,553	4,534	$0.78	$3,118	4,633	$0.67
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		60			72
Diluted EPS attributable to Comcast Corporation shareholders	$3,553	4,594	$0.77	$3,118	4,705	$0.66
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the combination of the option exercise price and the associated unrecognized compensation expense is greater than the average market price of our common stock. The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three months ended March 31, 2019 or 2018.

Comcast Corporation

Note 5: Long-Term Debt
As of March 31, 2019, our debt had a carrying value of $109.1 billion and an estimated fair value of $115.8 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Debt Borrowings and Repayments
For the three months ended March 31, 2019, we had borrowings of $222 million related to the Universal Beijing Resort term loans.
For the three months ended March 31, 2019, we made debt repayments of $2.1 billion primarily related to our dollar-denominated term loan due 2022.
Revolving Credit Facilities
For the three months ended March 31, 2019, we made net repayments of $615 million under Sky’s £1 billion revolving credit facility due 2021, which was terminated in February 2019. As of March 31, 2019, there were no amounts outstanding under our revolving credit facilities. Amounts available under our revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit and bank guarantees, totaled $9.2 billion.
Commercial Paper Programs
For the three months ended March 31, 2019, we made net repayments of $673 million under our commercial paper programs. As of March 31, 2019, we had no commercial paper outstanding.
Guarantee Structure
Comcast, Comcast Cable and NBCUniversal have fully and unconditionally guaranteed each other’s debt securities, including the Comcast revolving credit facility. As of March 31, 2019, the principal amount of debt securities within the cross-guarantee structure totaled $92.3 billion.
Comcast and Comcast Cable fully and unconditionally guarantee NBCUniversal Enterprise’s $3.0 billion aggregate principal amount of senior notes, its revolving credit facility and its commercial paper program. NBCUniversal does not guarantee the NBCUniversal Enterprise senior notes, revolving credit facility or commercial paper program.
Comcast Parent provides an unconditional guarantee of the Universal Studios Japan yen-denominated ¥385 billion (approximately $3.5 billion using exchange rates as of March 31, 2019) term loans with a final maturity of March 2022. None of Comcast, Comcast Cable nor NBCUniversal guarantee the ¥5.5 billion RMB ($815 million using exchange rates as of March 31, 2019) principal amount of Universal Beijing Resort term loans outstanding.
In March 2019, Sky announced a series of consent solicitations for holders of all of its outstanding debt (approximately $10.0 billion using exchange rates as of March 31, 2019). If all of the consent solicitations are successful, Comcast Parent will provide a full and unconditional guarantee of the Sky notes in exchange for noteholders consenting to (i) the transfer of the listing of three series of notes from the Main Market of the London Stock Exchange to the Professional Securities Market of the London Stock Exchange and (ii) amending certain terms of the Sky notes.
Note 6: Significant Transactions
Sky Transaction
On October 9, 2018, in connection with our offer to acquire the share capital of Sky, we acquired a controlling interest in Sky through a series of purchases of Sky shares at our offer price of £17.28 per Sky share. In the fourth quarter of 2018, we acquired the remaining Sky shares and now own 100% of Sky’s equity interests. Total cash consideration was £30.2 billion (approximately $39.4 billion using the exchange rates on the purchase dates). We financed the acquisition through a combination of new fixed and floating rate notes, issuance of term loans and cash on hand. Sky is one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, high-speed internet, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks.

Comcast Corporation

Allocation of Purchase Price
We have applied acquisition accounting to Sky. Sky’s results of operations are included in our consolidated results of operations since the acquisition date and are reported in our Sky segment. The net assets of Sky were recorded at their estimated fair value using primarily Level 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations and appropriate discount rates.
During the first quarter 2019, we revised our estimates of fair value, primarily related to intangible assets, property and equipment, and investments (included below in other noncurrent assets and (liabilities), net), and recorded corresponding updates to deferred taxes. We also recorded an additional valuation allowance of approximately $1.2 billion associated with our assessment of the realization of Sky’s deferred tax assets, primarily related to net operating losses. These changes resulted in an increase in goodwill of approximately $1.4 billion and an adjustment in the current period related to the fourth quarter of 2018 that resulted in an increase to depreciation and amortization expense of $53 million.
The table below presents the allocation of the all-cash purchase price of £30.2 billion, or $39.4 billion, to the assets and liabilities of Sky as a result of the transaction.

Allocation of Purchase Price
(in millions)
Consideration transferred	$39,387

Allocation of purchase price
Cash	$1,283
Accounts receivable and other current assets	2,359
Film and television costs	2,512
Property and equipment	4,127
Intangible assets	19,539
Accounts payable, accrued liabilities and other current liabilities	(5,885)
Long-term debt	(11,468)
Deferred tax assets (liabilities), net	(2,974)
Other noncurrent assets and (liabilities), net	(1,398)
Fair value of identifiable net assets acquired	8,095
Goodwill	$31,292
Property and Equipment
Property and equipment includes customer premise equipment with a carrying value of $1.4 billion, which have original estimated useful lives of 5 to 7 years. The remaining property and equipment consists of real estate and improvements, network assets and other equipment.
Intangible Assets
Finite-lived intangible assets primarily consist of customer relationships with a carrying amount of $9.5 billion and developed technology and software with a carrying amount of $4.3 billion, with original estimated useful lives between 6 and 19 years and 4 to 9 years, respectively. Indefinite-lived assets consist of trade names with a carrying amount of $5.8 billion.
Goodwill
Goodwill consists primarily of intangible assets that do not qualify for separate recognition, including increased footprint, assembled workforce, noncontractual relationships and agreements. The acquired goodwill is not expected to be deductible for tax purposes.
Unaudited Pro Forma Information
The following unaudited pro forma information has been presented as if the Sky transaction occurred on January 1, 2017. This information is based on historical results of operations, adjusted for allocation of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the results would have been had we operated the business since January 1, 2017. For pro forma purposes, 2018 earnings were adjusted to exclude transaction-related costs. No pro forma adjustments have been made for cost savings or synergies that have been or may be achieved by the combined businesses.

Comcast Corporation

(in millions, except per share data)	Three Months Ended March 31, 2018
Revenue	$27,762
Net income attributable to Comcast Corporation	$2,983
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.64
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.63
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. As of March 31, 2019, Universal Beijing Resort had $815 million principal amount of term loans outstanding under the debt financing agreements.
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
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of March 31, 2019, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $1.8 billion and $1.3 billion, respectively.
Note 7: Recent Accounting Pronouncements
Leases
In February 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date.
Upon adoption, we recorded $4.2 billion and $4.8 billion for operating lease assets and liabilities, respectively, which includes the impact of fair value adjustments, prepaid and deferred rent and lease incentives. The adoption of the updated accounting guidance did not significantly impact our recognition of finance leases, which were previously described as capital leases. As of the date of adoption, our liabilities for finance leases were $787 million, including $229 million of additional contracts determined to be leases in connection with the Sky transaction, which were recorded in long-term debt, and the related assets were recorded in property and equipment, net. Our finance leases were not considered material for further disclosure. The adoption of the new accounting guidance did not have a material impact on our consolidated results of operations or cash flows. See Note 11 for further information.
Film and Television Costs
In March 2019, the FASB updated the accounting guidance related to film and television costs. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominately monetized with other owned or licensed content. The updated guidance is effective for us as of January 1, 2020 and early adoption is permitted. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements, however we do not expect there to be a material impact on our consolidated results of operations or cash flows.

Comcast Corporation

Note 8: Film and Television Costs

(in millions)	March 31, 2019	December 31, 2018
Film Costs:
Released, less amortization	$1,544	$1,600
Completed, not released	40	144
In production and in development	1,267	1,063
	2,851	2,807
Television Costs:
Released, less amortization	2,390	2,289
In production and in development	820	953
	3,210	3,242
Programming rights, less amortization	4,932	5,534
	10,993	11,583
Less: Current portion of programming rights	2,942	3,746
Film and television costs	$8,051	$7,837
Note 9: Investments
Investment and Other Income (Loss), Net

	Three Months Ended March 31
(in millions)	2019	2018
Equity in net income (losses) of investees, net	$262	$(49)
Realized and unrealized gains (losses) on equity securities, net	214	28
Other income (loss), net	200	147
Investment and other income (loss), net	$676	$126

(in millions)	March 31, 2019	December 31, 2018
Equity method	$4,960	$4,035
Marketable equity securities	538	341
Nonmarketable equity securities	1,942	1,805
Other investments	1,805	1,796
Total investments	9,245	7,977
Less: Current investments	86	94
Noncurrent investments	$9,159	$7,883
Equity Method
Atairos
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our proportionate share of these gains and losses in equity in net income (losses) of investees, net. For the three months ended March 31, 2019 and 2018, we recognized our proportionate share of Atairos’ income of $374 million and $35 million, respectively. For the three months ended March 31, 2019 and 2018, we made cash capital contributions to Atairos totaling $37 million and $31 million, respectively. As of March 31, 2019 and December 31, 2018, our investment in Atairos was $3.1 billion and $2.7 billion, respectively.
Hulu
For the three months ended March 31, 2019 and 2018, we recognized our proportionate share of Hulu’s losses of $141 million and $131 million, respectively, in equity in net income (losses) of investees, net. For the three months ended March 31, 2019 and 2018, we made cash capital contributions to Hulu totaling $233 million and $114 million, respectively. As of March 31, 2019 and December 31, 2018, our investment in Hulu was $341 million and $248 million, respectively.

Comcast Corporation

In August 2016, Time Warner Inc. acquired a 10% interest in Hulu, which diluted our interest in Hulu from 33% to 30%. Given the contingent nature of put and call options related to its shares, we recorded a deferred gain as a result of the dilution. In the first quarter of 2019, the put and call options expired unexercised and we recognized the previously deferred gain of $159 million in other income (loss), net.
The Weather Channel
In March 2018, we sold our investment in The Weather Channel cable network and recognized a pretax gain of $64 million in other income (loss), net.
Marketable Equity Securities
Snap
For the three months ended March 31, 2019 and 2018, we recognized unrealized gains of $162 million and $37 million, respectively, in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap. As of March 31, 2019 and December 31, 2018, our investment in Snap was $324 million and $162 million, respectively.
Other Investments
AirTouch
We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of both March 31, 2019 and December 31, 2018, our investment in AirTouch was $1.6 billion. We account for our investment in AirTouch as a held to maturity investment using the cost method. As of March 31, 2019, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
In March 2019, we granted 12.4 million RSUs and 41.9 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $39.88 per RSU and $7.91 per stock option.
Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2019	2018
Restricted share units	$127	$83
Stock options	47	44
Employee stock purchase plans	9	12
Total	$183	$139
As of March 31, 2019, we had unrecognized pretax compensation expense of $1.5 billion and $670 million related to nonvested RSUs and nonvested stock options, respectively.
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2019	2018
Interest	$970	$854
Income taxes	$189	$162

Comcast Corporation

Noncash Activities
During the three months ended March 31, 2019:

•	we acquired $1.6 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $953 million for a quarterly cash dividend of $0.21 per common share to be paid in April 2019
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$3,498	$3,814
Restricted cash included in other current assets	49	46
Restricted cash included in other noncurrent assets, net	50	49
Cash, cash equivalents and restricted cash, end of period	$3,597	$3,909
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2019	March 31, 2018
Unrealized gains (losses) on marketable securities	$4	$1
Deferred gains (losses) on cash flow hedges	54	20
Unrecognized gains (losses) on employee benefit obligations	318	310
Cumulative translation adjustments	46	277
Accumulated other comprehensive income (loss), net of deferred taxes	$422	$608
Note 11: Commitments and Contingencies
Leases
Our leases consist primarily of real estate, vehicles and other equipment. We determine if an arrangement is a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. We generally utilize our incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments. The lease asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Lease assets and liabilities are not recorded for leases with an initial term of one year or less. Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three months ended March 31, 2019 were $274 million. These amounts do not include lease costs associated with production activities or other amounts capitalized in our condensed consolidated balance sheet, which are not material.
The table below summarizes the operating lease assets and liabilities recorded in our condensed consolidated balance sheet.
Condensed Consolidated Balance Sheet

(in millions)	March 31, 2019
Other noncurrent assets, net	$4,100
Accrued expenses and other current liabilities	$693
Other noncurrent liabilities	$4,014

Comcast Corporation

The table below summarizes our future minimum rental commitments for operating leases as of March 31, 2019 applying the new accounting guidance.

(in millions)	March 31, 2019
Remaining nine months of 2019	$669
2020	832
2021	724
2022	592
2023	501
Thereafter	2,536
Total future minimum lease payments	5,854
Less: imputed interest	1,147
Total liability	$4,707
The weighted average remaining lease term for operating leases and the weighted average discount rate used to calculate our operating lease liabilities as of March 31, 2019 were 10 years and 3.84%, respectively.
For the three months ended March 31, 2019, cash payments for operating leases recorded in the condensed consolidated balance sheet were $213 million. Leases that have not yet commenced and lease assets and liabilities associated with leases entered into during the period were not material.
The tables below summarize our future minimum rental commitments for operating leases as of December 31, 2018 and rent expense for operating leases for the three months ended March 31, 2018 using the accounting guidance in effect at that time. These amounts have been updated to include $804 million of future cash payments related to additional contracts determined to be operating leases in connection with the Sky transaction.

(in millions)	December 31, 2018
2019	$891
2020	$824
2021	$722
2022	$592
2023	$513
Thereafter	$2,608

(in millions)	Three Months Ended March 31, 2018
Rental expense	$186
Redeemable Subsidiary Preferred Stock
As of March 31, 2019, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $739 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Note 12: Condensed Consolidating Financial Information
Comcast (“Comcast Parent”), Comcast Cable Communications, LLC (“CCCL Parent”) and NBCUniversal (“NBCUniversal Media Parent”) have fully and unconditionally guaranteed each other’s debt. See Note 5 for additional information on the cross-guarantee structure.

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$26,859	$—	$26,859
Management fee revenue	305	—	299	—	—	(604)	—
Total revenue	305	—	299	—	26,859	(604)	26,859
Costs and Expenses:
Programming and production	—	—	—	—	8,569	—	8,569
Other operating and administrative	188	—	299	271	7,746	(604)	7,900
Advertising, marketing and promotion	—	—	—	—	1,888	—	1,888
Depreciation	14	—	—	—	2,226	—	2,240
Amortization	1	—	—	—	1,079	—	1,080
Total cost and expenses	203	—	299	271	21,508	(604)	21,677
Operating income (loss)	102	—	—	(271)	5,351	—	5,182
Interest expense	(896)	(3)	(49)	(120)	(82)	—	(1,150)
Investment and other income (loss), net	4,215	4,143	3,314	2,181	2,238	(15,415)	676
Income (loss) before income taxes	3,421	4,140	3,265	1,790	7,507	(15,415)	4,708
Income tax (expense) benefit	132	(6)	10	(6)	(1,206)	—	(1,076)
Net income (loss)	3,553	4,134	3,275	1,784	6,301	(15,415)	3,632
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	79	—	79
Net income (loss) attributable to Comcast Corporation	$3,553	$4,134	$3,275	$1,784	$6,222	$(15,415)	$3,553
Comprehensive income (loss) attributable to Comcast Corporation	$4,343	$4,122	$3,275	$1,752	$7,160	$(16,309)	$4,343

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$22,791	$—	$22,791
Management fee revenue	292	—	286	—	—	(578)	—
Total revenue	292	—	286	—	22,791	(578)	22,791
Costs and Expenses:
Programming and production	—	—	—	—	7,429	—	7,429
Other operating and administrative	228	—	286	318	6,260	(578)	6,514
Advertising, marketing and promotion	—	—	—	—	1,604	—	1,604
Depreciation	11	—	—	—	2,000	—	2,011
Amortization	1	—	—	—	587	—	588
Total costs and expenses	240	—	286	318	17,880	(578)	18,146
Operating income (loss)	52	—	—	(318)	4,911	—	4,645
Interest expense	(561)	(3)	(47)	(106)	(60)	—	(777)
Investment and other income (loss), net	3,520	3,319	2,826	1,942	1,588	(13,069)	126
Income (loss) before income taxes	3,011	3,316	2,779	1,518	6,439	(13,069)	3,994
Income tax (expense) benefit	107	—	9	(5)	(929)	—	(818)
Net income (loss)	3,118	3,316	2,788	1,513	5,510	(13,069)	3,176
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	58	—	58
Net income (loss) attributable to Comcast Corporation	$3,118	$3,316	$2,788	$1,513	$5,452	$(13,069)	$3,118
Comprehensive income (loss) attributable to Comcast Corporation	$3,271	$3,369	$2,789	$1,696	$5,791	$(13,645)	$3,271

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(759)	$135	$(119)	$(279)	$8,253	$—	$7,231
Investing Activities:
Net transactions with affiliates	3,908	(135)	119	140	(4,032)	—	—
Capital expenditures	(2)	—	—	—	(2,090)	—	(2,092)
Cash paid for intangible assets	(1)	—	—	—	(546)	—	(547)
Acquisitions and construction of real estate properties	(13)	—	—	—	(3)	—	(16)
Construction of Universal Beijing Resort	—	—	—	—	(220)	—	(220)
Acquisitions, net of cash acquired	—	—	—	—	(48)	—	(48)
Proceeds from sales of investments	—	—	—	—	37	—	37
Purchases of investments	(13)	—	—	(58)	(368)	—	(439)
Other	—	—	—	—	99	—	99
Net cash provided by (used in) investing activities	3,879	(135)	119	82	(7,171)	—	(3,226)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	(1,288)	—	(1,288)
Proceeds from borrowings	—	—	—	—	222	—	222
Repurchases and repayments of debt	(2,000)	—	—	(5)	(79)	—	(2,084)
Repurchases of common stock under repurchase program and employee plans	(247)	—	—	—	—	—	(247)
Dividends paid	(869)	—	—	—	—	—	(869)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(85)	—	(85)
Other	(3)	—	—	—	29	—	26
Net cash provided by (used in) financing activities	(3,119)	—	—	(5)	(1,201)	—	(4,325)
Impact of foreign currency on cash, cash equivalents and restricted cash	(1)	—	—	—	9	—	8
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(202)	(110)	—	(312)
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	416	3,493	—	3,909
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$214	$3,383	$—	$3,597

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(270)	$453	$(149)	$(382)	$5,822	$—	$5,474
Investing Activities:
Net transactions with affiliates	640	(897)	149	347	(239)	—	—
Capital expenditures	—	—	—	—	(1,973)	—	(1,973)
Cash paid for intangible assets	(2)	—	—	—	(417)	—	(419)
Acquisitions and construction of real estate properties	(39)	—	—	—	(20)	—	(59)
Construction of Universal Beijing Resort	—	—	—	—	(42)	—	(42)
Acquisitions, net of cash acquired	—	—	—	—	(89)	—	(89)
Proceeds from sales of investments	—	—	—	57	24	—	81
Purchases of investments	(11)	—	—	(5)	(204)	—	(220)
Other	—	444	—	—	(15)	—	429
Net cash provided by (used in) investing activities	588	(453)	149	399	(2,975)	—	(2,292)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(902)	—	—	—	—	—	(902)
Proceeds from borrowings	3,973	—	—	—	70	—	4,043
Repurchases and repayments of debt	(900)	—	—	(3)	(362)	—	(1,265)
Repurchases of common stock under repurchase program and employee plans	(1,729)	—	—	—	—	—	(1,729)
Dividends paid	(738)	—	—	—	—	—	(738)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(79)	—	(79)
Other	(22)	—	—	—	116	—	94
Net cash provided by (used in) financing activities	(318)	—	—	(3)	(255)	—	(576)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	14	2,592	—	2,606
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	496	3,075	—	3,571
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$510	$5,667	$—	$6,177

Comcast Corporation

Condensed Consolidating Balance Sheet
March 31, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$214	$3,284	$—	$3,498
Receivables, net	—	—	—	—	10,736	—	10,736
Programming rights	—	—	—	—	2,942	—	2,942
Other current assets	72	25	—	26	2,974	—	3,097
Total current assets	72	25	—	240	19,936	—	20,273
Film and television costs	—	—	—	—	8,051	—	8,051
Investments	280	11	147	895	7,826	—	9,159
Investments in and amounts due from subsidiaries eliminated upon consolidation	158,868	147,534	129,829	56,005	98,613	(590,849)	—
Property and equipment, net	663	—	—	—	45,058	—	45,721
Franchise rights	—	—	—	—	59,365	—	59,365
Goodwill	—	—	—	—	68,073	—	68,073
Other intangible assets, net	10	—	—	—	36,892	—	36,902
Other noncurrent assets, net	1,163	233	—	93	7,642	(486)	8,645
Total assets	$161,056	$147,803	$129,976	$57,233	$351,456	$(591,335)	$256,189
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$10,232	$—	$10,232
Accrued participations and residuals	—	—	—	—	1,739	—	1,739
Deferred revenue	—	—	—	—	2,485	—	2,485
Accrued expenses and other current liabilities	2,405	149	245	438	5,595	—	8,832
Current portion of long-term debt	2,099	—	—	7	2,523	—	4,629
Total current liabilities	4,504	149	245	445	22,574	—	27,917
Long-term debt, less current portion	78,460	149	2,100	7,756	15,999	—	104,464
Deferred income taxes	—	324	—	67	27,980	(552)	27,819
Other noncurrent liabilities	3,133	—	—	1,579	14,033	66	18,811
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,316	—	1,316
Equity:
Common stock	54	—	—	—	—	—	54
Other shareholders’ equity	74,905	147,181	127,631	47,386	268,651	(590,849)	74,905
Total Comcast Corporation shareholders’ equity	74,959	147,181	127,631	47,386	268,651	(590,849)	74,959
Noncontrolling interests	—	—	—	—	903	—	903
Total equity	74,959	147,181	127,631	47,386	269,554	(590,849)	75,862
Total liabilities and equity	$161,056	$147,803	$129,976	$57,233	$351,456	$(591,335)	$256,189

Comcast Corporation

Condensed Consolidating Balance Sheet
December 31, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$416	$3,398	$—	$3,814
Receivables, net	—	—	—	—	11,104	—	11,104
Programming rights	—	—	—	—	3,746	—	3,746
Other current assets	66	20	—	28	3,070	—	3,184
Total current assets	66	20	—	444	21,318	—	21,848
Film and television costs	—	—	—	—	7,837	—	7,837
Investments	270	11	143	790	6,669	—	7,883
Investments in and amounts due from subsidiaries eliminated upon consolidation	157,264	147,028	130,214	53,853	97,872	(586,231)	—
Property and equipment, net	670	—	—	—	43,767	—	44,437
Franchise rights	—	—	—	—	59,365	—	59,365
Goodwill	—	—	—	—	66,154	—	66,154
Other intangible assets, net	11	—	—	—	38,347	—	38,358
Other noncurrent assets, net	1,057	208	—	85	4,910	(458)	5,802
Total assets	$159,338	$147,267	$130,357	$55,172	$346,239	$(586,689)	$251,684
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$2	$—	$—	$—	$8,492	$—	$8,494
Accrued participations and residuals	—	—	—	—	1,808	—	1,808
Deferred revenue	—	—	—	—	2,182	—	2,182
Accrued expenses and other current liabilities	2,357	150	360	282	7,572	—	10,721
Current portion of long-term debt	699	—	—	4	3,695	—	4,398
Total current liabilities	3,058	150	360	286	23,749	—	27,603
Long-term debt, less current portion	81,661	146	2,100	7,748	15,690	—	107,345
Deferred income taxes	—	314	—	65	27,734	(524)	27,589
Other noncurrent liabilities	3,006	—	—	1,201	11,056	66	15,329
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,316	—	1,316
Equity:
Common stock	54	—	—	—	—	—	54
Other shareholders’ equity	71,559	146,657	127,897	45,872	265,805	(586,231)	71,559
Total Comcast Corporation shareholders’ equity	71,613	146,657	127,897	45,872	265,805	(586,231)	71,613
Noncontrolling interests	—	—	—	—	889	—	889
Total equity	71,613	146,657	127,897	45,872	266,694	(586,231)	72,502
Total liabilities and equity	$159,338	$147,267	$130,357	$55,172	$346,239	$(586,689)	$251,684

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global media and technology company with three primary businesses: Comcast Cable, NBCUniversal, and Sky. We present our operations for (1) Comcast Cable in one reportable business segment, referred to as Cable Communications; (2) NBCUniversal in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks (collectively, the “NBCUniversal segments”); and (3) Sky in one reportable business segment.
On October 9, 2018, in connection with our offer to acquire the share capital of Sky, we acquired a controlling interest in Sky through a series of purchases of Sky shares at our offer price of £17.28 per Sky share. In the fourth quarter of 2018, we acquired the remaining Sky shares and now own 100% of Sky’s equity interests. Total cash consideration was £30.2 billion (approximately $39.4 billion using the exchange rates on the purchase dates). We financed the acquisition through a combination of new fixed and floating rate notes, issuance of term loans and cash on hand.
Cable Communications Segment
Comcast Cable is one of the nation’s largest providers of high-speed internet, video, voice, wireless, and security and automation services (“cable services”) to residential customers under the Xfinity brand; we also provide these and other services to business customers and sell advertising. As of March 31, 2019, our cable systems had 30.7 million total customer relationships, including 28.4 million residential and 2.3 million business customer relationships, and passed approximately 58 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers that subscribe to our cable services, which we market individually and as bundled services, and from the sale of advertising.
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
Filmed Entertainment
Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Illumination, DreamWorks Animation and Focus Features names. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of produced and acquired films through various distribution platforms, and from the sale of produced and acquired films on DVDs and through digital distribution services. Our Filmed Entertainment segment also generates revenue from Fandango, a movie ticketing and entertainment business, the sale of consumer products, the production and licensing of live stage plays, and the distribution of filmed entertainment produced by third parties.

Theme Parks
Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, along with a consortium of Chinese state-owned companies, we are developing a theme park in Beijing, China. Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks.
Sky Segment
Our Sky segment consists of the operations of Sky, one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, high-speed internet, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks. As of March 31, 2019, Sky had 23.7 million retail customer relationships.
Corporate and Other
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania.
Competition
The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers. Technological changes are further intensifying and complicating the competitive landscape and challenging existing business models. In particular, consumers are increasingly turning to online sources for viewing and purchasing content, which has and likely will continue to reduce the number of our video customers and subscribers to our cable networks even as it makes our high-speed internet services more valuable to consumers. In addition, the increasing number of entertainment choices available has intensified audience fragmentation, which has and likely will continue to adversely affect the audience ratings of NBCUniversal’s cable networks and broadcast television programming and Sky’s owned television channels.
For additional information on the competition our businesses face, see our 2018 Annual Report on Form 10-K and refer to Item 1: Business and Item 1A: Risk Factors. Within the Business section, refer to the “Competition” discussion, and within the Risk Factors section, refer to the risk factors entitled “Our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively” and “Changes in consumer behavior driven by online distribution platforms for viewing content could adversely affect our businesses and challenge existing business models.”
Seasonality and Cyclicality
Each of our businesses is subject to seasonal and cyclical variations. In our Cable Communications segment, our results are impacted by the seasonal nature of residential customers receiving our cable services in college and vacation markets. This generally results in fewer net customer relationship additions in the second quarter of each year. In our Sky segment, our results are impacted by the seasonal nature of residential customers receiving direct-to-home ("DTH") and over the top ("OTT") video services, including the start of the new soccer seasons and the Christmas holiday. This generally results in greater net customer relationship additions and higher subscriber acquisition costs in the fourth quarter of each year due to higher marketing expenses.
Revenue in our Cable Communications, Cable Networks, Broadcast Television and Sky segments is subject to cyclical advertising patterns and changes in viewership levels. Advertising revenue in the U.S. is generally higher in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. Advertising revenue in the U.S. is also cyclical, with a benefit in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired, which typically results in higher advertising revenue in the second and fourth quarters of each year. The results of Sky’s advertising business are subject to cyclical advertising patterns and changes in viewership levels. This includes seasonally higher audience levels in winter months and increased competition during major sporting events where public service broadcasters lease the rights, such as the Olympic Games and the FIFA World CupTM. The results for Sky’s content business are also subject to fluctuations as a result of changes in timing, nature and quantity of original programming distributed to other markets.
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
Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018
Revenue	$26,859	$22,791	17.9%
Costs and Expenses:
Programming and production	8,569	7,429	15.3
Other operating and administrative	7,900	6,514	21.3
Advertising, marketing and promotion	1,888	1,604	17.7
Depreciation	2,240	2,011	11.4
Amortization	1,080	588	84.0
Operating income	5,182	4,645	11.5
Interest expense	(1,150)	(777)	48.0
Investment and other income (loss), net	676	126	NM
Income before income taxes	4,708	3,994	17.9
Income tax expense	(1,076)	(818)	31.5
Net income	3,632	3,176	14.4
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	79	58	34.8
Net income attributable to Comcast Corporation	$3,553	$3,118	14.0%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.78	$0.67	16.5%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.77	$0.66	16.7%

Adjusted EBITDA(a)	$8,553	$7,244	18.1%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding. Percentage changes that are considered not meaningful are denoted with NM.

(a)
Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 37 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

The comparability of our consolidated results of operations was impacted by the Sky transaction in the fourth quarter of 2018. Sky’s results of operations are included in our consolidated financial statements following the October 9, 2018 acquisition date.
Consolidated Revenue
Our Sky, Cable Communications and Filmed Entertainment segments accounted for the increase in consolidated revenue for the three months ended March 31, 2019, which was partially offset by a decrease in revenue in our Cable Networks and Broadcast Television segments. Consolidated revenue for the three months ended March 31, 2018 included revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl in February 2018.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our business development initiatives and other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Costs and Expenses
Our Sky and Cable Communications segments accounted for the increase in consolidated operating costs and expenses for the three months ended March 31, 2019, which were partially offset by decreases in operating costs and expenses in our Cable Networks, Broadcast Television and Filmed Entertainment segments.
Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018
Cable Communications	$2,035	$2,061	(1.3)%
NBCUniversal	515	510	1.0
Sky	741	—	NM
Corporate and Other	29	28	3.6
Total	$3,320	$2,599	27.7%
Consolidated depreciation and amortization expense increased for the three months ended March 31, 2019 primarily due to depreciation and amortization expense related to Sky. During the first quarter 2019, we recorded adjustments to the purchase price allocation of Sky, primarily related to intangible assets and property and equipment. This change resulted in an adjustment in the current period related to the fourth quarter of 2018 that increased depreciation and amortization expense by $53 million.
Amortization expense from acquisition-related intangible assets, such as customer relationships, totaled $504 million and $205 million for the three months ended March 31, 2019 and 2018, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011 (see Note 6 to Comcast’s condensed consolidated financial statements for additional information on the Sky transaction).
Consolidated Interest Expense
Interest expense increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to increases in our debt outstanding associated with the financing of and debt assumed in connection with the Sky transaction in the fourth quarter of 2018.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended March 31
(in millions)	2019	2018
Equity in net income (losses) of investees, net	$262	$(49)
Realized and unrealized gains (losses) on equity securities, net	214	28
Other income (loss), net	200	147
Total	$676	$126
Equity in Net Income (Losses) of Investees, Net
The change in equity in net income (losses) of investees, net for the three months ended March 31, 2019 compared to the same period in 2018 was primarily related to our equity method investments in Atairos and Hulu. The income at Atairos was driven by fair value adjustments on its underlying investments. The loss at Hulu was primarily due to higher programming, advertising and marketing costs, and higher other administrative expenses. The equity in net income (losses) of Atairos and Hulu for the three months ended March 31, 2019 and 2018 are presented in the table below.

	Three Months Ended March 31
(in millions)	2019	2018
Atairos	$374	$35
Hulu	$(141)	$(131)
Realized and Unrealized Gains (Losses) on Equity Securities, Net
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to unrealized gains of $162 million related to our investment in Snap.
Other Income (Loss), Net
The change in other income (loss), net for the three months ended March 31, 2019 compared to the same period in 2018 was primarily related to the recognition of the previously deferred gain related to Hulu of $159 million. See Note 9 to Comcast’s condensed consolidated financial statements and Note 8 to NBCUniversal’s condensed consolidated financial statements for further information.
Consolidated Income Tax Expense
Income tax expense for the three months ended March 31, 2019 and 2018 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The increase in income tax expense for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to higher taxable income from operations. We also recognized an income tax benefit of $128 million during the first quarter of 2018 related to the enactment of federal tax legislation in 2018.
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
Beginning in the first quarter of 2019, Comcast Cable’s wireless phone service and certain other Cable-related business development initiatives are now presented in the Cable Communications segment. Results were previously presented in Corporate and Other. Prior periods have been adjusted to reflect this presentation. To be consistent with our current management reporting presentation, certain 2018 operating results were reclassified related to certain NBCUniversal businesses now presented in the Sky segment.

Cable Communications Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Residential:
High-speed internet	$4,577	$4,157	$420	10.1%
Video	5,628	5,659	(31)	(0.5)
Voice	990	1,006	(16)	(1.6)
Wireless	225	185	40	21.4
Business services	1,891	1,726	165	9.5
Advertising	556	582	(26)	(4.5)
Other	413	388	25	7.0
Total revenue	14,280	13,703	577	4.2
Operating costs and expenses
Programming	3,419	3,326	93	2.8
Technical and product support	1,880	1,856	24	1.3
Customer service	625	640	(15)	(2.3)
Advertising, marketing and promotion	972	978	(6)	(0.6)
Franchise and other regulatory fees	391	402	(11)	(2.6)
Other	1,265	1,284	(19)	(1.6)
Total operating costs and expenses	8,552	8,486	66	0.8
Adjusted EBITDA	$5,728	$5,217	$511	9.8%

Customer Metrics

			Net Additions
	March 31		Three Months Ended March 31
(in thousands)	2019	2018	2019	2018
Customer relationships
Residential customer relationships	28,385	27,436	276	252
Business services customer relationships	2,327	2,208	25	29
Total customer relationships	30,712	29,645	300	281
Residential customer relationships mix
One product customers	9,295	8,390	280	215
Two product customers	9,009	9,060	17	42
Three or more product customers	10,081	9,987	(22)	(6)
High-speed internet
Residential customers	25,449	24,214	352	351
Business services customers	2,148	2,034	23	29
Total high-speed internet customers	27,598	26,249	375	379
Video
Residential customers	20,852	21,210	(107)	(93)
Business services customers	1,014	1,051	(14)	(3)
Total video customers	21,865	22,261	(121)	(96)
Voice
Residential customers	10,089	10,245	(63)	(70)
Business services customers	1,307	1,253	10	16
Total voice customers	11,396	11,498	(53)	(54)
Security and automation
Security and automation customers	1,333	1,176	17	46
Wireless
Wireless lines	1,405	577	170	196
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our cable services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional cable services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) advanced services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is counted as a single customer. In 2017, we began to offer prepaid services that allow customers to prepay for at least 30 days of service. Residential high-speed internet and video customers as of March 31, 2019 included prepaid customers totaling approximately 171,000 and 7,000, respectively. Wireless lines represent the number of activated eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines.
Average monthly total revenue per customer relationship for the three months ended March 31, 2019 and 2018 was $155.75 and $154.82, respectively. This metric is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our high-speed internet, video, voice and wireless services is also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship.
Average monthly Adjusted EBITDA per customer relationship for the three months ended March 31, 2019 and 2018 was $62.48 and $58.94, respectively. Each of our cable services has a different contribution to operating margin. We use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across our service offerings. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses, including residential high-speed internet and business services.
Cable Communications Segment – Revenue
High-Speed Internet
High-speed internet revenue increased 10.1% for the three months ended March 31, 2019 compared to the same period in 2018. An increase in the number of residential customers receiving our high-speed internet services accounted for an increase in revenue of 5.1% for the three months ended March 31, 2019. The remaining increase in revenue was primarily due to an increase in average high-speed internet rates.

Video
Video revenue was flat for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a decline in the number of residential video customers, which was partially offset by an increase in average video rates.
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
Voice
Voice revenue decreased 1.6% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a decline in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Wireless revenue increased 21.4% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in the number of customer lines. Although customer lines increased, the number of wireless handsets sold declined in the period due to the number of customers electing to bring their own device.
Business Services
Business services revenue increased 9.5% for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to an increase in the number of customers receiving our small and medium-sized business services offerings and an increase in average rates.
We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing. We expect that the contribution to our growth rate from medium-sized and enterprise customers will increase relative to that of our small-business customers as small business services matures.
Advertising
Advertising revenue decreased 4.5% for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a decrease in political advertising revenue. Excluding the impact of political advertising revenue, advertising decreased 1.8% for the three months ended March 31, 2019 compared to the same period in 2018.
For the three months ended March 31, 2019 and 2018, 5% and 4% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments, respectively. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Other revenue increased 7.0% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to increases in revenue from our security and automation services and the licensing of our X1 platform to other multichannel video providers.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to increases in programming license fees, including sports programming costs and retransmission consent fees.
Technical and product support expenses increased for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to expenses related to the continued development, deployment and support of our products and services and expenses related to the continued growth in business services, partially offset by a decrease in costs associated with our wireless phone service. This decrease reflects the decline in costs of handsets sold due to the number of customers electing to bring their own device, partially offset by an increase in variable network fees as a result of the increase in customer lines.
Customer service expenses decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to lower personnel costs as a result of reduced call volumes.
Advertising, marketing and promotion expenses were flat for the three months ended March 31, 2019 compared to the same period in 2018, reflecting the absence of advertising expenses associated with the 2018 PyeongChang Olympics, offset by an increase in spending associated with attracting new customers.
Franchise and other regulatory fees decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a decrease in the revenue to which the fees apply.

Other operating costs and expenses decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to increased costs incurred in the prior year period as we continued to scale our wireless phone service.
Cable Communications Segment – Operating Margin
Our Cable Communications segment operating margin is Adjusted EBITDA as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers, which increased 2.8% for the three months ended March 31, 2019 compared to the same period in 2018.
Our Cable Communications segment operating margin for the three months ended March 31, 2019 and 2018 was 40.1% and 38.1%, respectively. We continue to focus on growing our higher-margin businesses, particularly residential high-speed internet and business services, and on improving losses related to our wireless phone service and overall operating cost management. Losses from our wireless phone service were $103 million in the current year period compared to losses of $189 million in the prior year period.
NBCUniversal Segments Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Cable Networks	$2,868	$3,157	$(289)	(9.2)%
Broadcast Television	2,467	3,497	(1,030)	(29.4)
Filmed Entertainment	1,768	1,647	121	7.4
Theme Parks	1,276	1,281	(5)	(0.4)
Headquarters, other and eliminations	(66)	(85)	19	NM
Total revenue	$8,313	$9,497	$(1,184)	(12.5)%
Adjusted EBITDA
Cable Networks	$1,262	$1,254	$8	0.7%
Broadcast Television	387	507	(120)	(23.7)
Filmed Entertainment	364	203	161	78.7
Theme Parks	498	495	3	0.5
Headquarters, other and eliminations	(174)	(188)	14	NM
Total Adjusted EBITDA	$2,337	$2,271	$66	2.9%
Percentage changes that are considered not meaningful are denoted with NM.
Cable Networks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Distribution	$1,735	$1,861	$(126)	(6.8)%
Advertising	852	977	(125)	(12.8)
Content licensing and other	281	319	(38)	(12.0)
Total revenue	2,868	3,157	(289)	(9.2)
Operating costs and expenses
Programming and production	1,143	1,425	(282)	(19.8)
Other operating and administrative	359	357	2	0.6
Advertising, marketing and promotion	104	121	(17)	(14.0)
Total operating costs and expenses	1,606	1,903	(297)	(15.6)
Adjusted EBITDA	$1,262	$1,254	$8	0.7%

Cable Networks Segment – Revenue
Cable Networks revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to decreases in distribution revenue and advertising revenue resulting from our broadcast of the 2018 PyeongChang Olympics. Excluding $378 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, Cable Networks revenue increased 3.2% for the three months ended March 31, 2019 compared to the same period in 2018.

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	%
Distribution	$1,735	$1,861	(6.8)%
Distribution, excluding 2018 PyeongChang Olympics	1,735	1,625	6.8
Distribution revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to our broadcast of the 2018 PyeongChang Olympics. Excluding $236 million of revenue associated with our broadcast of 2018 PyeongChang Olympics, distribution revenue increased primarily due to increases in contractual rates charged under distribution agreements and the timing of contract renewals, partially offset by modest declines in the number of subscribers at our cable networks.

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	%
Advertising	$852	$977	(12.8)%
Advertising, excluding 2018 PyeongChang Olympics	852	835	2.0
Advertising revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to our broadcast of the 2018 PyeongChang Olympics. Excluding $142 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, advertising revenue increased primarily due to higher prices for advertising units sold, partially offset by modest declines in audience ratings at our networks.
For both the three months ended March 31, 2019 and 2018, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Cable Networks Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to decreases in programming and production costs and advertising, marketing, and promotion costs. The decrease in programming and production costs was primarily due to the absence of costs associated with our broadcast of the 2018 PyeongChang Olympics. The decrease in advertising, marketing and promotion costs was due to the decrease in spending related to programming on our cable networks and our digital properties, and the absence of spending related to the 2018 PyeongChang Olympics.
Broadcast Television Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Advertising	$1,317	$2,365	$(1,048)	(44.3)%
Content licensing	560	522	38	7.2
Distribution and other	590	610	(20)	(3.2)
Total revenue	2,467	3,497	(1,030)	(29.4)
Operating costs and expenses
Programming and production	1,577	2,476	(899)	(36.3)
Other operating and administrative	382	381	1	0.4
Advertising, marketing and promotion	121	133	(12)	(8.9)
Total operating costs and expenses	2,080	2,990	(910)	(30.4)
Adjusted EBITDA	$387	$507	$(120)	(23.7)%

Broadcast Television Segment – Revenue
Broadcast Television revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018 due to decreases in advertising revenue and distribution and other revenue resulting from our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, partially offset by an increase in content licensing revenue. Excluding $1.2 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, Broadcast Television revenue increased 7.1% for the three months ended March 31, 2019 compared to the same period in 2018.

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	%
Advertising	$1,317	$2,365	(44.3)%
Advertising, excluding 2018 PyeongChang Olympics and Super Bowl	1,317	1,284	2.6
Advertising revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl. Excluding $1.1 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, advertising revenue increased due to higher prices for advertising units sold, partially offset by the impact of continued declines in audience ratings.

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	%
Distribution and other	$590	$610	(3.2)%
Distribution and other, excluding 2018 PyeongChang Olympics	590	498	18.6
Distribution and other revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to our broadcast of the 2018 PyeongChang Olympics. Excluding $112 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, distribution and other revenue increased primarily due to increases in fees recognized under our retransmission consent agreements.
Content licensing revenue increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the timing of content provided under our licensing agreements.
Broadcast Television Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a decrease in programming and production costs. The decrease in programming and production costs was primarily due to the absence of programming and production costs associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, partially offset by higher studio production costs and our continued investment in original programming.

Filmed Entertainment Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Theatrical	$445	$423	$22	5.1%
Content licensing	817	733	84	11.5
Home entertainment	267	248	19	7.4
Other	239	243	(4)	(1.0)
Total revenue	1,768	1,647	121	7.4
Operating costs and expenses
Programming and production	733	735	(2)	(0.3)
Other operating and administrative	261	301	(40)	(12.6)
Advertising, marketing and promotion	410	408	2	0.3
Total operating costs and expenses	1,404	1,444	(40)	(2.7)
Adjusted EBITDA	$364	$203	$161	78.7%
Filmed Entertainment Segment – Revenue
Filmed Entertainment revenue increased for the three months ended March 31, 2019 compared to the same period in 2018 due to increases in content licensing revenue, theatrical revenue and home entertainment revenue. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements. The increase in theatrical revenue was primarily due to the strong performances of several releases in our 2019 slate, including How to Train Your Dragon: The Hidden World, Us and Glass, which were partially offset by successful performances of several releases in prior year period, including Fifty Shades Freed, Pacific Rim Uprising, Darkest Hour and Pitch Perfect 3. Home entertainment revenue increased primarily due to higher sales of 2019 releases, including Dr. Seuss’ The Grinch, Halloween and Night School, which were partially offset by sales of 2018 releases in the prior year period, including American Made, Pitch Perfect 3 and Despicable Me 3.
Filmed Entertainment Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to decreases in other operating and administrative costs due to the absence of expenses associated with the sale of a business in 2018 and a reduction in employee-related costs.
Theme Parks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$1,276	$1,281	$(5)	(0.4)%
Operating costs and expenses	778	786	(8)	(0.9)
Adjusted EBITDA	$498	$495	$3	0.5%
Theme Parks Segment – Revenue
Theme Parks revenue was relatively consistent for the three months ended March 31, 2019 compared to the same period in 2018, reflecting modest declines in attendance, in part due to the timing of spring holidays, which benefited the same period last year, and modest declines in guest spending.
Theme Parks Segment – Operating Costs and Expenses
Theme Parks operating costs and expenses remained flat for the three months ended March 31, 2019 compared to the same period in 2018.
Sky Segment Results of Operations
The discussion below compares Sky’s actual results for the three months ended March 31, 2019 to pro forma results for Sky for the three months ended March 31, 2018. The pro forma segment information includes adjustments as if the Sky transaction occurred on January 1, 2017. Our pro forma data is also adjusted for the effects of acquisition accounting and eliminating the costs and expenses directly related to the transaction, but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the Sky business since January 1, 2017, nor of our future results.

	Three Months Ended March 31
	Actual	Pro Forma	Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2019	2018	$	%	%
Revenue
Direct-to-consumer	$3,834	$4,132	$(298)	(7.2)%	(0.4)%
Content	370	286	84	29.5	38.0
Advertising	593	631	(38)	(6.0)	0.7
Total revenue	4,797	5,049	(252)	(5.0)	1.9
Operating costs and expenses
Programming and production	2,301	2,261	40	1.8	9.3
Direct network costs	385	401	(16)	(3.9)	2.6
Other	1,448	1,588	(140)	(8.8)	(2.2)
Total operating costs and expenses	4,134	4,250	(116)	(2.7)	4.4
Adjusted EBITDA	$663	$799	$(136)	(17.0)%	(11.3)%

(a)
Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 37 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics

			Net Additions
	March 31		Three Months Ended March 31
	Actual	Pro Forma	Actual	Pro Forma
(in thousands)	2019	2018	2019	2018
Total customer relationships	23,712	22,903	112	38
Sky customer relationships represent the number of residential retail customers that subscribe to at least one of Sky’s four primary services of video, high-speed internet, voice and wireless phone service. Commercial retail customers include hotels, bars, workplaces and restaurants with an active subscription for the purpose of providing Sky services to third party customers. We report commercial customers on a consistent basis based on the number of commercial agreements per venue in the U.K., a residential equivalent unit based upon the multiple of residential customer revenue in Italy and the number of active venues (bars and restaurants) or rooms (hotels and clinics) in Germany.
Sky Segment – Revenue
Direct-to-Consumer
Direct-to-consumer revenue decreased 7.2% for the three months ended March 31, 2019 compared to the same period in 2018. Excluding the impact of foreign currency, direct-to-consumer revenue was relatively consistent for the three months ended March 31, 2019 compared to the same period in 2018, reflecting a decrease in average revenue per customer relationship, offset by an increase in customer relationships.
Content
Content revenue increased 29.5% for the three months ended March 31, 2019 compared to the same period in 2018. Excluding the impact of foreign currency, content revenue increased 38.0% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to new sports programming licensing agreements, increased penetration of premium sports and movie channels on third party television networks and increased sales of original programming.
Advertising
Advertising revenue decreased 6.0% for the three months ended March 31, 2019 compared to the same period in 2018. Excluding the impact of foreign currency, advertising revenue was flat for the three months ended March 31, 2019 compared to the same period in 2018.
Sky Segment – Operating Costs and Expenses
Programming and Production Costs
Programming and production costs increased 1.8% for the three months ended March 31, 2019 compared to the same period in 2018. Excluding the impact of foreign currency, programming and production costs increased 9.3% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to new sports programming contracts in Italy and Germany.

Direct Network Costs
Direct network costs decreased 3.9% for the three months ended March 31, 2019 compared to the same period in 2018. Excluding the impact of foreign currency, direct network costs increased 2.6% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in costs associated with Sky’s wireless phone service as a result of an increase in the number of customers receiving the service.
Other
Other expenses decreased 8.8% for the three months ended March 31, 2019 compared to the same period in 2018. Excluding the impact of foreign currency, other expenses decreased 2.2% for three months ended March 31, 2019 compared to the same period in 2018 primarily due to a decrease in marketing costs.
Corporate and Other Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$108	$243	$(135)	(55.3)%
Operating costs and expenses	346	428	(82)	(19.1)
Adjustment for Sky transaction-related costs	(51)	—	(51)	NM
Adjusted EBITDA	$(187)	$(185)	$(2)	(1.0)%
Corporate and Other – Revenue
Other revenue primarily relates to revenue from Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania.
Corporate and Other revenue decreased for the three months ended March 31, 2019 primarily due to the sale of a controlling interest in our arena management-related businesses in the second quarter of 2018.
Corporate and Other – Operating Costs and Expenses
Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of other business development initiatives, and operating costs and expenses associated with Comcast Spectacor.
Corporate and Other operating costs and expenses decreased for the three months ended March 31, 2019 primarily due to the sale of a controlling interest in our arena management-related businesses in the second quarter of 2018, which was partially offset by transaction-related expenses directly related to the Sky transaction, including expenses resulting from the replacement of share-based compensation awards. Corporate and Other Adjusted EBITDA excludes $51 million of transaction-related expenses.
Non-GAAP Financial Measures
Consolidated Adjusted EBITDA
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended March 31
(in millions)	2019	2018
Net income attributable to Comcast Corporation	$3,553	$3,118
Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	79	58
Income tax expense	1,076	818
Interest expense	1,150	777
Investment and other (income) loss, net	(676)	(126)
Depreciation	2,240	2,011
Amortization	1,080	588
Adjustment for Sky transaction-related costs	51	—
Adjusted EBITDA	$8,553	$7,244
Constant Currency
Constant currency and constant currency growth rates are non-GAAP financial measures that present our results of operations excluding the estimated effects of foreign currency exchange rate fluctuations. Certain of our businesses, including Sky, have operations outside the United States that are conducted in local currencies. As a result, the comparability of the financial results reported in U.S. dollars is affected by changes in foreign currency exchange rates. In our Sky segment, we use constant currency and constant currency growth rates to evaluate the underlying performance of the business, and we believe it is helpful for investors to present operating results on a comparable basis period over period to evaluate its underlying performance.
Constant currency and constant currency growth rates are calculated by comparing the comparative period results in the prior year adjusted to reflect the average exchange rates from the current year period rather than the actual exchange rates in effect during the respective prior year periods.
Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended March 31
	Actual	Constant Currency	Constant Currency Growth
(in millions)	2019	2018	%
Revenue
Direct-to-consumer	$3,834	$3,851	(0.4)%
Content	370	268	38.0
Advertising	593	589	0.7
Total revenue	4,797	4,708	1.9
Operating costs and expenses
Programming and production	2,301	2,105	9.3
Direct network costs	385	375	2.6
Other	1,448	1,481	(2.2)
Total operating costs and expenses	4,134	3,961	4.4
Adjusted EBITDA	$663	$747	(11.3)%
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

Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2019	2018
Operating income	$5,182	$4,645
Depreciation and amortization	3,320	2,599
Noncash share-based compensation	245	199
Changes in operating assets and liabilities	(535)	(1,005)
Payments of interest	(970)	(854)
Payments of income taxes	(189)	(162)
Other	178	52
Net cash provided by operating activities	$7,231	$5,474
The variance in changes in operating assets and liabilities for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to our broadcast of the 2018 PyeongChang Olympics in the prior year period, the timing of film and television costs at Sky, including sports rights, and a reduction in Cable Communications wireless inventory, partially offset by our broadcast of the 2018 Super Bowl in prior year period.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2019 consisted primarily of capital expenditures, cash paid for intangible assets and purchases of investments. Capital expenditures increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the inclusion of spending at Sky and an increase in spending by our Theme Parks segment, partially offset by a decrease in spending by our Cable Communications segment due to lower spending on customer premise equipment and scalable infrastructure. Purchases of investments for the three months ended March 31, 2019 consisted primarily of our cash capital contributions of $233 million to Hulu and $37 million to Atairos.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2019 consisted primarily of repayments of debt, dividend payments and repurchases of common stock under our employee plans.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repayments of our term loans and repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Notes 5 and 6 to Comcast’s condensed consolidated financial statements for additional information on our financing activities, including details of our debt repayments and borrowings.
Available Borrowings Under Credit Facilities
We also maintain significant availability under our lines of credit and commercial paper programs to meet our short-term liquidity requirements.
As of March 31, 2019, amounts available under our revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit and bank guarantees, totaled $9.2 billion.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. We have paused our share repurchase program for 2019 in order to accelerate the reduction of indebtedness we incurred in connection with the acquisition of Sky and no common stock share repurchases were made under this authorization for the three months ended March 31, 2019.
We paid $247 million for the three months ended March 31, 2019 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2019, our Board of Directors approved a 10% increase in our dividend to $0.84 per share on an annualized basis. In January 2019, our Board of Directors approved our first quarter dividend of $0.21 per share to be paid in April 2019. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. On January 23, 2019, we paid dividends totaling $869 million.

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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 7 to Comcast’s condensed consolidated financial statements and Note 6 to NBCUniversal’s condensed consolidated financial statements for additional information related to recent accounting pronouncements.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2018 Annual Report on Form 10-K and there have been no significant changes to this information.
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
Changes in internal control over financial reporting
There were no changes in Comcast’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during Comcast’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Comcast’s internal control over financial reporting, except as noted below. On October 9, 2018, we acquired a controlling interest in Sky. See Note 6 to Comcast’s condensed consolidated financial statements for additional information. In connection with the integration of Sky, we are in the process of analyzing and evaluating our internal controls over financial reporting. This process may result in additions or changes to our internal control over financial reporting.
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
ITEM 1A: RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2018 Annual Report on Form 10-K.
ITEM 5: OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the three months ended March 31, 2019 that requires disclosure under the Act, except with respect to the following:

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

•
Prior to our fourth quarter 2018 acquisition of Sky, a non-U.S. subsidiary of Sky entered into two licensing agreements that licensed some of Sky’s owned programming content to a broadcasting company that is owned and controlled by the Government of Iran. The first agreement was entered into in June 2012, and was amended in July 2016, to license 150 hours of programming content for various three-year license terms for a one-time fee of €86,250. The last remaining programming license under this agreement expired in January 2019. The second agreement was entered into in June 2015 to license 80 hours of programming content for various three-year license terms for a one-time fee of €45,700. To date, no programming content has been provided, and the license fee has not been paid, pursuant to the agreement. We believe that Sky conducted its licensing activity in compliance with applicable laws and that the licenses are for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.

ITEM 6: EXHIBITS
Comcast

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.
NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019, filed with the Securities and Exchange Commission on April 25, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: April 25, 2019
NBCUniversal
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President (Principal Accounting Officer)
Date: April 25, 2019

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31
(in millions)	2019	2018
Revenue	$8,345	$9,530
Costs and Expenses:
Programming and production	3,434	4,573
Other operating and administrative	1,882	1,972
Advertising, marketing and promotion	682	700
Depreciation	243	242
Amortization	272	268
Total costs and expenses	6,513	7,755
Operating income	1,832	1,775
Interest expense	(131)	(127)
Investment and other income (loss), net	240	(4)
Income before income taxes	1,941	1,644
Income tax expense	(103)	(91)
Net income	1,838	1,553
Less: Net income attributable to noncontrolling interests	54	40
Net income attributable to NBCUniversal	$1,784	$1,513
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(in millions)	2019	2018
Net income	$1,838	$1,553
Deferred gains (losses) on cash flow hedges, net	(1)	(13)
Employee benefit obligations, net	(2)	(4)
Currency translation adjustments, net	(19)	204
Comprehensive income	1,816	1,740
Less: Net income attributable to noncontrolling interests	54	40
Less: Other comprehensive income (loss) attributable to noncontrolling interests	10	4
Comprehensive income attributable to NBCUniversal	$1,752	$1,696
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31
(in millions)	2019	2018
Operating Activities
Net income	$1,838	$1,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515	510
Net (gain) loss on investment activity and other	(164)	24
Deferred income taxes	9	1
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	25	(200)
Film and television costs, net	17	(47)
Accounts payable and accrued expenses related to trade creditors	(86)	(24)
Other operating assets and liabilities	(503)	(551)
Net cash provided by operating activities	1,651	1,266
Investing Activities
Capital expenditures	(453)	(269)
Cash paid for intangible assets	(71)	(130)
Note receivable from Comcast	(870)	—
Construction of Universal Beijing Resort	(220)	(42)
Purchases of investments	(323)	(133)
Other	28	(71)
Net cash provided by (used in) investing activities	(1,909)	(645)
Financing Activities
Proceeds from borrowings	285	10
Repurchases and repayments of debt	(56)	(55)
Proceeds from (repayments of) borrowings from Comcast, net	14	(547)
Distributions to member	(238)	(195)
Distributions to noncontrolling interests	(69)	(62)
Other	(6)	107
Net cash provided by (used in) financing activities	(70)	(742)
Increase (decrease) in cash, cash equivalents and restricted cash	(328)	(121)
Cash, cash equivalents and restricted cash, beginning of period	1,464	2,377
Cash, cash equivalents and restricted cash, end of period	$1,136	$2,256
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$1,114	$1,444
Receivables, net	7,270	7,293
Programming rights	1,303	1,323
Note receivable from Comcast	2,925	2,054
Other current assets	1,185	1,133
Total current assets	13,797	13,247
Film and television costs	7,302	7,292
Investments	2,067	1,680
Property and equipment, net of accumulated depreciation of $5,203 and $4,994	13,767	13,189
Goodwill	24,078	24,118
Intangible assets, net of accumulated amortization of $8,861 and $8,590	13,532	13,666
Other noncurrent assets, net	3,454	1,822
Total assets	$77,997	$75,014
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,954	$1,933
Accrued participations and residuals	1,739	1,808
Program obligations	856	965
Deferred revenue	1,331	1,118
Accrued expenses and other current liabilities	1,925	2,195
Note payable to Comcast	68	54
Current portion of long-term debt	138	151
Total current liabilities	8,011	8,224
Long-term debt, less current portion	13,003	12,731
Accrued participations, residuals and program obligations	1,672	1,712
Other noncurrent liabilities	6,635	5,177
Commitments and contingencies
Redeemable noncontrolling interests	382	389
Equity:
Member’s capital	47,164	45,618
Accumulated other comprehensive income (loss)	222	254
Total NBCUniversal member’s equity	47,386	45,872
Noncontrolling interests	908	909
Total equity	48,294	46,781
Total liabilities and equity	$77,997	$75,014
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$409	$42,148	$(20)	$913	$43,041
Cumulative effects of adoption of accounting standards		(232)	232		—
Dividends declared		(195)			(195)
Contributions from (distributions to) noncontrolling interests, net	(17)			346	346
Other comprehensive income (loss)			184	4	188
Other		(6)		(4)	(10)
Net income (loss)	13	1,513		27	1,540
Balance, March 31, 2018	$405	$43,228	$396	$1,286	$44,910
Balance, December 31, 2018	$389	$45,618	$254	$909	$46,781
Dividends declared		(238)			(238)
Contributions from (distributions to) noncontrolling interests, net	(23)			(46)	(46)
Other comprehensive income (loss)			(32)	10	(22)
Other				(3)	(3)
Net income (loss)	16	1,784		38	1,822
Balance, March 31, 2019	$382	$47,164	$222	$908	$48,294
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2018 Annual Report on Form 10-K and the notes within this Form 10-Q.
See Note 6 for a discussion of the effects of the adoption of new accounting pronouncements on our condensed consolidated financial statements.
Note 2: Segment Information
We present our operations in four reportable business segments:
Our Cable Networks segment consists primarily of our national cable networks that provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, our international cable networks, our cable television studio production operations, and various digital properties.
Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and various digital properties.
Our Filmed Entertainment segment consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide; our films are also produced under the Illumination, DreamWorks Animation and Focus Features names.
Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, along with a consortium of Chinese state-owned companies, we are developing a Universal theme park and resort in Beijing, China.
We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to NBCUniversal excluded from Adjusted EBITDA are not separately evaluated. To be consistent with our current management reporting presentation, 2018 operating results were reclassified related to certain NBCUniversal businesses now presented in Headquarters and Other. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2019
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,868	$1,262	$182	$6	$2
Broadcast Television	2,467	387	39	13	3
Filmed Entertainment	1,768	364	19	4	5
Theme Parks	1,276	498	162	394	19
Headquarters and Other(a)	51	(164)	113	36	42
Eliminations(b)	(85)	—	—	—	—
Total	$8,345	$2,347	$515	$453	$71

NBCUniversal Media, LLC

	Three Months Ended March 31, 2018
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks(d)	$3,157	$1,254	$189	$3	$4
Broadcast Television(d)	3,497	507	34	30	72
Filmed Entertainment	1,647	203	28	7	6
Theme Parks	1,281	495	155	182	16
Headquarters and Other(a)	51	(174)	104	47	32
Eliminations(b)(d)	(103)	—	—	—	—
Total	$9,530	$2,285	$510	$269	$130

(a)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

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

	Three Months Ended March 31
(in millions)	2019	2018
Adjusted EBITDA	$2,347	$2,285
Depreciation	(243)	(242)
Amortization	(272)	(268)
Interest expense	(131)	(127)
Investment and other income (loss), net	240	(4)
Income before income taxes	$1,941	$1,644

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

NBCUniversal Media, LLC

Note 3: Revenue

	Three Months Ended March 31
(in millions)	2019	2018
Distribution	$1,735	$1,861
Advertising	852	977
Content licensing and other	281	319
Total Cable Networks	2,868	3,157

Advertising	1,317	2,365
Content licensing	560	522
Distribution and other	590	610
Total Broadcast Television	2,467	3,497

Theatrical	445	423
Content licensing	817	733
Home entertainment	267	248
Other	239	243
Total Filmed Entertainment	1,768	1,647

Total Theme Parks	1,276	1,281
Headquarters and Other	51	51
Eliminations(a)	(85)	(103)
Total revenue	$8,345	$9,530

(a)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Three Months Ended March 31
(in millions)	2019	2018
United States	$6,623	$7,654
Foreign	1,722	1,876
Total revenue	$8,345	$9,530
No single customer accounted for a significant amount of revenue in any period presented.
Condensed Consolidated Balance Sheet
The following tables summarize our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheet that relate to the recognition of revenue and collection of the related cash.

(in millions)	March 31, 2019	December 31, 2018
Receivables, gross	$7,376	$7,392
Less: Allowance for doubtful accounts	106	99
Receivables, net	$7,270	$7,293

(in millions)	March 31, 2019	December 31, 2018
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,185	$1,180
Noncurrent deferred revenue (included in other noncurrent liabilities)	$568	$481

NBCUniversal Media, LLC

Note 4: Long-Term Debt
As of March 31, 2019, our debt, excluding our revolving credit agreement with Comcast, had a carrying value of $13.1 billion and an estimated fair value of $13.7 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
For the three months ended March 31, 2019, Universal Beijing Resort borrowed $222 million under its debt financing agreement to fund the construction of a Universal theme park and resort in Beijing, China (see Note 5).
For the three months ended March 31, 2019, we repaid $45 million of Universal Studios Japan term loans maturing 2022.
Guarantee Structure
We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the $7.6 billion Comcast revolving credit facility due 2021. As of March 31, 2019, $84.6 billion principal amount of outstanding debt securities of Comcast and CCCL Parent were subject to the cross-guarantee structure.
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
Note 5: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. As of March 31, 2019, Universal Beijing Resort had $815 million principal amount of term loans outstanding under the debt financing agreements.
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
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of March 31, 2019, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $1.8 billion and $1.3 billion, respectively.
Note 6: Recent Accounting Pronouncements
Leases
In February 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date.
Upon adoption, we recorded approximately $1.7 billion and $1.8 billion of operating lease assets and liabilities, respectively, which includes the impact of fair value adjustments, prepaid rent and lease incentives. The adoption of the updated accounting guidance did not impact our recognition of finance leases, which were previously described as capital leases. As of the date of adoption, our

NBCUniversal Media, LLC

liabilities for finance leases were $332 million, which were recorded in long-term debt, and the related assets were recorded in property and equipment, net. Our finance leases were not considered material for further disclosure. The adoption of the new accounting guidance did not have a material impact on our consolidated results of operations or cash flows. See Note 9 for further information.
Film and Television Costs
In March 2019, the FASB updated the accounting guidance related to film and television costs. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominately monetized with other owned or licensed content. The updated guidance is effective for us as of January 1, 2020 and early adoption is permitted. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements, however we do not expect there to be a material impact on our consolidated results of operations or cash flows.
Note 7: Film and Television Costs

(in millions)	March 31, 2019	December 31, 2018
Film Costs:
Released, less amortization	$1,544	$1,600
Completed, not released	40	144
In production and in development	1,267	1,063
	2,851	2,807
Television Costs:
Released, less amortization	2,296	2,161
In production and in development	820	953
	3,116	3,114
Programming rights, less amortization	2,638	2,694
	8,605	8,615
Less: Current portion of programming rights	1,303	1,323
Film and television costs	$7,302	$7,292
Note 8: Investments
Investment and Other Income (Loss), Net

	Three Months Ended March 31
(in millions)	2019	2018
Equity in net income (losses) of investees, net	$(120)	$(100)
Realized and unrealized gains (losses) on equity securities, net	161	37
Other income (loss), net	199	59
Investment and other income (loss), net	$240	$(4)

(in millions)	March 31, 2019	December 31, 2018
Equity method	$831	$707
Marketable equity securities	324	162
Nonmarketable equity securities	912	811
Total investments	$2,067	$1,680
Equity Method
Hulu
For the three months ended March 31, 2019 and 2018, we recognized our proportionate share of Hulu’s losses of $141 million and $131 million, respectively, in equity in net income (losses) of investees, net. For the three months ended March 31, 2019 and 2018, we made cash capital contributions to Hulu totaling $233 million and $114 million, respectively. As of March 31, 2019 and December 31, 2018, our investment in Hulu was $341 million and $248 million, respectively.

NBCUniversal Media, LLC

In August 2016, Time Warner Inc. acquired a 10% interest in Hulu, which diluted our interest in Hulu from 33% to 30%. Given the contingent nature of put and call options related to its shares, we recorded a deferred gain as a result of the dilution. In the first quarter of 2019, the put and call options expired unexercised and we recognized the previously deferred gain of $159 million in other income (loss), net.
The Weather Channel
In March 2018, we sold our investment in The Weather Channel cable network and recognized a pretax gain of $64 million in other income (loss), net.
Marketable Equity Securities
Snap
For the three months ended March 31, 2019 and 2018, we recognized unrealized gains of $162 million and $37 million, respectively, in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap. As of March 31, 2019 and December 31, 2018, our investment in Snap was $324 million and $162 million, respectively.
Note 9: Supplemental Financial Information
Leases
Our leases consist primarily of real estate and equipment. We determine if an arrangement is a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. We generally utilize our incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments. The lease asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Lease assets and liabilities are not recorded for leases with an initial term of one year or less. Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three months ended March 31, 2019 were $111 million. These amounts do not include lease costs associated with production activities or other amounts capitalized in our condensed consolidated balance sheet, which are not material.
The table below summarizes the operating lease assets and liabilities recorded in our condensed consolidated balance sheet.
Condensed Consolidated Balance Sheet

(in millions)	March 31, 2019
Other noncurrent assets, net	$1,599
Accrued expenses and other current liabilities	$177
Other noncurrent liabilities	$1,525
The table below summarizes our future minimum rental commitments for operating leases as of March 31, 2019 applying the new accounting guidance.

(in millions)	March 31, 2019
Remaining nine months of 2019	$175
2020	243
2021	210
2022	176
2023	152
Thereafter	1,397
Total future minimum lease payments	2,353
Less: imputed interest	651
Total liability	$1,702
The weighted average remaining lease term for operating leases and the weighted average discount rate used to calculate our operating lease liabilities as of March 31, 2019 were 15 years and 4.03%, respectively.

NBCUniversal Media, LLC

For the three months ended March 31, 2019, cash payments for operating leases recorded in the condensed consolidated balance sheet were $64 million. Leases that have not yet commenced and lease assets and liabilities associated with leases entered into during the period were not material.
The tables below summarize our future minimum rental commitments for operating leases as of December 31, 2018 and rent expense for operating leases for the three months ended March 31, 2018 using the accounting guidance in effect at that time.

(in millions)	December 31, 2018
2019	$248
2020	$232
2021	$199
2022	$168
2023	$144
Thereafter	$1,380

(in millions)	Three Months Ended March 31, 2018
Rental expense	$69
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2019	2018
Interest	$35	$51
Income taxes	$118	$173
Noncash Activities
During the three months ended March 31, 2019, we acquired $633 million of property and equipment and intangible assets that were accrued but unpaid.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$1,114	$1,444
Restricted cash included in other noncurrent assets, net	22	20
Cash, cash equivalents and restricted cash, end of period	$1,136	$1,464
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2019	March 31, 2018
Deferred gains (losses) on cash flow hedges	$11	$(3)
Unrecognized gains (losses) on employee benefit obligations	138	122
Cumulative translation adjustments	73	277
Accumulated other comprehensive income (loss)	$222	$396
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

NBCUniversal Media, LLC

Comcast is also the counterparty to one of our contractual obligations. As of March 31, 2019, the carrying value of the liability associated with this contractual obligation was $383 million.
The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.
Condensed Consolidated Statement of Income

	Three Months Ended March 31
(in millions)	2019	2018
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$604	$594
Total costs and expenses	$(65)	$(61)
Interest expense and investment and other income (loss), net	$8	$(23)
Condensed Consolidated Balance Sheet

(in millions)	March 31, 2019	December 31, 2018
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$477	$464
Note receivable from Comcast	$2,925	$2,054
Film and television costs	$25	$27
Accounts payable and accrued expenses related to trade creditors	$68	$78
Accrued expenses and other current liabilities	$51	$32
Note payable to Comcast	$68	$54
Long-term debt	$763	$701
Other noncurrent liabilities	$417	$410
Share-Based Compensation
Comcast maintains share-based compensation plans that consist primarily of awards of restricted share units and stock options to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast. For the three months ended March 31, 2019 and 2018, we recognized share-based compensation expense of $39 million and $32 million, respectively.