Form 10-Q
period 2019-06-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2019-07-25
CIK 1166691, 902739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Delaware
30 Rockefeller Plaza
New York, NY 10112-0015
(212) 664-4444
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	CMCSA	NASDAQ Global Select Market
2.0% Exchangeable Subordinated Debentures due 2029	CCZ	New York Stock Exchange
5.50% Notes due 2029	CCGBP29	New York Stock Exchange
9.455% Guaranteed Notes due 2022	CMCSA/22	New York Stock Exchange
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
Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date:
As of June 30, 2019, there were 4,535,540,993 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.
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
Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries, including NBCUniversal and its consolidated subsidiaries, as “we,” “us” and “our;” Comcast Cable Communications, LLC and its consolidated subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” NBCUniversal, LLC as “NBCUniversal Holdings;” NBCUniversal Enterprise, Inc. as “NBCUniversal Enterprise;” and Sky Limited and its consolidated subsidiaries as “Sky.”
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2019. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2019	2018	2019	2018
Revenue	$26,858	$21,735	$53,717	$44,526
Costs and Expenses:
Programming and production	8,255	6,300	16,824	13,729
Other operating and administrative	8,086	6,365	15,986	12,879
Advertising, marketing and promotion	1,885	1,653	3,773	3,257
Depreciation	2,197	2,021	4,437	4,032
Amortization	1,079	582	2,159	1,170
Other operating gains	—	(200)	—	(200)
Total costs and expenses	21,502	16,721	43,179	34,867
Operating income	5,356	5,014	10,538	9,659
Interest expense	(1,137)	(806)	(2,287)	(1,583)
Investment and other income (loss), net	(55)	77	621	203
Income before income taxes	4,164	4,285	8,872	8,279
Income tax expense	(961)	(1,077)	(2,037)	(1,895)
Net income	3,203	3,208	6,835	6,384
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	78	(8)	157	50
Net income attributable to Comcast Corporation	$3,125	$3,216	$6,678	$6,334
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.69	$0.70	$1.47	$1.37
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.68	$0.69	$1.45	$1.36
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Net income	$3,203	$3,208	$6,835	$6,384
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $—, $— and $—	1	(1)	2	(2)
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $2, $12, $11 and $3	123	(40)	64	(11)
Amounts reclassified to net income:
Realized (gains) losses on cash flow hedges, net of deferred taxes of $7, $(14), $(4) and $(8)	(45)	46	13	26
Employee benefit obligations, net of deferred taxes of $2, $3, $5 and $5	(9)	(8)	(16)	(16)
Currency translation adjustments, net of deferred taxes of $(6), $44, $(18) and $(3)	(566)	(173)	241	(16)
Comprehensive income	2,707	3,032	7,139	6,365
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	78	(8)	157	50
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(12)	(29)	(2)	(25)
Comprehensive income attributable to Comcast Corporation	$2,641	$3,069	$6,984	$6,340
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30
(in millions)	2019	2018
Operating Activities
Net income	$6,835	$6,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other operating gains	6,596	5,002
Share-based compensation	533	410
Noncash interest expense (income), net	168	171
Net (gain) loss on investment activity and other	(367)	(68)
Deferred income taxes	466	814
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	295	(60)
Film and television costs, net	970	68
Accounts payable and accrued expenses related to trade creditors	(815)	(119)
Other operating assets and liabilities	(410)	(65)
Net cash provided by operating activities	14,271	12,537
Investing Activities
Capital expenditures	(4,355)	(4,223)
Cash paid for intangible assets	(1,078)	(930)
Acquisitions and construction of real estate properties	(36)	(104)
Construction of Universal Beijing Resort	(450)	(116)
Acquisitions, net of cash acquired	(114)	(88)
Proceeds from sales of businesses and investments	150	113
Purchases of investments	(1,605)	(538)
Other	74	580
Net cash provided by (used in) investing activities	(7,414)	(5,306)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(801)	23
Proceeds from borrowings	363	4,279
Repurchases and repayments of debt	(4,156)	(4,347)
Repurchases of common stock under repurchase program and employee plans	(350)	(2,998)
Dividends paid	(1,823)	(1,616)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(155)	(140)
Other	190	(161)
Net cash provided by (used in) financing activities	(6,732)	(4,960)
Impact of foreign currency on cash, cash equivalents and restricted cash	(15)	—
Increase (decrease) in cash, cash equivalents and restricted cash	110	2,271
Cash, cash equivalents and restricted cash, beginning of period	3,909	3,571
Cash, cash equivalents and restricted cash, end of period	$4,019	$5,842
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$3,919	$3,814
Receivables, net	10,835	11,104
Programming rights	1,947	3,746
Other current assets	4,660	3,184
Total current assets	21,361	21,848
Film and television costs	8,553	7,837
Investments	8,438	7,883
Property and equipment, net of accumulated depreciation of $52,467 and $51,306	46,047	44,437
Franchise rights	59,365	59,365
Goodwill	67,945	66,154
Other intangible assets, net of accumulated amortization of $15,894 and $14,194	36,076	38,358
Other noncurrent assets, net	8,770	5,802
Total assets	$256,555	$251,684
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$10,014	$8,494
Accrued participations and residuals	1,683	1,808
Deferred revenue	2,642	2,182
Accrued expenses and other current liabilities	10,304	10,721
Current portion of long-term debt	6,365	4,398
Total current liabilities	31,008	27,603
Long-term debt, less current portion	101,248	107,345
Deferred income taxes	27,996	27,589
Other noncurrent liabilities	17,144	15,329
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,329	1,316
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,408,332,021 and 5,389,309,175; outstanding, 4,535,540,993 and 4,516,518,147	54	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,950	37,461
Retained earnings	46,425	41,983
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(62)	(368)
Total Comcast Corporation shareholders’ equity	76,850	71,613
Noncontrolling interests	980	889
Total equity	77,830	72,502
Total liabilities and equity	$256,555	$251,684
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2019	2018	2019	2018
Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
Balance, beginning of period	$1,316	$1,354	$1,316	$1,357
Contributions from (distributions to) noncontrolling interests, net	(17)	(14)	(37)	(31)
Other	(11)	(14)	(19)	(24)
Net income (loss)	41	17	69	41
Balance, end of period	$1,329	$1,343	$1,329	$1,343

Class A common stock
Balance, beginning of period	$54	$55	$54	$55
Repurchases of common stock under repurchase program and employee plans	—	(1)	—	(1)
Balance, end of period	$54	$54	$54	$54

Additional Paid-In Capital
Balance, beginning of period	$37,621	$37,375	$37,461	$37,497
Stock compensation plans	237	163	411	290
Repurchases of common stock under repurchase program and employee plans	17	(235)	(45)	(529)
Employee stock purchase plans	67	64	115	112
Other	8	60	8	57
Balance, end of period	$37,950	$37,427	$37,950	$37,427

Retained Earnings
Balance, beginning of period	$44,379	$38,961	$41,983	$38,202
Cumulative effects of adoption of accounting standards	—	—	—	(43)
Repurchases of common stock under repurchase program and employee plans	(112)	(1,034)	(305)	(2,466)
Dividends declared	(964)	(876)	(1,928)	(1,760)
Other	(3)	2	(3)	2
Net income (loss)	3,125	3,216	6,678	6,334
Balance, end of period	$46,425	$40,269	$46,425	$40,269

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$422	$608	$(368)	$379
Cumulative effects of adoption of accounting standards	—	—	—	76
Other comprehensive income (loss)	(484)	(147)	306	6
Balance, end of period	$(62)	$461	$(62)	$461

Noncontrolling Interests
Balance, beginning of period	$903	$1,228	$889	$843
Other comprehensive income (loss)	(12)	(29)	(2)	(25)
Contributions from (distributions to) noncontrolling interests, net	62	(33)	16	317
Other	(10)	(92)	(11)	(95)
Net income (loss)	37	(25)	88	9
Balance, end of period	$980	$1,049	$980	$1,049

Total equity	$77,830	$71,743	$77,830	$71,743

Cash dividends declared per common share	$0.21	$0.19	$0.42	$0.38
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
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in 2019. See Note 7 for a discussion of the effects of the adoption of new accounting pronouncements on our condensed consolidated financial statements.
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

Comcast Corporation

To be consistent with our current management reporting presentation, certain 2018 operating results were reclassified related to certain NBCUniversal businesses now presented in the Sky segment. Our financial data by business segment is presented in the tables below.

	Three Months Ended June 30, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,450	$5,854	$2,036	$1,594	$303
NBCUniversal
Cable Networks	2,947	1,201	183	6	4
Broadcast Television	2,402	534	40	37	3
Filmed Entertainment	1,457	183	20	4	6
Theme Parks	1,464	590	170	378	17
Headquarters and Other(a)	22	(182)	114	48	35
Eliminations(b)	(86)	(2)	—	—	—
NBCUniversal	8,206	2,324	527	473	65
Sky	4,828	772	673	177	152
Corporate and Other(c)	56	(213)	40	19	11
Eliminations(b)	(682)	(21)	—	—	—
Comcast Consolidated	$26,858	$8,716	$3,276	$2,263	$531

	Three Months Ended June 30, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$13,912	$5,449	$2,023	$1,767	$344
NBCUniversal
Cable Networks	2,874	1,176	179	8	5
Broadcast Television	2,391	417	40	32	3
Filmed Entertainment	1,710	138	63	8	8
Theme Parks	1,361	569	167	360	119
Headquarters and Other(a)	15	(148)	104	53	31
Eliminations(b)	(78)	(2)	—	—	—
NBCUniversal	8,273	2,150	553	461	166
Corporate and Other(c)	96	(192)	27	22	1
Eliminations(b)	(546)	10	—	—	—
Comcast Consolidated	$21,735	$7,417	$2,603	$2,250	$511

	Six Months Ended June 30, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$28,730	$11,582	$4,071	$2,957	$626
NBCUniversal
Cable Networks	5,815	2,463	365	12	6
Broadcast Television	4,869	921	79	50	6
Filmed Entertainment	3,225	547	39	8	11
Theme Parks	2,740	1,088	332	772	36
Headquarters and Other(a)	39	(356)	227	84	77
Eliminations(b)	(169)	(2)	—	—	—
NBCUniversal	16,519	4,661	1,042	926	136
Sky	9,625	1,435	1,414	436	303
Corporate and Other(c)	164	(400)	69	36	13
Eliminations(b)	(1,321)	(9)	—	—	—
Comcast Consolidated	$53,717	$17,269	$6,596	$4,355	$1,078

Comcast Corporation

	Six Months Ended June 30, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$27,615	$10,666	$4,084	$3,458	$631
NBCUniversal
Cable Networks(e)	6,031	2,430	368	11	9
Broadcast Television(e)	5,888	924	74	62	75
Filmed Entertainment	3,357	341	91	15	14
Theme Parks	2,642	1,064	322	542	135
Headquarters and Other(a)	29	(336)	208	100	63
Eliminations(b)(e)	(177)	(2)	—	—	—
NBCUniversal	17,770	4,421	1,063	730	296
Corporate and Other(c)	339	(377)	55	35	3
Eliminations(b)(e)	(1,198)	(49)	—	—	—
Comcast Consolidated	$44,526	$14,661	$5,202	$4,223	$930

(a)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(b)	Included in Eliminations are transactions that our segments entered into with one another. The most common types of transactions are the following:

•	our Cable Networks segment generates revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•	our Broadcast Television segment generates revenue from the fees received under retransmission consent agreements with our Cable Communications segment

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Cable Networks and Broadcast Television segments generate revenue by selling advertising to our Cable Communications segment

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

(d)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to Comcast Corporation before net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time, we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Adjusted EBITDA	$8,716	$7,417	$17,269	$14,661
Adjustment for Sky transaction-related costs	(84)	—	(135)	—
Depreciation	(2,197)	(2,021)	(4,437)	(4,032)
Amortization	(1,079)	(582)	(2,159)	(1,170)
Other operating gains	—	200	—	200
Interest expense	(1,137)	(806)	(2,287)	(1,583)
Investment and other income (loss), net	(55)	77	621	203
Income before income taxes	$4,164	$4,285	$8,872	$8,279

(e)
The revenue and operating costs and expenses associated with our broadcast of the 2018 PyeongChang Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcast of the 2018 Super Bowl were reported in our Broadcast Television segment. Included in Eliminations are transactions relating to these events that our Broadcast Television and Cable Networks segments entered into with our other segments.

Comcast Corporation

Note 3: Revenue

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Residential:
High-speed internet	$4,663	$4,262	$9,240	$8,419
Video	5,594	5,628	11,222	11,287
Voice	982	994	1,972	2,000
Wireless	244	202	469	387
Business services	1,933	1,761	3,824	3,487
Advertising	607	666	1,163	1,248
Other	427	399	840	787
Total Cable Communications(a)(b)	14,450	13,912	28,730	27,615

Distribution	1,707	1,650	3,442	3,511
Advertising	931	929	1,783	1,906
Content licensing and other	309	295	590	614
Total Cable Networks	2,947	2,874	5,815	6,031

Advertising	1,329	1,387	2,646	3,752
Content licensing	472	481	1,032	1,003
Distribution and other	601	523	1,191	1,133
Total Broadcast Television	2,402	2,391	4,869	5,888

Theatrical	252	540	697	963
Content licensing	712	648	1,529	1,381
Home entertainment	229	225	496	473
Other	264	297	503	540
Total Filmed Entertainment	1,457	1,710	3,225	3,357

Total Theme Parks	1,464	1,361	2,740	2,642
Headquarters and Other	22	15	39	29
Eliminations(c)	(86)	(78)	(169)	(177)
Total NBCUniversal	8,206	8,273	16,519	17,770

Direct-to-consumer	3,889	—	7,723	—
Content	376	—	746	—
Advertising	563	—	1,156	—
Total Sky	4,828	—	9,625	—

Corporate and Other(b)	56	96	164	339
Eliminations(c)	(682)	(546)	(1,321)	(1,198)
Total revenue	$26,858	$21,735	$53,717	$44,526

(a)
For both the three and six months ended June 30, 2019, 2.5% of Cable Communications segment revenue was derived from franchise and other regulatory fees. For both the three and six months ended June 30, 2018, 2.7% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)
Comcast Cable’s wireless phone service is now presented in the Cable Communications segment. Results were previously presented in Corporate and Other. We recognize revenue from our wireless phone service as the services are provided, similar to how we recognize revenue for other residential cable services. We recognize revenue from the sale of handsets at the point of sale.

(c)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.

Comcast Corporation

We operate primarily in the United States but also in select international markets. The table below summarizes revenue by geographic location.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
United States	$20,539	$19,931	$40,996	$40,816
Europe	5,297	699	10,667	1,520
Other	1,022	1,105	2,054	2,190
Total revenue	$26,858	$21,735	$53,717	$44,526

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

(in millions)	June 30, 2019	December 31, 2018
Receivables, gross	$11,381	$11,456
Less: Allowance for doubtful accounts	546	352
Receivables, net	$10,835	$11,104

(in millions)	June 30, 2019	December 31, 2018
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,306	$1,399
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,037	$991
Noncurrent deferred revenue (included in other noncurrent liabilities)	$888	$650

Note 4: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended June 30
	2019			2018
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$3,125	4,547	$0.69	$3,216	4,598	$0.70
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		60			45
Diluted EPS attributable to Comcast Corporation shareholders	$3,125	4,607	$0.68	$3,216	4,643	$0.69

Comcast Corporation

	Six Months Ended June 30
	2019			2018
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$6,678	4,540	$1.47	$6,334	4,616	$1.37
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		60			58
Diluted EPS attributable to Comcast Corporation shareholders	$6,678	4,600	$1.45	$6,334	4,674	$1.36

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the combination of the option exercise price and the associated unrecognized compensation expense is greater than the average market price of our common stock. The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and six months ended June 30, 2019 or 2018.
Note 5: Long-Term Debt
As of June 30, 2019, our debt had a carrying value of $107.6 billion and an estimated fair value of $118.5 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Debt Borrowings and Repayments
For the six months ended June 30, 2019, we had borrowings of $363 million related to the Universal Beijing Resort term loans.
For the six months ended June 30, 2019, we made repayments of $4.2 billion primarily related to our dollar-denominated term loan due 2022, NBCUniversal Enterprise senior notes due 2019 and our British pound-denominated term loan due 2023.
Revolving Credit Facilities
For the six months ended June 30, 2019, we made net repayments of $615 million under Sky’s £1 billion revolving credit facility due 2021, which was terminated in February 2019. In June 2019, we amended the terms of our Comcast and NBCUniversal Enterprise revolving credit facilities to extend both facilities’ expiration dates from May 26, 2021 to May 26, 2022. As of June 30, 2019, there were no amounts outstanding under our revolving credit facilities. Amounts available under our revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit and bank guarantees, totaled $8.7 billion.
Commercial Paper Programs
For the six months ended June 30, 2019, we made net repayments of $186 million under our commercial paper programs. As of June 30, 2019, Comcast had $488 million face amount of commercial paper outstanding. As of June 30, 2019, NBCUniversal Enterprise had no commercial paper outstanding.
Guarantee Structure
Comcast, Comcast Cable and NBCUniversal have fully and unconditionally guaranteed each other’s debt securities, including the Comcast revolving credit facility. As of June 30, 2019, the principal amount of debt securities outstanding within the cross-guarantee structure totaled $92.1 billion.
Comcast and Comcast Cable fully and unconditionally guarantee NBCUniversal Enterprise’s debt securities, including its revolving credit facility. As of June 30, 2019, the principal amount of debt securities guaranteed by Comcast and Comcast Cable totaled $1.5 billion. NBCUniversal does not guarantee the NBCUniversal Enterprise senior notes, revolving credit facility or commercial paper program.

Comcast Corporation

Comcast provides an unconditional guarantee of the Universal Studios Japan yen-denominated ¥382 billion (approximately $3.5 billion using exchange rates as of June 30, 2019) term loans with a final maturity of March 2022. None of Comcast, Comcast Cable nor NBCUniversal guarantee the ¥6.4 billion RMB (approximately $936 million using exchange rates as of June 30, 2019) principal amount of Universal Beijing Resort term loans outstanding.
In May 2019, Comcast provided a full and unconditional guarantee of Sky’s debt (approximately $10.0 billion using exchange rates as of June 30, 2019) in connection with Sky’s noteholders consenting to (i) the transfer of the listing of three series of notes from the Main Market of the London Stock Exchange to the Professional Securities Market of the London Stock Exchange and (ii) amending certain terms of the Sky notes.
Note 6: Significant Transactions
Sky Transaction
On October 9, 2018, in connection with our offer to acquire the share capital of Sky, we acquired a controlling interest in Sky through a series of purchases of Sky shares at our offer price of £17.28 per share. In the fourth quarter of 2018, we acquired the remaining Sky shares and now own 100% of Sky’s equity interests. Total cash consideration was £30.2 billion (approximately $39.4 billion using the exchange rates on the purchase dates). We financed the acquisition through a combination of new fixed and floating rate notes, issuance of term loans and cash on hand. Sky is one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, high-speed internet, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks.
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
During the first quarter of 2019, we revised our estimates of fair value, primarily related to intangible assets, property and equipment, and investments (included below in other noncurrent assets and (liabilities), net), and recorded corresponding updates to deferred taxes. We also recorded an additional valuation allowance of approximately $1.2 billion associated with our assessment of the realization of Sky’s deferred tax assets, primarily related to net operating losses. These changes resulted in an increase in goodwill of approximately $1.4 billion and an adjustment in the first quarter of 2019 related to the fourth quarter of 2018 that resulted in an increase to depreciation and amortization expense of $53 million.
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

Comcast Corporation

Intangible Assets
Finite-lived intangible assets primarily consist of customer relationships with a carrying amount of $9.5 billion and developed technology and software with a carrying amount of $4.3 billion, with original estimated useful lives between 6 and 19 years and 4 and 9 years, respectively. Indefinite-lived assets consist of trade names with a carrying amount of $5.8 billion.
Goodwill
Goodwill consists primarily of intangible assets that do not qualify for separate recognition, including increased footprint, assembled workforce, noncontractual relationships and agreements. The acquired goodwill is not expected to be deductible for tax purposes.
Acquisition-Related Costs
As a result of the Sky transaction, we incurred incremental expenses in 2018 related to legal, accounting, valuation and other professional services, which are reflected in other operating and administrative expenses. We also incurred certain financing costs associated with our borrowings, which are reflected in interest expense. The table below presents the amounts related to these expenses included in our condensed consolidated statement of income.

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Other operating and administrative expenses	$11	$21
Interest expense	$11	$11

Unaudited Pro Forma Information
The following unaudited pro forma information has been presented as if the Sky transaction occurred on January 1, 2017. This information is based on historical results of operations, adjusted for allocation of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the results would have been had we operated the business since January 1, 2017. For pro forma purposes, 2018 earnings were adjusted to exclude the acquisition-related costs. No pro forma adjustments have been made for cost savings or synergies that have been or may be achieved by the combined businesses.

(in millions, except per share data)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue	$26,653	$54,415
Net income attributable to Comcast Corporation	$2,957	$5,940
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.65	$1.29
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.64	$1.27

Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. As of June 30, 2019, Universal Beijing Resort had $936 million principal amount of term loans outstanding under the debt financing agreements.
We have concluded that Universal Beijing Resort is a variable interest entity based on its governance structure, and we consolidate it because we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees or other financial commitments between us and Universal Beijing Resort, and therefore our maximum risk of financial loss is our 30% interest. Universal Beijing Resort’s results of operations are reported in our Theme Parks segment. Our condensed consolidated statement of cash flows includes the costs of construction and related borrowings in the “construction of Universal Beijing Resort” and “proceeds from borrowings” captions, respectively, and equity contributions from our investing partner are included in other financing activities.
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of June 30, 2019, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $2.1 billion and $1.5 billion, respectively.

Comcast Corporation

Note 7: Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date.
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
Film and Television Costs
In March 2019, the FASB updated the accounting guidance related to film and television costs. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominantly monetized with other owned or licensed content. The updated guidance is effective for us as of January 1, 2020 and early adoption is permitted. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements, however we do not expect there to be a material impact on our consolidated results of operations or cash flows.
Note 8: Film and Television Costs

(in millions)	June 30, 2019	December 31, 2018
Film Costs:
Released, less amortization	$1,577	$1,600
Completed, not released	86	144
In production and in development	1,376	1,063
	3,039	2,807
Television Costs:
Released, less amortization	2,278	2,289
In production and in development	1,014	953
	3,292	3,242
Programming rights, less amortization	4,169	5,534
	10,500	11,583
Less: Current portion of programming rights	1,947	3,746
Film and television costs	$8,553	$7,837

Comcast Corporation

Note 9: Investments
Investment and Other Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Equity in net income (losses) of investees, net	$(202)	$69	$60	$20
Realized and unrealized gains (losses) on equity securities, net	194	(40)	408	(12)
Other income (loss), net	(47)	48	153	195
Investment and other income (loss), net	$(55)	$77	$621	$203

(in millions)	June 30, 2019	December 31, 2018
Equity method	$5,719	$4,035
Marketable equity securities	577	341
Nonmarketable equity securities	2,057	1,805
Other investments	1,803	1,796
Total investments	10,156	7,977
Less: Current investments	1,718	94
Noncurrent investments	$8,438	$7,883

Equity Method
Atairos
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three and six months ended June 30, 2019, we recognized losses of $106 million and income of $268 million, respectively. For the three and six months ended June 30, 2018, we recognized income of $151 million and $186 million, respectively. For the six months ended June 30, 2019 and 2018, we made cash capital contributions totaling $463 million and $112 million, respectively. As of June 30, 2019 and December 31, 2018, our investment was $3.4 billion and $2.7 billion, respectively.
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
Hulu
In May 2019, we entered into a series of agreements (the “Hulu Transaction”) with The Walt Disney Company (“Disney”), whereby we relinquished our board seats and substantially all voting rights associated with our investment in Hulu, LLC ("Hulu"), and Disney assumed full operational control. We also acquired our proportionate share of the approximate 10% interest in Hulu previously held by AT&T Inc. (“AT&T”) for approximately $477 million, increasing our ownership interest to approximately 33% from approximately 30%.
Following the Hulu Transaction, future capital calls are limited to $1.5 billion in the aggregate each year, with any excess funding requirements funded with member loans. We have the right, but not the obligation, to fund our proportionate share of these capital calls, and if we elect not to fund our share of future equity capital calls, our ownership interest will be diluted, subject to an ownership floor of 21%. The Hulu Transaction agreements include put and call provisions regarding our ownership interest in Hulu, pursuant to which, as early as January 2024, we can require Disney to buy, and Disney can require us to sell our interest, in either case, for fair value at that future time subject to a minimum equity value of $27.5 billion for 100% of the equity of Hulu. The minimum total equity value and ownership floor guarantee minimum proceeds of approximately $5.8 billion upon exercise of the put or call.
In connection with the Hulu Transaction, we agreed to extend certain Hulu licenses of NBCUniversal content until late 2024. We can terminate most of our content license agreements with Hulu in three years’ time, and in one year’s time we have the right to exhibit certain content that we currently license exclusively to Hulu on our platforms in return for reducing the license fee payable by Hulu.

Comcast Corporation

We account for our investment using the equity method. For the three and six months ended June 30, 2019, we recognized losses of $109 million and $250 million, respectively, in equity in net income (losses) of investees, net. For the three and six months ended June 30, 2018, we recognized losses of $107 million and $238 million, respectively. For the six months ended June 30, 2019 and 2018, we made cash capital contributions totaling $903 million, inclusive of the funding for the acquisition of the AT&T interest, and $227 million, respectively. As of June 30, 2019 and December 31, 2018, our investment was $857 million and $248 million, respectively.
In August 2016, Time Warner Inc., which was acquired by AT&T in 2018, acquired a 10% interest in Hulu, diluting our interest at that time from approximately 33% to approximately 30%. Given the contingent nature of the put and call options related to that interest, we recorded a deferred gain as a result of the dilution. In the first quarter of 2019, the put and call options expired unexercised and we recognized the previously deferred gain of $159 million in other income (loss), net.
The Weather Channel
In March 2018, we sold our investment in The Weather Channel cable network and recognized a pretax gain of $64 million in other income (loss), net.
Marketable Equity Securities
Snap
For the three and six months ended June 30, 2019, we recognized unrealized gains of $96 million and $258 million, respectively, in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap. For the three and six months ended June 30, 2018, we recognized unrealized losses of $82 million and $45 million, respectively, related to our investment in Snap. As of June 30, 2019 and December 31, 2018, our investment in Snap was $420 million and $162 million, respectively.
Other Investments
AirTouch
We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of both June 30, 2019 and December 31, 2018, our investment in AirTouch was $1.6 billion. We account for our investment in AirTouch as a held to maturity investment using the cost method. As of June 30, 2019, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Restricted share units	$167	$102	$294	$185
Stock options	72	61	119	105
Employee stock purchase plans	6	5	15	17
Total	$245	$168	$428	$307

As of June 30, 2019, we had unrecognized pretax compensation expense of $1.4 billion and $594 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation

Cash Payments for Interest and Income Taxes

	Six Months Ended June 30
(in millions)	2019	2018
Interest	$2,111	$1,354
Income taxes	$1,634	$623

Noncash Activities
During the six months ended June 30, 2019:

•	we acquired $1.6 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $955 million for a quarterly cash dividend of $0.21 per common share to be paid in July 2019
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$3,919	$3,814
Restricted cash included in other current assets	79	46
Restricted cash included in other noncurrent assets, net	21	49
Cash, cash equivalents and restricted cash, end of period	$4,019	$3,909

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2019	June 30, 2018
Unrealized gains (losses) on marketable securities	$5	$—
Deferred gains (losses) on cash flow hedges	132	26
Unrecognized gains (losses) on employee benefit obligations	309	302
Cumulative translation adjustments	(508)	133
Accumulated other comprehensive income (loss), net of deferred taxes	$(62)	$461

Note 11: Commitments and Contingencies
Leases
Our leases consist primarily of real estate, vehicles and other equipment. We determine if an arrangement is a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. We generally utilize our incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments. The lease asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Lease assets and liabilities are not recorded for leases with an initial term of one year or less. Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three and six months ended June 30, 2019 were $264 million and $538 million, respectively. These amounts do not include lease costs associated with production activities or other amounts capitalized in our condensed consolidated balance sheet, which are not material.

Comcast Corporation

The table below summarizes the operating lease assets and liabilities recorded in our condensed consolidated balance sheet.
Condensed Consolidated Balance Sheet

(in millions)	June 30, 2019
Other noncurrent assets, net	$4,063
Accrued expenses and other current liabilities	$685
Other noncurrent liabilities	$3,976

The table below summarizes our future minimum rental commitments for operating leases as of June 30, 2019 applying the new accounting guidance.

(in millions)	June 30, 2019
Remaining six months of 2019	$431
2020	856
2021	743
2022	609
2023	514
Thereafter	2,591
Total future minimum lease payments	5,744
Less: imputed interest	1,083
Total liability	$4,661

The weighted average remaining lease term for operating leases and the weighted average discount rate used to calculate our operating lease liabilities as of June 30, 2019 were 10 years and 3.85%, respectively.
For the six months ended June 30, 2019, cash payments for operating leases recorded in the condensed consolidated balance sheet were $446 million. Leases that have not yet commenced and lease assets and liabilities associated with leases entered into during the period were not material.
The tables below summarize our future minimum rental commitments for operating leases as of December 31, 2018 and rent expense for operating leases for the three and six months ended June 30, 2018 using the accounting guidance in effect at that time. These amounts have been updated to include $804 million of future cash payments related to additional contracts determined to be operating leases in connection with the Sky transaction.

(in millions)		December 31, 2018
2019		$891
2020		$824
2021		$722
2022		$592
2023		$513
Thereafter		$2,608

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Rental expense	$184	$370

Redeemable Subsidiary Preferred Stock
As of June 30, 2019, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $744 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Comcast Corporation

Contingencies
We are a defendant in several lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases, other industry participants are also defendants, and also in certain of these cases, we expect that any potential liability would be in part or in whole the responsibility of our equipment and technology vendors under applicable contractual indemnification provisions. In addition, we are subject to other legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such actions is not expected to materially affect our results of operations, cash flows or financial position, any litigation resulting from any such legal proceedings or claims could be time-consuming and injure our reputation.
Note 12: Condensed Consolidating Financial Information
Comcast (“Comcast Parent”), Comcast Cable Communications, LLC (“CCCL Parent”) and NBCUniversal (“NBCUniversal Media Parent”) have fully and unconditionally guaranteed each other’s debt. See Note 5 for additional information on the cross-guarantee structure.
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$26,858	$—	$26,858
Management fee revenue	309	—	303	—	—	(612)	—
Total revenue	309	—	303	—	26,858	(612)	26,858
Costs and Expenses:
Programming and production	—	—	—	—	8,255	—	8,255
Other operating and administrative	178	—	303	225	7,992	(612)	8,086
Advertising, marketing and promotion	—	—	—	—	1,885	—	1,885
Depreciation	16	—	—	—	2,181	—	2,197
Amortization	2	—	—	—	1,077	—	1,079
Total costs and expenses	196	—	303	225	21,390	(612)	21,502
Operating income (loss)	113	—	—	(225)	5,468	—	5,356
Interest expense	(877)	(3)	(47)	(117)	(93)	—	(1,137)
Investment and other income (loss), net	3,692	3,730	3,376	1,918	1,659	(14,430)	(55)
Income (loss) before income taxes	2,928	3,727	3,329	1,576	7,034	(14,430)	4,164
Income tax (expense) benefit	197	(1)	10	(5)	(1,162)	—	(961)
Net income (loss)	3,125	3,726	3,339	1,571	5,872	(14,430)	3,203
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	78	—	78
Net income (loss) attributable to Comcast Corporation	$3,125	$3,726	$3,339	$1,571	$5,794	$(14,430)	$3,125
Comprehensive income (loss) attributable to Comcast Corporation	$2,641	$3,756	$3,342	$1,644	$5,300	$(14,042)	$2,641

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$21,735	$—	$21,735
Management fee revenue	298	—	293	—	—	(591)	—
Total revenue	298	—	293	—	21,735	(591)	21,735
Costs and Expenses:
Programming and production	—	—	—	—	6,300	—	6,300
Other operating and administrative	190	—	293	224	6,249	(591)	6,365
Advertising, marketing and promotion	—	—	—	—	1,653	—	1,653
Depreciation	11	—	—	—	2,010	—	2,021
Amortization	2	—	—	—	580	—	582
Other operating gains	—	—	—	—	(200)	—	(200)
Total costs and expenses	203	—	293	224	16,592	(591)	16,721
Operating income (loss)	95	—	—	(224)	5,143	—	5,014
Interest expense	(578)	(3)	(48)	(113)	(64)	—	(806)
Investment and other income (loss), net	3,597	3,580	2,999	1,589	1,324	(13,012)	77
Income (loss) before income taxes	3,114	3,577	2,951	1,252	6,403	(13,012)	4,285
Income tax (expense) benefit	102	1	10	(5)	(1,185)	—	(1,077)
Net income (loss)	3,216	3,578	2,961	1,247	5,218	(13,012)	3,208
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(8)	—	(8)
Net income (loss) attributable to Comcast Corporation	$3,216	$3,578	$2,961	$1,247	$5,226	$(13,012)	$3,216
Comprehensive income (loss) attributable to Comcast Corporation	$3,069	$3,527	$2,960	$1,069	$4,903	$(12,459)	$3,069

Comcast Corporation

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$53,717	$—	$53,717
Management fee revenue	614	—	602	—	—	(1,216)	—
Total revenue	614	—	602	—	53,717	(1,216)	53,717
Costs and Expenses:
Programming and production	—	—	—	—	16,824	—	16,824
Other operating and administrative	366	—	602	496	15,738	(1,216)	15,986
Advertising, marketing and promotion	—	—	—	—	3,773	—	3,773
Depreciation	30	—	—	—	4,407	—	4,437
Amortization	3	—	—	—	2,156	—	2,159
Total costs and expenses	399	—	602	496	42,898	(1,216)	43,179
Operating income (loss)	215	—	—	(496)	10,819	—	10,538
Interest expense	(1,773)	(6)	(96)	(237)	(175)	—	(2,287)
Investment and other income (loss), net	7,907	7,873	6,690	4,099	3,897	(29,845)	621
Income (loss) before income taxes	6,349	7,867	6,594	3,366	14,541	(29,845)	8,872
Income tax (expense) benefit	329	(7)	20	(11)	(2,368)	—	(2,037)
Net income (loss)	6,678	7,860	6,614	3,355	12,173	(29,845)	6,835
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	157	—	157
Net income (loss) attributable to Comcast Corporation	$6,678	$7,860	$6,614	$3,355	$12,016	$(29,845)	$6,678
Comprehensive income (loss) attributable to Comcast Corporation	$6,984	$7,878	$6,617	$3,396	$12,460	$(30,351)	$6,984

Comcast Corporation

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$44,526	$—	$44,526
Management fee revenue	590	—	579	—	—	(1,169)	—
Total revenue	590	—	579	—	44,526	(1,169)	44,526
Costs and Expenses:
Programming and production	—	—	—	—	13,729	—	13,729
Other operating and administrative	418	—	579	542	12,509	(1,169)	12,879
Advertising, marketing and promotion	—	—	—	—	3,257	—	3,257
Depreciation	22	—	—	—	4,010	—	4,032
Amortization	3	—	—	—	1,167	—	1,170
Other operating gains	—	—	—	—	(200)	—	(200)
Total costs and expenses	443	—	579	542	34,472	(1,169)	34,867
Operating income (loss)	147	—	—	(542)	10,054	—	9,659
Interest expense	(1,139)	(6)	(95)	(219)	(124)	—	(1,583)
Investment and other income (loss), net	7,117	6,899	5,825	3,531	2,912	(26,081)	203
Income (loss) before income taxes	6,125	6,893	5,730	2,770	12,842	(26,081)	8,279
Income tax (expense) benefit	209	1	19	(10)	(2,114)	—	(1,895)
Net income (loss)	6,334	6,894	5,749	2,760	10,728	(26,081)	6,384
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	50	—	50
Net income (loss) attributable to Comcast Corporation	$6,334	$6,894	$5,749	$2,760	$10,678	$(26,081)	$6,334
Comprehensive income (loss) attributable to Comcast Corporation	$6,340	$6,896	$5,749	$2,765	$10,694	$(26,104)	$6,340

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,375)	$186	$(80)	$(640)	$16,180	$—	$14,271
Investing Activities:
Net transactions with affiliates	5,616	(186)	80	597	(6,107)	—	—
Capital expenditures	(9)	—	—	—	(4,346)	—	(4,355)
Cash paid for intangible assets	(2)	—	—	—	(1,076)	—	(1,078)
Acquisitions and construction of real estate properties	(32)	—	—	—	(4)	—	(36)
Construction of Universal Beijing Resort	—	—	—	—	(450)	—	(450)
Acquisitions, net of cash acquired	—	—	—	—	(114)	—	(114)
Proceeds from sales of businesses and investments	—	—	—	—	150	—	150
Purchases of investments	(18)	—	—	(63)	(1,524)	—	(1,605)
Other	—	—	—	—	74	—	74
Net cash provided by (used in) investing activities	5,555	(186)	80	534	(13,397)	—	(7,414)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	487	—	—	—	(1,288)	—	(801)
Proceeds from borrowings	—	—	—	—	363	—	363
Repurchases and repayments of debt	(2,507)	—	—	(7)	(1,642)	—	(4,156)
Repurchases of common stock under repurchase program and employee plans	(350)	—	—	—	—	—	(350)
Dividends paid	(1,823)	—	—	—	—	—	(1,823)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(155)	—	(155)
Other	13	—	—	—	177	—	190
Net cash provided by (used in) financing activities	(4,180)	—	—	(7)	(2,545)	—	(6,732)
Impact of foreign currency on cash, cash equivalents and restricted cash	—	—	—	—	(15)	—	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(113)	223	—	110
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	416	3,493	—	3,909
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$303	$3,716	$—	$4,019

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(491)	$6	$(78)	$(796)	$13,896	$—	$12,537
Investing Activities:
Net transactions with affiliates	4,096	(455)	78	571	(4,290)	—	—
Capital expenditures	(10)	—	—	—	(4,213)	—	(4,223)
Cash paid for intangible assets	(2)	—	—	—	(928)	—	(930)
Acquisitions and construction of real estate properties	(76)	—	—	—	(28)	—	(104)
Construction of Universal Beijing Resort	—	—	—	—	(116)	—	(116)
Acquisitions, net of cash acquired	—	—	—	—	(88)	—	(88)
Proceeds from sales of investments	—	—	—	67	46	—	113
Purchases of investments	(28)	—	—	(30)	(480)	—	(538)
Other	—	449	—	—	131	—	580
Net cash provided by (used in) investing activities	3,980	(6)	78	608	(9,966)	—	(5,306)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(902)	—	—	—	925	—	23
Proceeds from borrowings	3,973	—	—	—	306	—	4,279
Repurchases and repayments of debt	(1,900)	—	—	(3)	(2,444)	—	(4,347)
Repurchases of common stock under repurchase program and employee plans	(2,998)	—	—	—	—	—	(2,998)
Dividends paid	(1,616)	—	—	—	—	—	(1,616)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(140)	—	(140)
Other	(46)	—	—	—	(115)	—	(161)
Net cash provided by (used in) financing activities	(3,489)	—	—	(3)	(1,468)	—	(4,960)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(191)	2,462	—	2,271
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	496	3,075	—	3,571
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$305	$5,537	$—	$5,842

Comcast Corporation

Condensed Consolidating Balance Sheet
June 30, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$303	$3,616	$—	$3,919
Receivables, net	—	—	—	—	10,835	—	10,835
Programming rights	—	—	—	—	1,947	—	1,947
Other current assets	115	22	—	22	4,501	—	4,660
Total current assets	115	22	—	325	20,899	—	21,361
Film and television costs	—	—	—	—	8,553	—	8,553
Investments	281	12	148	898	7,099	—	8,438
Investments in and amounts due from subsidiaries eliminated upon consolidation	160,659	147,775	130,444	56,265	98,426	(593,569)	—
Property and equipment, net	668	—	—	—	45,379	—	46,047
Franchise rights	—	—	—	—	59,365	—	59,365
Goodwill	—	—	—	—	67,945	—	67,945
Other intangible assets, net	10	—	—	—	36,066	—	36,076
Other noncurrent assets, net	1,038	163	—	101	7,935	(467)	8,770
Total assets	$162,771	$147,972	$130,592	$57,589	$351,667	$(594,036)	$256,555
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$10,014	$—	$10,014
Accrued participations and residuals	—	—	—	—	1,683	—	1,683
Deferred revenue	—	—	—	—	2,642	—	2,642
Accrued expenses and other current liabilities	2,403	244	356	388	6,913	—	10,304
Current portion of long-term debt	2,587	—	—	2,011	1,767	—	6,365
Total current liabilities	4,990	244	356	2,399	23,019	—	31,008
Long-term debt, less current portion	77,782	152	2,100	5,751	15,463	—	101,248
Deferred income taxes	—	334	—	68	28,206	(612)	27,996
Other noncurrent liabilities	3,149	—	—	1,547	12,303	145	17,144
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,329	—	1,329
Equity:
Common stock	54	—	—	—	—	—	54
Other shareholders’ equity	76,796	147,242	128,136	47,824	270,367	(593,569)	76,796
Total Comcast Corporation shareholders’ equity	76,850	147,242	128,136	47,824	270,367	(593,569)	76,850
Noncontrolling interests	—	—	—	—	980	—	980
Total equity	76,850	147,242	128,136	47,824	271,347	(593,569)	77,830
Total liabilities and equity	$162,771	$147,972	$130,592	$57,589	$351,667	$(594,036)	$256,555

Comcast Corporation

Condensed Consolidating Balance Sheet
December 31, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$416	$3,398	$—	$3,814
Receivables, net	—	—	—	—	11,104	—	11,104
Programming rights	—	—	—	—	3,746	—	3,746
Other current assets	66	20	—	28	3,070	—	3,184
Total current assets	66	20	—	444	21,318	—	21,848
Film and television costs	—	—	—	—	7,837	—	7,837
Investments	270	11	143	790	6,669	—	7,883
Investments in and amounts due from subsidiaries eliminated upon consolidation	157,264	147,028	130,214	53,853	97,872	(586,231)	—
Property and equipment, net	670	—	—	—	43,767	—	44,437
Franchise rights	—	—	—	—	59,365	—	59,365
Goodwill	—	—	—	—	66,154	—	66,154
Other intangible assets, net	11	—	—	—	38,347	—	38,358
Other noncurrent assets, net	1,057	208	—	85	4,910	(458)	5,802
Total assets	$159,338	$147,267	$130,357	$55,172	$346,239	$(586,689)	$251,684
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$2	$—	$—	$—	$8,492	$—	$8,494
Accrued participations and residuals	—	—	—	—	1,808	—	1,808
Deferred revenue	—	—	—	—	2,182	—	2,182
Accrued expenses and other current liabilities	2,357	150	360	282	7,572	—	10,721
Current portion of long-term debt	699	—	—	4	3,695	—	4,398
Total current liabilities	3,058	150	360	286	23,749	—	27,603
Long-term debt, less current portion	81,661	146	2,100	7,748	15,690	—	107,345
Deferred income taxes	—	314	—	65	27,734	(524)	27,589
Other noncurrent liabilities	3,006	—	—	1,201	11,056	66	15,329
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,316	—	1,316
Equity:
Common stock	54	—	—	—	—	—	54
Other shareholders’ equity	71,559	146,657	127,897	45,872	265,805	(586,231)	71,559
Total Comcast Corporation shareholders’ equity	71,613	146,657	127,897	45,872	265,805	(586,231)	71,613
Noncontrolling interests	—	—	—	—	889	—	889
Total equity	71,613	146,657	127,897	45,872	266,694	(586,231)	72,502
Total liabilities and equity	$159,338	$147,267	$130,357	$55,172	$346,239	$(586,689)	$251,684

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
On October 9, 2018, in connection with our offer to acquire the share capital of Sky, we acquired a controlling interest in Sky through a series of purchases of Sky shares at our offer price of £17.28 per share. In the fourth quarter of 2018, we acquired the remaining Sky shares and now own 100% of Sky’s equity interests. Total cash consideration was £30.2 billion (approximately $39.4 billion using the exchange rates on the purchase dates). We financed the acquisition through a combination of new fixed and floating rate notes, issuance of term loans and cash on hand.
Cable Communications Segment
Comcast Cable is one of the nation’s largest providers of high-speed internet, video, voice, wireless, and security and automation services (“cable services”) to residential customers under the Xfinity brand; we also provide these and other services to business customers and sell advertising. As of June 30, 2019, our cable systems had 30.9 million total customer relationships, including 28.5 million residential and 2.4 million business customer relationships, and passed approximately 58 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers that subscribe to our cable services, which we market individually and as bundled services, and from the sale of advertising.
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
Sky Segment
Our Sky segment consists of the operations of Sky, one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, high-speed internet, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks. As of June 30, 2019, Sky had 24.0 million retail customer relationships.
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
Seasonality and Cyclicality
Each of our businesses is subject to seasonal and cyclical variations. In our Cable Communications segment, our results are impacted by the seasonal nature of residential customers receiving our cable services in college and vacation markets. This generally results in fewer net customer relationship additions in the second quarter of each year. In our Sky segment, our results are impacted by the seasonal nature of residential customers receiving direct-to-home (“DTH”) and over the top (“OTT”) video services, including the start of the new soccer seasons and the Christmas holiday. This generally results in greater net customer relationship additions and higher subscriber acquisition costs in the fourth quarter of each year due to higher marketing expenses.
Revenue in our Cable Communications, Cable Networks, Broadcast Television and Sky segments is subject to cyclical advertising patterns and changes in viewership levels. Advertising revenue in the U.S. is generally higher in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. Advertising revenue in the U.S. is also cyclical, with a benefit in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired, which typically results in higher advertising revenue in the second and fourth quarters of each year. The results of Sky’s advertising business are subject to cyclical advertising patterns and changes in viewership levels. This includes seasonally higher audience levels in winter months and increased competition during major sporting events where public service broadcasters lease the rights, such as the Olympic Games and the FIFA World Cup™ . The results for Sky’s content business are also subject to fluctuations as a result of changes in timing, nature and quantity of original programming distributed to other markets.
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
Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018		2019	2018
Revenue	$26,858	$21,735	23.6%	$53,717	$44,526	20.6%
Costs and Expenses:
Programming and production	8,255	6,300	31.0	16,824	13,729	22.5
Other operating and administrative	8,086	6,365	27.1	15,986	12,879	24.1
Advertising, marketing and promotion	1,885	1,653	14.0	3,773	3,257	15.8
Depreciation	2,197	2,021	8.7	4,437	4,032	10.0
Amortization	1,079	582	85.3	2,159	1,170	84.7
Other operating gains	—	(200)	NM	—	(200)	NM
Operating income	5,356	5,014	6.8	10,538	9,659	9.1
Interest expense	(1,137)	(806)	41.0	(2,287)	(1,583)	44.5
Investment and other income (loss), net	(55)	77	(174.5)	621	203	NM
Income before income taxes	4,164	4,285	(2.8)	8,872	8,279	7.2
Income tax expense	(961)	(1,077)	(10.7)	(2,037)	(1,895)	7.5
Net income	3,203	3,208	(0.2)	6,835	6,384	7.1
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	78	(8)	NM	157	50	NM
Net income attributable to Comcast Corporation	$3,125	$3,216	(2.8)%	$6,678	$6,334	5.4%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.69	$0.70	(1.4)%	$1.47	$1.37	7.3%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.68	$0.69	(1.4)%	$1.45	$1.36	6.6%

Adjusted EBITDA(a)	$8,716	$7,417	17.5%	$17,269	$14,661	17.8%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding. Percentage changes that are considered not meaningful are denoted with NM.

(a)
Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 43 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

The comparability of our consolidated results of operations was impacted by the Sky transaction in the fourth quarter of 2018. Sky’s results of operations are included in our condensed consolidated financial statements following the October 9, 2018 acquisition date.
Consolidated Revenue
Our Sky, Cable Communications, Theme Parks and Cable Networks segments accounted for the increase in consolidated revenue for the three months ended June 30, 2019, which was partially offset by a decrease in revenue in our Filmed Entertainment segment.
Our Sky, Cable Communications and Theme Parks segments accounted for the increase in consolidated revenue for the six months ended June 30, 2019, which was partially offset by decreases in revenue in our Broadcast Television, Cable Networks and Filmed Entertainment segments. Consolidated revenue for the six months ended June 30, 2018 included revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl in February 2018.
Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our business development initiatives and other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Costs and Expenses
Our Sky, Cable Communications, Theme Parks and Cable Networks segments accounted for the increase in consolidated operating costs and expenses for the three months ended June 30, 2019, which was partially offset by decreases in operating costs and expenses in our Filmed Entertainment and Broadcast Television segments.
Our Sky, Cable Communications and Theme Parks segments accounted for the increase in consolidated operating costs and expenses for the six months ended June 30, 2019, which was partially offset by decreases in operating costs and expenses in our Broadcast Television, Filmed Entertainment and Cable Networks segments.
Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018		2019	2018
Cable Communications	$2,036	$2,023	0.7%	$4,071	$4,084	(0.3)%
NBCUniversal	527	553	(4.8)	1,042	1,063	(2.0)
Sky	673	—	NM	1,414	—	NM
Corporate and Other	40	27	47.5	69	55	29.8
Total	$3,276	$2,603	25.9%	$6,596	$5,202	26.8%
Consolidated depreciation and amortization expense increased for the three and six months ended June 30, 2019 primarily due to depreciation and amortization expense related to Sky. During the first quarter of 2019, we recorded adjustments to the purchase price allocation of Sky, primarily related to intangible assets and property and equipment. This change resulted in an adjustment recorded in the first quarter of 2019 related to the fourth quarter of 2018 that increased depreciation and amortization expense by $53 million.
Amortization expense from acquisition-related intangible assets, such as customer relationships, totaled $499 million and $1 billion for the three and six months ended June 30, 2019, respectively. Amortization expense from acquisition-related intangible assets, such as customer relationships, totaled $236 million and $441 million for the three and six months ended June 30, 2018, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011 (see Note 6 to Comcast’s condensed consolidated financial statements for additional information on the Sky transaction).
Consolidated Other Operating Gains
Consolidated other operating gains for both the three and six months ended June 30, 2018 included $200 million related to the sale of a controlling interest in our arena management-related businesses in Corporate and Other (see Note 9 to Comcast’s condensed consolidated financial statements).

Consolidated Interest Expense
Consolidated interest expense increased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to increases in our debt outstanding associated with the financing of and debt assumed in connection with the Sky transaction in the fourth quarter of 2018.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Equity in net income (losses) of investees, net	$(202)	$69	$60	$20
Realized and unrealized gains (losses) on equity securities, net	194	(40)	408	(12)
Other income (loss), net	(47)	48	153	195
Total	$(55)	$77	$621	$203
Equity in Net Income (Losses) of Investees, Net
The changes in equity in net income (losses) of investees, net for the three and six months ended June 30, 2019 compared to the same periods in 2018 were primarily related to our equity method investments in Atairos and Hulu. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments. The losses at Hulu were primarily due to programming, advertising and marketing costs, and higher other administrative expenses. The equity in net income (losses) of Atairos and Hulu for the three and six months ended June 30, 2019 and 2018 are presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Atairos	$(106)	$151	$268	$186
Hulu	$(109)	$(107)	$(250)	$(238)
Realized and Unrealized Gains (Losses) on Equity Securities, Net
The realized and unrealized gains (losses) on equity securities, net for the three and six months ended June 30, 2019 were primarily due to unrealized gains of $96 million and $258 million, respectively, related to our investment in Snap.
Other Income (Loss), Net
Other income (loss), net included $56 million of pretax losses due to the impairment of an equity method investment in the second quarter of 2019 and the recognition of the previously deferred gain related to Hulu of $159 million recorded in the first quarter of 2019. Other income (loss), net included a $64 million pretax gain related to the sale of our investment in the Weather Channel cable network in the first quarter of 2018. See Note 9 to Comcast’s condensed consolidated financial statements and Note 8 to NBCUniversal’s condensed consolidated financial statements for further information.
Consolidated Income Tax Expense
Income tax expense for the three and six months ended June 30, 2019 and 2018 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to lower taxable income from operations. The increase in income tax expense for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to higher taxable income from operations. We also recognized an income tax benefit of $128 million during the first quarter of 2018 related to the enactment of federal tax legislation in 2018.
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
Cable Communications Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Residential:
High-speed internet	$4,663	$4,262	$401	9.4%
Video	5,594	5,628	(34)	(0.6)
Voice	982	994	(12)	(1.1)
Wireless	244	202	42	21.0
Business services	1,933	1,761	172	9.8
Advertising	607	666	(59)	(8.7)
Other	427	399	28	6.0
Total revenue	14,450	13,912	538	3.9
Operating costs and expenses
Programming	3,372	3,312	60	1.8
Technical and product support	1,898	1,842	56	3.1
Customer service	624	636	(12)	(1.9)
Advertising, marketing and promotion	1,004	981	23	2.4
Franchise and other regulatory fees	390	393	(3)	(1.0)
Other	1,308	1,299	9	0.7
Total operating costs and expenses	8,596	8,463	133	1.6
Adjusted EBITDA	$5,854	$5,449	$405	7.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Residential:
High-speed internet	$9,240	$8,419	$821	9.8%
Video	11,222	11,287	(65)	(0.6)
Voice	1,972	2,000	(28)	(1.4)
Wireless	469	387	82	21.2
Business services	3,824	3,487	337	9.7
Advertising	1,163	1,248	(85)	(6.8)
Other	840	787	53	6.5
Total revenue	28,730	27,615	1,115	4.0
Operating costs and expenses
Programming	6,791	6,638	153	2.3
Technical and product support	3,778	3,698	80	2.2
Customer service	1,249	1,276	(27)	(2.1)
Advertising, marketing and promotion	1,976	1,959	17	0.9
Franchise and other regulatory fees	781	795	(14)	(1.8)
Other	2,573	2,583	(10)	(0.4)
Total operating costs and expenses	17,148	16,949	199	1.2
Adjusted EBITDA	$11,582	$10,666	$916	8.6%

Customer Metrics

			Net Additions
	June 30		Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2019	2018	2019	2018	2019	2018
Customer relationships
Residential customer relationships	28,508	27,600	123	163	399	415
Business services customer relationships	2,356	2,244	29	36	53	65
Total customer relationships	30,864	29,843	152	199	453	480
Residential customer relationships mix
One product customers	9,526	8,594	231	204	512	420
Two product customers	8,952	8,980	(57)	(80)	(40)	(38)
Three or more product customers	10,030	10,026	(50)	39	(72)	33
High-speed internet
Residential customers	25,631	24,440	182	226	534	577
Business services customers	2,176	2,069	28	34	51	63
Total high-speed internet customers	27,807	26,509	209	260	584	640
Video
Residential customers	20,642	21,074	(209)	(136)	(317)	(229)
Business services customers	999	1,047	(15)	(4)	(28)	(6)
Total video customers	21,641	22,121	(224)	(140)	(345)	(236)
Voice
Residential customers	10,008	10,213	(82)	(32)	(145)	(103)
Business services customers	1,324	1,269	17	17	27	33
Total voice customers	11,331	11,482	(65)	(16)	(118)	(69)
Security and automation
Security and automation customers	1,356	1,236	23	60	40	105
Wireless
Wireless lines	1,586	781	181	204	351	399
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our cable services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional cable services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) advanced services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is counted as a single customer. In 2017, we began to offer prepaid services that allow customers to prepay for at least 30 days of service. Residential high-speed internet and video customers as of June 30, 2019 included prepaid customers totaling approximately 174,000 and 6,000, respectively. Wireless lines represent the number of activated eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines.
Average monthly total revenue per customer relationship for the three and six months ended June 30, 2019 was $156.44 and $156.29, respectively. Average monthly total revenue per customer relationship for the three and six months ended June 30, 2018 was $155.91 and $155.47, respectively. This metric is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our high-speed internet, video, voice and wireless services is also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship.
Average monthly Adjusted EBITDA per customer relationship for the three and six months ended June 30, 2019 was $63.38 and $63.01, respectively. Average monthly Adjusted EBITDA per customer relationship for the three and six months ended June 30, 2018 was $61.07 and $60.05, respectively. Each of our cable services has a different contribution to operating margin. We use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across our service offerings. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses, including residential high-speed internet and business services.

Cable Communications Segment – Revenue
High-Speed Internet
High-speed internet revenue increased 9.4% and 9.8% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Increases in the number of residential customers receiving our high-speed internet services accounted for increases in revenue of 5.0% for both the three and six months ended June 30, 2019. The remaining increases in revenue for the three and six months ended June 30, 2019 were primarily due to increases in average high-speed internet rates.
Video
Video revenue was flat for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to declines in the number of residential video customers, partially offset by increases in average video rates.
We have experienced, and expect that we will continue to experience, declines in the number of residential video customers due to competitive pressures, and we expect that our video revenue will continue to decline as a result of the competitive environment and shifting video consumption patterns. We believe our X1 platform helps us compete more effectively against this competition, and have also continued to employ sales and marketing programs, such as promotions, bundled service offerings and service offerings targeted at specific market segments.
Voice
Voice revenue decreased 1.1% and 1.4% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to declines in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Wireless revenue increased 21.0% and 21.2% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to increases in the number of customer lines. Although customer lines increased, the number of wireless handsets sold declined in both periods due to the number of customers electing to bring their own device.
Business Services
Business services revenue increased 9.8% and 9.7% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to increases in the number of customers receiving our small and medium-sized business services offerings and increases in average rates.
We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing. We expect that the contribution to our growth rate from medium-sized and enterprise customers will increase relative to that of our small-business customers as small business services matures.
Advertising
Advertising revenue decreased 8.7% and 6.8% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to decreases in political advertising revenue. Excluding the impact of political advertising revenue, advertising revenue decreased 2.5% and 2.2% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.
For both the three and six months ended June 30, 2019, 4% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. For both the three and six months ended June 30, 2018, 4% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Other revenue increased 6.0% and 6.5% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to increases in revenue from our security and automation services. Additionally, for the six months ended June 30, 2019, the remaining increase in revenue was due to an increase in revenue from the licensing of our technology platforms to other multichannel video providers.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses increased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to increases in programming license fees, including sports programming costs and retransmission consent fees. We anticipate that our programming expenses will continue to increase, which may be at rates higher than those experienced recently, due to the timing of contract renewals in the future.

Technical and product support expenses increased for the three and six months ended June 30, 2019 compared to the same periods in 2018. The increases were primarily due to expenses related to the continued development, deployment and support of our products and services and expenses related to the continued growth in business services, partially offset by a decrease in costs associated with our wireless phone service. This decrease reflects the decline in the number of handsets sold due to customers electing to bring their own device, partially offset by increases in variable network fees as a result of the increase in customer lines.
Customer service expenses decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to lower personnel costs as a result of reduced call volumes.
Advertising, marketing and promotion expenses increased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to an increase in spending associated with attracting new customers. Advertising, marketing and promotion expenses were relatively flat for the six months ended June 30, 2019 compared to the same period in 2018, reflecting the absence of advertising expenses associated with the 2018 PyeongChang Olympics, offset by an increase in spending associated with attracting new customers.
Franchise and other regulatory fees decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to decreases in the revenue to which the fees apply.
Other operating costs and expenses were relatively flat for the three and six months ended June 30, 2019 compared to the same periods in 2018.
Cable Communications Segment – Operating Margin
Our Cable Communications segment operating margin is Adjusted EBITDA as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers, which increased 1.8% and 2.3% for the three and six months ended June 30, 2019, respectively.
Our Cable Communications segment operating margin for the three and six months ended June 30, 2019 was 40.5% and 40.3%, respectively. Our Cable Communications segment operating margin for the three and six months ended June 30, 2018 was 39.2% and 38.6%, respectively. We continue to focus on growing our higher-margin businesses, particularly residential high-speed internet and business services, and on improving losses related to our wireless phone service and overall operating cost management. Losses from our wireless phone service were $88 million and $191 million for the three and six months ended June 30, 2019, respectively, compared to losses of $185 million and $374 million for the three and six months ended June 30, 2018, respectively.
NBCUniversal Segments Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Cable Networks	$2,947	$2,874	$73	2.5%
Broadcast Television	2,402	2,391	11	0.5
Filmed Entertainment	1,457	1,710	(253)	(14.8)
Theme Parks	1,464	1,361	103	7.5
Headquarters, other and eliminations	(64)	(63)	(1)	NM
Total revenue	$8,206	$8,273	$(67)	(0.8)%
Adjusted EBITDA
Cable Networks	$1,201	$1,176	$25	2.2%
Broadcast Television	534	417	117	28.3
Filmed Entertainment	183	138	45	33.0
Theme Parks	590	569	21	3.8
Headquarters, other and eliminations	(184)	(150)	(34)	NM
Total Adjusted EBITDA	$2,324	$2,150	$174	8.1%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Cable Networks	$5,815	$6,031	$(216)	(3.6)%
Broadcast Television	4,869	5,888	(1,019)	(17.3)
Filmed Entertainment	3,225	3,357	(132)	(3.9)
Theme Parks	2,740	2,642	98	3.7
Headquarters, other and eliminations	(130)	(148)	18	NM
Total revenue	$16,519	$17,770	$(1,251)	(7.0)%
Adjusted EBITDA
Cable Networks	$2,463	$2,430	$33	1.4%
Broadcast Television	921	924	(3)	(0.3)
Filmed Entertainment	547	341	206	60.3
Theme Parks	1,088	1,064	24	2.2
Headquarters, other and eliminations	(358)	(338)	(20)	NM
Total Adjusted EBITDA	$4,661	$4,421	$240	5.4%
Percentage changes that are considered not meaningful are denoted with NM.
Cable Networks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Distribution	$1,707	$1,650	$57	3.4%
Advertising	931	929	2	0.1
Content licensing and other	309	295	14	5.1
Total revenue	2,947	2,874	73	2.5
Operating costs and expenses
Programming and production	1,274	1,215	59	4.9
Other operating and administrative	370	369	1	(0.1)
Advertising, marketing and promotion	102	114	(12)	(10.5)
Total operating costs and expenses	1,746	1,698	48	2.8
Adjusted EBITDA	$1,201	$1,176	$25	2.2%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Distribution	$3,442	$3,511	$(69)	(2.0)%
Advertising	1,783	1,906	(123)	(6.5)
Content licensing and other	590	614	(24)	(3.8)
Total revenue	5,815	6,031	(216)	(3.6)
Operating costs and expenses
Programming and production	2,417	2,640	(223)	(8.4)
Other operating and administrative	729	726	3	0.3
Advertising, marketing and promotion	206	235	(29)	(12.3)
Total operating costs and expenses	3,352	3,601	(249)	(6.9)
Adjusted EBITDA	$2,463	$2,430	$33	1.4%

Cable Networks Segment – Revenue
Cable Networks revenue increased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to increases in distribution revenue and content licensing and other revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals, which were partially offset by increased declines in the number of subscribers at our cable networks. Content licensing and other revenue increased primarily due to the timing of content provided under our licensing agreements. Advertising revenue was flat compared to the same period in 2018, reflecting higher rates, offset by audience ratings declines.
Cable Networks revenue decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to decreases in advertising revenue and distribution revenue resulting from our broadcast of the 2018 PyeongChang Olympics. Excluding $378 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, Cable Networks revenue increased 2.9% for the six months ended June 30, 2019 compared to the same period in 2018.

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Advertising	$931	$929	0.1%	$1,783	$1,906	(6.5)%
Advertising, excluding 2018 PyeongChang Olympics	931	929	0.1	1,783	1,764	1.0
Advertising revenue decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to our broadcast of the 2018 PyeongChang Olympics. Excluding $142 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, advertising revenue increased due to higher prices for advertising units sold, partially offset by declines in audience ratings at our networks.

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Distribution	$1,707	$1,650	3.4%	$3,442	$3,511	(2.0)%
Distribution, excluding 2018 PyeongChang Olympics	1,707	1,650	3.4	3,442	3,275	5.1
Distribution revenue decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to our broadcast of the 2018 PyeongChang Olympics. Excluding $236 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, distribution revenue increased primarily due to increases in contractual rates charged under distribution agreements and the timing of contract renewals, partially offset by increased declines in the number of subscribers at our cable networks during the quarter.
For both the three and six months ended June 30, 2019, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. For the three and six months ended June 30, 2018, 14% and 15%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Cable Networks Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to an increase in programming and production costs, which was partially offset by the decrease in advertising, marketing and promotion costs. The increase in programming and production costs was primarily due to increases in sports programming rights. The decrease in advertising, marketing and promotion costs was primarily due to lower spending on marketing related to our cable networks programming.
Operating costs and expenses decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to decreases in programming and production costs and advertising, marketing and promotion costs. The decrease in programming and production costs was primarily due to the absence of costs associated with our broadcast of the 2018 PyeongChang Olympics. The decrease in advertising, marketing and promotion costs was due to lower spending on marketing related to our cable networks programming and our digital properties.

Broadcast Television Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Advertising	$1,329	$1,387	$(58)	(4.2)%
Content licensing	472	481	(9)	(1.7)
Distribution and other	601	523	78	14.7
Total revenue	2,402	2,391	11	0.5
Operating costs and expenses
Programming and production	1,369	1,488	(119)	(8.0)
Other operating and administrative	395	375	20	5.1
Advertising, marketing and promotion	104	111	(7)	(6.6)
Total operating costs and expenses	1,868	1,974	(106)	(5.4)
Adjusted EBITDA	$534	$417	$117	28.3%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Advertising	$2,646	$3,752	$(1,106)	(29.5)%
Content licensing	1,032	1,003	29	2.9
Distribution and other	1,191	1,133	58	5.1
Total revenue	4,869	5,888	(1,019)	(17.3)
Operating costs and expenses
Programming and production	2,946	3,964	(1,018)	(25.7)
Other operating and administrative	777	756	21	2.7
Advertising, marketing and promotion	225	244	(19)	(7.8)
Total operating costs and expenses	3,948	4,964	(1,016)	(20.5)
Adjusted EBITDA	$921	$924	$(3)	(0.3)%
Broadcast Television Segment – Revenue
Broadcast Television revenue increased for the three months ended June 30, 2019 compared to the same period in 2018 due to an increase in distribution and other revenue, which was partially offset by a decrease in advertising revenue and content licensing revenue. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements. The decrease in advertising revenue was primarily due to the absence of revenue associated with Telemundo’s broadcast of the 2018 FIFA World Cup Russia™. Excluding this event, advertising revenue increased, reflecting higher pricing for advertising units sold, partially offset by the impact of continued ratings declines. The decrease in content licensing revenue was primarily due to timing of content provided under our licensing agreements.
Broadcast Television revenue decreased for the six months ended June 30, 2019 compared to the same period in 2018 due to decreases in advertising revenue resulting from our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, which was partially offset by increases in distribution and other revenue and content licensing revenue. Excluding $1.2 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, Broadcast Television revenue increased 3.7% for the six months ended June 30, 2019 compared to the same period in 2018.

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Advertising	$1,329	$1,387	(4.2)%	$2,646	$3,752	(29.5)%
Advertising, excluding 2018 PyeongChang Olympics and Super Bowl	1,329	1,387	(4.2)	2,646	2,671	(0.9)
Advertising revenue decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the absence of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl. Excluding $1.1 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, advertising revenue was flat as the impact of continued declines in audience ratings was offset by higher prices for advertising units sold.

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Distribution and other	$601	$523	14.7%	$1,191	$1,133	5.1%
Distribution and other, excluding 2018 PyeongChang Olympics	601	523	14.7	1,191	1,021	16.6
Distribution and other revenue increased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to increases in fees recognized under our retransmission consent agreements, which was partially offset by the absence of $112 million of revenue resulting from our broadcast of the 2018 PyeongChang Olympics.
Content licensing revenue increased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the timing of content provided under our licensing agreements.
Broadcast Television Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to the decrease in programming and production costs. The decrease in programming and production costs was due to the absence of programming and production costs associated with Telemundo’s broadcast of the 2018 FIFA World Cup Russia™.
Operating costs and expenses decreased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to a decrease in programming and production costs. The decrease in programming and production costs was primarily due to the absence of costs associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, partially offset by higher studio production costs.
Filmed Entertainment Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Theatrical	$252	$540	$(288)	(53.1)%
Content licensing	712	648	64	9.8
Home entertainment	229	225	4	2.1
Other	264	297	(33)	(11.4)
Total revenue	1,457	1,710	(253)	(14.8)
Operating costs and expenses
Programming and production	601	843	(242)	(28.7)
Other operating and administrative	294	301	(7)	(2.7)
Advertising, marketing and promotion	379	428	(49)	(11.3)
Total operating costs and expenses	1,274	1,572	(298)	(19.0)
Adjusted EBITDA	$183	$138	$45	33.0%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Theatrical	$697	$963	$(266)	(27.5)%
Content licensing	1,529	1,381	148	10.7
Home entertainment	496	473	23	4.8
Other	503	540	(37)	(6.7)
Total revenue	3,225	3,357	(132)	(3.9)
Operating costs and expenses
Programming and production	1,334	1,578	(244)	(15.5)
Other operating and administrative	555	602	(47)	(7.6)
Advertising, marketing and promotion	789	836	(47)	(5.6)
Total operating costs and expenses	2,678	3,016	(338)	(11.2)
Adjusted EBITDA	$547	$341	$206	60.3%

Filmed Entertainment Segment – Revenue
Filmed Entertainment revenue decreased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to decreases in theatrical revenue and other revenue, which were partially offset by increases in content licensing revenue. The decrease in theatrical revenue was primarily due to the strong performance of several releases in prior year period, including Jurassic World: Fallen Kingdom, which was partially offset by releases in our 2019 film slate, including The Secret Life of Pets 2 and Us. The decrease in other revenue was primarily due to the absence of revenue associated with the sale of a business in 2018. Content licensing revenue increased primarily due to the timing of when content was made available under licensing agreements.
Film Entertainment revenue decreased for the six months ended June 30, 2019 compared to the same period in 2018 due to decreases in theatrical revenue and other revenue, which were partially offset by increases in content licensing revenue and home entertainment revenue. The decrease in theatrical revenue for the six months ended June 30, 2019 was due to the strong performances of several releases in our 2018 film slate, including Jurassic World: Fallen Kingdom, which were partially offset by releases in our 2019 film slate, including How to Train Your Dragon: The Hidden World, Us and The Secret Life of Pets 2. The decrease in other revenue was primarily due to the absence of revenue associated with the sale of a business in 2018. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements. Home entertainment revenue increased primarily due to higher sales of 2019 releases, including Dr. Seuss’ The Grinch, How to Train Your Dragon: The Hidden World and Glass, which were partially offset by sales of 2018 releases, including Fifty Shades Freed, Pitch Perfect 3 and American Made.
Filmed Entertainment Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended June 30, 2019 compared to the same period in 2018 due to decreases in programming and productions costs and advertising, marketing and promotion costs. The decrease in programming and production costs was due to higher amortization of film production costs in the prior year period. The decrease in advertising, marketing and promotion costs was due to higher spending on the marketing of prior period releases.
Operating costs and expenses decreased for the six months ended June 30, 2019 compared to the same period in 2018 due to decreases in programming and productions costs, other operating and administrative costs, and advertising, marketing and promotion costs. The decrease in programming and production costs was due to higher amortization of film production costs in the prior year period. The decrease in other operating and administrative costs was due to the absence of expenses associated with the sale of a business in 2018 and a reduction in employee-related costs. The decrease in advertising, marketing and promotion costs was due to a higher spending on the marketing of prior period releases.
Theme Parks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$1,464	$1,361	$103	7.5%
Operating costs and expenses	874	792	82	10.2
Adjusted EBITDA	$590	$569	$21	3.8%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$2,740	$2,642	$98	3.7%
Operating costs and expenses	1,652	1,578	74	4.7
Adjusted EBITDA	$1,088	$1,064	$24	2.2%
Theme Parks Segment – Revenue
Theme Parks revenue increased for the three months ended June 30, 2019 compared to the same period in 2018 primarily due to higher attendance, aided by the timing of spring holidays, and increases in guest spending.
Theme Parks revenue increased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to increases in attendance.

Theme Parks Segment – Operating Costs and Expenses
Theme Parks operating costs and expenses increased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to increased employee-related costs and higher marketing costs associated with Hagrid’s Magical Creatures Motorbike AdventureTM in Orlando.
Sky Segment Results of Operations
The discussion below compares Sky’s actual results for the three and six months ended June 30, 2019 to pro forma results for Sky for the three and six months ended June 30, 2018. The pro forma segment information includes adjustments as if the Sky transaction occurred on January 1, 2017. Our pro forma data is also adjusted for the effects of acquisition accounting and eliminating the costs and expenses directly related to the transaction, but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the Sky business since January 1, 2017, nor of our future results.

	Three Months Ended June 30
	Actual	Pro Forma	Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2019	2018	$	%	%
Revenue
Direct-to-consumer	$3,889	$4,049	$(160)	(4.0)%	1.7%
Content	376	311	65	21.0	27.7
Advertising	563	631	(68)	(10.7)	(5.6)
Total revenue	4,828	4,991	(163)	(3.3)	2.4
Operating costs and expenses
Programming and production	2,239	2,222	17	0.8	6.7
Direct network costs	414	400	14	3.3	9.7
Other	1,403	1,689	(286)	(16.9)	(12.1)
Total operating costs and expenses	4,056	4,311	(255)	(5.9)	(0.4)
Adjusted EBITDA	$772	$680	$92	13.4%	19.9%

	Six Months Ended June 30
	Actual	Pro Forma	Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2019	2018	$	%	%
Revenue
Direct-to-consumer	$7,723	$8,181	$(458)	(5.6)%	0.6%
Content	746	597	149	25.1	32.6
Advertising	1,156	1,262	(106)	(8.4)	(2.5)
Total revenue	9,625	10,040	(415)	(4.1)	2.1
Operating costs and expenses
Programming and production	4,540	4,483	57	1.3	8.0
Direct network costs	799	801	(2)	(0.3)	6.2
Other	2,851	3,277	(426)	(13.0)	(7.4)
Total operating costs and expenses	8,190	8,561	(371)	(4.3)	1.9
Adjusted EBITDA	$1,435	$1,479	$(44)	(3.0)%	3.2%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding

(a)
Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 43 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics

			Net Additions
	June 30		Three Months Ended June 30		Six Months Ended June 30
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
(in thousands)	2019	2018	2019	2018	2019	2018
Total customer relationships	24,016	23,010	304	107	416	145
Sky customer relationships represent the number of residential retail customers that subscribe to at least one of Sky’s four primary services of video, high-speed internet, voice and wireless phone service. Commercial retail customers include hotels, bars, workplaces and restaurants with an active subscription for the purpose of providing Sky services to third party customers. We report commercial customers based on the number of commercial agreements per venue in the U.K., a residential equivalent unit based upon the multiple of residential customer revenue in Italy and the number of active venues (bars and restaurants) or rooms (hotels and clinics) in Germany.
Sky Segment – Revenue
Direct-to-Consumer
Direct-to-consumer revenue decreased 4.0% and 5.6% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Excluding the impact of foreign currency, direct-to-consumer revenue increased 1.7% and 0.6% for the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to growth in video, mobile and broadband customers, partially offset by a decrease in average revenue per customer relationship. The increase in video customers for the three months ended June 30, 2019 included growth in streaming customers as a result of unique content launches.
Content
Content revenue increased 21.0% and 25.1% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Excluding the impact of foreign currency, content revenue increased 27.7% and 32.6% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, reflecting the wholesaling of sports programming, including exclusive sports rights recently acquired in Italy and Germany, as well as monetization of our slate of original programming.
Advertising
Advertising revenue decreased 10.7% and 8.4% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Excluding the impact of foreign currency, advertising revenue decreased 5.6% and 2.5% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily reflecting overall market weakness.
Sky Segment – Operating Costs and Expenses
Programming and production costs were flat for the three months ended June 30, 2019, compared to the same period in 2018. Programming and production costs increased 1.3% for the six months ended June 30, 2019, compared to the same period in 2018. Excluding the impact of foreign currency, programming and production costs increased 6.7% and 8.0% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to new sports programming contracts in Italy and Germany.
Direct network costs increased 3.3% for the three months ended June 30, 2019 and were flat for the six months ended June 30, 2019 compared to the same periods in 2018. Excluding the impact of foreign currency, direct network costs increased 9.7% and 6.2% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to increases in costs associated with Sky’s wireless phone service as a result of increases in the number of customers receiving the service.
Other expenses decreased 16.9% and 13.0% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Excluding the impact of foreign currency, other expenses decreased 12.1% and 7.4% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to contract termination costs and costs related to a settlement in the prior year period.

Corporate and Other Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$56	$96	$(40)	(42.0)%
Operating costs and expenses	353	288	65	22.7
Adjustment for Sky transaction-related costs	(84)	—	(84)	NM
Adjusted EBITDA	$(213)	$(192)	$(21)	(11.0)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$164	$339	$(175)	(51.6)%
Operating costs and expenses	699	716	(17)	(2.3)
Adjustment for Sky transaction-related costs	(135)	—	(135)	NM
Adjusted EBITDA	$(400)	$(377)	$(23)	(6.1)%
Corporate and Other – Revenue
Other revenue primarily relates to revenue from Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania. We sold a controlling interest in our arena management-related businesses in the second quarter of 2018.
Corporate and Other – Operating Costs and Expenses
Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of other business development initiatives, and operating costs and expenses associated with Comcast Spectacor.
Corporate and Other operating costs and expenses increased for the three months ended June 30, 2019 as compared to the same period in 2018 primarily due to transaction-related expenses of $84 million directly related to the Sky transaction, including expenses resulting from the replacement of share-based compensation awards and costs related to integration activities.
Corporate and Other operating costs and expenses decreased for the six months ended June 30, 2019 as compared to the same period in 2018 primarily due to the sale of a controlling interest in our arena management-related businesses in the second quarter of 2018, which was partially offset by transaction-related expenses of $135 million directly related to the Sky transaction, including expenses resulting from the replacement of share-based compensation awards and costs related to integration activities.
Corporate and Other Adjusted EBITDA excludes transaction-related expenses directly related to the Sky transaction.
Non-GAAP Financial Measures
Consolidated Adjusted EBITDA
Consolidated Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our businesses as well as to assist in the evaluation of underlying trends in our businesses. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, and by our investment activities, including the results of entities that we do not consolidate, as our management excludes these results when evaluating our operating performance. Our management and Board of Directors use this financial measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. Additionally, we believe that consolidated Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of consolidated Adjusted EBITDA may not be directly comparable to similar measures used by other companies.

We define consolidated Adjusted EBITDA as net income attributable to Comcast Corporation before net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time, we may exclude from consolidated Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance.
We reconcile consolidated Adjusted EBITDA to net income attributable to Comcast Corporation. This measure should not be considered a substitute for operating income, net income, net income attributable to Comcast Corporation, or net cash provided by operating activities that we have reported in accordance with GAAP.
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Net income attributable to Comcast Corporation	$3,125	$3,216	$6,678	$6,334
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	78	(8)	157	50
Income tax expense	961	1,077	2,037	1,895
Interest expense	1,137	806	2,287	1,583
Investment and other (income) loss, net	55	(77)	(621)	(203)
Depreciation	2,197	2,021	4,437	4,032
Amortization	1,079	582	2,159	1,170
Other operating gains	—	(200)	—	(200)
Adjustment for Sky transaction-related costs	84	—	135	—
Adjusted EBITDA	$8,716	$7,417	$17,269	$14,661
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
Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended June 30			Six Months Ended June 30
	Actual	Constant Currency	Constant Currency Growth	Actual	Constant Currency	Constant Currency Growth
(in millions)	2019	2018	%	2019	2018	%
Revenue
Direct-to-consumer	$3,889	$3,824	1.7%	$7,723	$7,675	0.6%
Content	376	295	27.7	746	563	32.6
Advertising	563	597	(5.6)	1,156	1,186	(2.5)
Total revenue	4,828	4,716	2.4	9,625	9,424	2.1
Operating costs and expenses
Programming and production	2,239	2,098	6.7	4,540	4,203	8.0
Direct network costs	414	378	9.7	799	753	6.2
Other	1,403	1,597	(12.1)	2,851	3,078	(7.4)
Total operating costs and expenses	4,056	4,073	(0.4)	8,190	8,034	1.9
Adjusted EBITDA	$772	$643	19.9%	$1,435	$1,390	3.2%

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
Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2019	2018
Operating income	$10,538	$9,659
Depreciation, amortization & other operating gains	6,596	5,002
Noncash share-based compensation	533	410
Changes in operating assets and liabilities	95	(692)
Payments of interest	(2,111)	(1,354)
Payments of income taxes	(1,634)	(623)
Other	254	135
Net cash provided by operating activities	$14,271	$12,537
The variance in changes in operating assets and liabilities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the timing of film and television costs at Sky, including sports rights, our broadcast of the 2018 PyeongChang Olympics in the prior year period and a reduction in Cable Communications wireless inventory, partially offset by the timing of film and television costs at NBCUniversal and our broadcast of the 2018 Super Bowl in the prior year period.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2019 consisted primarily of capital expenditures, purchases of investments and cash paid for intangible assets. Capital expenditures increased for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the inclusion of spending at Sky and an increase in spending by our Theme Parks segment, partially offset by a decrease in spending by our Cable Communications segment due to lower spending on scalable infrastructure and customer premise equipment. Purchases of investments for the six months ended June 30, 2019 consisted primarily of our cash capital contributions of $903 million to Hulu and $463 million to Atairos.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2019 consisted primarily of repayments of debt, dividend payments and repurchases of common stock under our employee plans.
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
Available Borrowings Under Credit Facilities
We also maintain significant availability under our revolving credit facilities and commercial paper programs to meet our short-term liquidity requirements.
As of June 30, 2019, amounts available under our revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit and bank guarantees, totaled $8.7 billion.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. We have paused our share repurchase program for 2019 in order to accelerate the reduction of indebtedness we incurred in connection with the acquisition of Sky and no common stock share repurchases were made under this authorization for the six months ended June 30, 2019.

We paid $350 million for the six months ended June 30, 2019 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2019, our Board of Directors approved a 10% increase in our dividend to $0.84 per share on an annualized basis. In May 2019, our Board of Directors approved our second quarter dividend of $0.21 per share to be paid in July 2019. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. On April 24, 2019, we paid dividends totaling $954 million.
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
ITEM 5: OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the three months ended June 30, 2019 that requires disclosure under the Act, except with respect to a licensing agreement entered by one of Sky’s non-U.S. subsidiaries prior to our fourth quarter 2018 acquisition of Sky. The agreement entered into in June 2012 and amended in July 2016 licensed 150 hours of programming content for various three-year license terms for a one-time fee of €86,250 to a broadcasting company that is owned and controlled by the Government of Iran. We believe that Sky conducted its licensing activity in compliance with applicable laws and that these licenses are for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.
ITEM 6: EXHIBITS
Comcast

Exhibit No.	Description
10.1	Amendment No. 2 to Credit Agreement and Extension Agreement, dated June 18, 2019 (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on June 20, 2019).
10.2*
Comcast Corporation 2019 Omnibus Sharesave Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for 2019 Annual Meeting of Shareholders filed on April 26, 2019).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, filed with the Securities and Exchange Commission on July 25, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
10.1	Amendment No. 2 to Credit Agreement and Extension Agreement, dated June 18, 2019 (incorporated by reference to Exhibit 10.1 to NBCUniversal’s Current Report on Form 8-K filed on June 20, 2019).
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, filed with the Securities and Exchange Commission on July 25, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: July 25, 2019
NBCUniversal
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President (Principal Accounting Officer)
Date: July 25, 2019

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Revenue	$8,227	$8,313	$16,572	$17,843
Costs and Expenses:
Programming and production	3,217	3,478	6,651	8,051
Other operating and administrative	2,048	1,955	3,930	3,927
Advertising, marketing and promotion	651	720	1,333	1,420
Depreciation	253	258	496	500
Amortization	274	295	546	563
Total costs and expenses	6,443	6,706	12,956	14,461
Operating income	1,784	1,607	3,616	3,382
Interest expense	(122)	(133)	(253)	(260)
Investment and other income (loss), net	40	(168)	280	(172)
Income before income taxes	1,702	1,306	3,643	2,950
Income tax expense	(73)	(88)	(176)	(179)
Net income	1,629	1,218	3,467	2,771
Less: Net income (loss) attributable to noncontrolling interests	58	(29)	112	11
Net income attributable to NBCUniversal	$1,571	$1,247	$3,355	$2,760
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Net income	$1,629	$1,218	$3,467	$2,771
Deferred gains (losses) on cash flow hedges, net	(2)	11	(3)	(2)
Employee benefit obligations, net	(3)	(3)	(5)	(7)
Currency translation adjustments, net	66	(215)	47	(11)
Comprehensive income	1,690	1,011	3,506	2,751
Less: Net income (loss) attributable to noncontrolling interests	58	(29)	112	11
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(12)	(29)	(2)	(25)
Comprehensive income attributable to NBCUniversal	$1,644	$1,069	$3,396	$2,765
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30
(in millions)	2019	2018
Operating Activities
Net income	$3,467	$2,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,042	1,063
Net (gain) loss on investment activity and other	(115)	232
Deferred income taxes	7	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	69	(42)
Film and television costs, net	(152)	77
Accounts payable and accrued expenses related to trade creditors	(113)	(169)
Other operating assets and liabilities	(472)	(497)
Net cash provided by operating activities	3,733	3,435
Investing Activities
Capital expenditures	(926)	(730)
Cash paid for intangible assets	(136)	(296)
Note receivable from Comcast	(480)	—
Construction of Universal Beijing Resort	(450)	(116)
Purchases of investments	(1,013)	(288)
Other	(6)	(56)
Net cash provided by (used in) investing activities	(3,011)	(1,486)
Financing Activities
Proceeds from borrowings	426	245
Repurchases and repayments of debt	(91)	(332)
Proceeds from (repayments of) borrowings from Comcast, net	27	(1,692)
Distributions to member	(1,254)	(990)
Distributions to noncontrolling interests	(119)	(111)
Other	89	(132)
Net cash provided by (used in) financing activities	(922)	(3,012)
Increase (decrease) in cash, cash equivalents and restricted cash	(200)	(1,063)
Cash, cash equivalents and restricted cash, beginning of period	1,464	2,377
Cash, cash equivalents and restricted cash, end of period	$1,264	$1,314
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$1,244	$1,444
Receivables, net	7,194	7,293
Programming rights	1,156	1,323
Note receivable from Comcast	2,534	2,054
Other current assets	1,170	1,133
Total current assets	13,298	13,247
Film and television costs	7,596	7,292
Investments	2,678	1,680
Property and equipment, net of accumulated depreciation of $5,424 and $4,994	14,316	13,189
Goodwill	24,152	24,118
Intangible assets, net of accumulated amortization of $9,138 and $8,590	13,332	13,666
Other noncurrent assets, net	3,519	1,822
Total assets	$78,891	$75,014
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,985	$1,933
Accrued participations and residuals	1,683	1,808
Program obligations	619	965
Deferred revenue	1,484	1,118
Accrued expenses and other current liabilities	2,015	2,195
Note payable to Comcast	197	54
Current portion of long-term debt	2,198	151
Total current liabilities	10,181	8,224
Long-term debt, less current portion	11,155	12,731
Accrued participations, residuals and program obligations	1,674	1,712
Other noncurrent liabilities	6,668	5,177
Commitments and contingencies
Redeemable noncontrolling interests	401	389
Equity:
Member’s capital	47,529	45,618
Accumulated other comprehensive income (loss)	295	254
Total NBCUniversal member’s equity	47,824	45,872
Noncontrolling interests	988	909
Total equity	48,812	46,781
Total liabilities and equity	$78,891	$75,014
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Redeemable Noncontrolling Interests
Balance, beginning of period	$382	$405	$389	$409
Contributions from (distributions to) noncontrolling interests, net	(15)	(16)	(38)	(33)
Other	—	(5)	—	(5)
Net income (loss)	34	7	50	20
Balance, end of period	$401	$391	$401	$391

Member’s Capital
Balance, beginning of period	$47,164	$43,228	$45,618	$42,148
Cumulative effects of adoption of accounting standards	—	—	—	(232)
Distributions to member	(1,206)	(795)	(1,444)	(990)
Other	—	97	—	91
Net income (loss)	1,571	1,247	3,355	2,760
Balance, end of period	$47,529	$43,777	$47,529	$43,777

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$222	$396	$254	$(20)
Cumulative effects of adoption of accounting standards	—	—	—	232
Other comprehensive income (loss)	73	(178)	41	6
Balance, end of period	$295	$218	$295	$218

Noncontrolling Interests
Balance, beginning of period	$908	$1,286	$909	$913
Contributions from (distributions to) noncontrolling interests, net	71	(33)	25	313
Other comprehensive income (loss)	(12)	(29)	(2)	(25)
Other	(3)	(98)	(6)	(102)
Net income (loss)	24	(36)	62	(9)
Balance, end of period	$988	$1,090	$988	$1,090

Total equity	$48,812	$45,085	$48,812	$45,085
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

	Three Months Ended June 30, 2019
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,947	$1,201	$183	$6	$4
Broadcast Television	2,402	534	40	37	3
Filmed Entertainment	1,457	183	20	4	6
Theme Parks	1,464	590	170	378	17
Headquarters and Other(a)	45	(195)	114	48	35
Eliminations(b)	(88)	(2)	—	—	—
Total	$8,227	$2,311	$527	$473	$65

NBCUniversal Media, LLC

	Three Months Ended June 30, 2018
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,874	$1,176	$179	$8	$5
Broadcast Television	2,391	417	40	32	3
Filmed Entertainment	1,710	138	63	8	8
Theme Parks	1,361	569	167	360	119
Headquarters and Other(a)	57	(138)	104	53	31
Eliminations(b)	(80)	(2)	—	—	—
Total	$8,313	$2,160	$553	$461	$166

	Six Months Ended June 30, 2019
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$5,815	$2,463	$365	$12	$6
Broadcast Television	4,869	921	79	50	6
Filmed Entertainment	3,225	547	39	8	11
Theme Parks	2,740	1,088	332	772	36
Headquarters and Other(a)	96	(359)	227	84	77
Eliminations(b)	(173)	(2)	—	—	—
Total	$16,572	$4,658	$1,042	$926	$136

	Six Months Ended June 30, 2018
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks(d)	$6,031	$2,430	$368	$11	$9
Broadcast Television(d)	5,888	924	74	62	75
Filmed Entertainment	3,357	341	91	15	14
Theme Parks	2,642	1,064	322	542	135
Headquarters and Other(a)	108	(312)	208	100	63
Eliminations(b)(d)	(183)	(2)	—	—	—
Total	$17,843	$4,445	$1,063	$730	$296

(a)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

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

(c)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to NBCUniversal before net income (loss) attributable to noncontrolling interests, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time, we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Adjusted EBITDA	$2,311	$2,160	$4,658	$4,445
Depreciation	(253)	(258)	(496)	(500)
Amortization	(274)	(295)	(546)	(563)
Interest expense	(122)	(133)	(253)	(260)
Investment and other income (loss), net	40	(168)	280	(172)
Income before income taxes	$1,702	$1,306	$3,643	$2,950

(d)
The revenue and operating costs and expenses associated with our broadcast of the 2018 PyeongChang Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcast of the 2018 Super Bowl were reported in our Broadcast Television segment. Included in Eliminations are transactions relating to these events that our Broadcast Television and Cable Networks segments entered into with our other segments.

NBCUniversal Media, LLC

Note 3: Revenue

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Distribution	$1,707	$1,650	$3,442	$3,511
Advertising	931	929	1,783	1,906
Content licensing and other	309	295	590	614
Total Cable Networks	2,947	2,874	5,815	6,031

Advertising	1,329	1,387	2,646	3,752
Content licensing	472	481	1,032	1,003
Distribution and other	601	523	1,191	1,133
Total Broadcast Television	2,402	2,391	4,869	5,888

Theatrical	252	540	697	963
Content licensing	712	648	1,529	1,381
Home entertainment	229	225	496	473
Other	264	297	503	540
Total Filmed Entertainment	1,457	1,710	3,225	3,357

Total Theme Parks	1,464	1,361	2,740	2,642
Headquarters and Other	45	57	96	108
Eliminations(a)	(88)	(80)	(173)	(183)
Total revenue	$8,227	$8,313	$16,572	$17,843

(a)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
United States	$6,669	$6,533	$13,292	$14,187
Foreign	1,558	1,780	3,280	3,656
Total revenue	$8,227	$8,313	$16,572	$17,843

No single customer accounted for a significant amount of revenue in any period presented.
Condensed Consolidated Balance Sheet
The following tables summarize our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheet that relate to the recognition of revenue and collection of the related cash.

(in millions)	June 30, 2019	December 31, 2018
Receivables, gross	$7,304	$7,392
Less: Allowance for doubtful accounts	110	99
Receivables, net	$7,194	$7,293

(in millions)	June 30, 2019	December 31, 2018
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,181	$1,180
Noncurrent deferred revenue (included in other noncurrent liabilities)	$657	$481

NBCUniversal Media, LLC

Note 4: Long-Term Debt
As of June 30, 2019, our debt, excluding our revolving credit agreement with Comcast, had a carrying value of $13.4 billion and an estimated fair value of $14.2 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Debt Borrowings and Repayments
For the six months ended June 30, 2019, Universal Beijing Resort borrowed $363 million under its debt financing agreement to fund the construction of a Universal theme park and resort in Beijing, China (see Note 5).
For the six months ended June 30, 2019, we repaid $73 million of Universal Studios Japan term loans maturing 2022.
Guarantee Structure
We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the $7.6 billion Comcast revolving credit facility due 2022. As of June 30, 2019, $84.4 billion principal amount of outstanding debt securities of Comcast and CCCL Parent were subject to the cross-guarantee structure.
We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $1.5 billion outstanding debt securities, including its revolving credit facility, nor its $725 million liquidation preference of Series A cumulative preferred stock.
The Universal Studios Japan term loans are not subject to the cross-guarantee structure, however they have a separate guarantee from Comcast.
The Universal Beijing Resort term loans are not guaranteed.
Note 5: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. As of June 30, 2019, Universal Beijing Resort had $936 million principal amount of term loans outstanding under the debt financing agreements.
We have concluded that Universal Beijing Resort is a variable interest entity based on its governance structure, and we consolidate it because we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees or other financial commitments between us and Universal Beijing Resort, and therefore our maximum risk of financial loss is our 30% interest. Universal Beijing Resort’s results of operations are reported in our Theme Parks segment. Our condensed consolidated statement of cash flows includes the costs of construction and related borrowings in the “construction of Universal Beijing Resort” and “proceeds from borrowings” captions, respectively, and equity contributions from our investing partner are included in other financing activities.
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of June 30, 2019, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $2.1 billion and $1.5 billion, respectively.
Note 6: Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date.

NBCUniversal Media, LLC

Upon adoption, we recorded approximately $1.7 billion and $1.8 billion of operating lease assets and liabilities, respectively, which includes the impact of fair value adjustments, prepaid rent and lease incentives. The adoption of the updated accounting guidance did not impact our recognition of finance leases, which were previously described as capital leases. As of the date of adoption, our liabilities for finance leases were $332 million, which were recorded in long-term debt, and the related assets were recorded in property and equipment, net. Our finance leases were not considered material for further disclosure. The adoption of the new accounting guidance did not have a material impact on our consolidated results of operations or cash flows. See Note 9 for further information.
Film and Television Costs
In March 2019, the FASB updated the accounting guidance related to film and television costs. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominantly monetized with other owned or licensed content. The updated guidance is effective for us as of January 1, 2020 and early adoption is permitted. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements, however we do not expect there to be a material impact on our consolidated results of operations or cash flows.
Note 7: Film and Television Costs

(in millions)	June 30, 2019	December 31, 2018
Film Costs:
Released, less amortization	$1,558	$1,600
Completed, not released	86	144
In production and in development	1,376	1,063
	3,020	2,807
Television Costs:
Released, less amortization	2,165	2,161
In production and in development	1,014	953
	3,179	3,114
Programming rights, less amortization	2,553	2,694
	8,752	8,615
Less: Current portion of programming rights	1,156	1,323
Film and television costs	$7,596	$7,292

Note 8: Investments
Investment and Other Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Equity in net income (losses) of investees, net	$(91)	$(87)	$(211)	$(187)
Realized and unrealized gains (losses) on equity securities, net	97	(74)	258	(37)
Other income (loss), net	34	(7)	233	52
Investment and other income (loss), net	$40	$(168)	$280	$(172)

(in millions)	June 30, 2019	December 31, 2018
Equity method	$1,342	$707
Marketable equity securities	420	162
Nonmarketable equity securities	916	811
Total investments	$2,678	$1,680

NBCUniversal Media, LLC

Equity Method
Hulu
In May 2019, we entered into a series of agreements (the “Hulu Transaction”) with The Walt Disney Company (“Disney”), whereby we relinquished our board seats and substantially all voting rights associated with our investment in Hulu, LLC ("Hulu"), and Disney assumed full operational control. We also acquired our proportionate share of the approximate 10% interest in Hulu previously held by AT&T Inc. (“AT&T”) for approximately $477 million, increasing our ownership interest to approximately 33% from approximately 30%.
Following the Hulu Transaction, future capital calls are limited to $1.5 billion in the aggregate each year, with any excess funding requirements funded with member loans. We have the right, but not the obligation, to fund our proportionate share of these capital calls, and if we elect not to fund our share of future equity capital calls, our ownership interest will be diluted, subject to an ownership floor of 21%. The Hulu Transaction agreements include put and call provisions regarding our ownership interest in Hulu, pursuant to which, as early as January 2024, we can require Disney to buy, and Disney can require us to sell our interest, in either case, for fair value at that future time subject to a minimum equity value of $27.5 billion for 100% of the equity of Hulu. The minimum total equity value and ownership floor guarantee minimum proceeds of approximately $5.8 billion upon exercise of the put or call.
In connection with the Hulu Transaction, we agreed to extend certain Hulu licenses of NBCUniversal content until late 2024. We can terminate most of our content license agreements with Hulu in three years’ time, and in one year’s time we have the right to exhibit certain content that we currently license exclusively to Hulu on our platforms in return for reducing the license fee payable by Hulu.
We account for our investment using the equity method. For the three and six months ended June 30, 2019, we recognized losses of $109 million and $250 million, respectively, in equity in net income (losses) of investees, net. For the three and six months ended June 30, 2018, we recognized losses of $107 million and $238 million, respectively. For the six months ended June 30, 2019 and 2018, we made cash capital contributions totaling $903 million, inclusive of the funding for the acquisition of the AT&T interest, and $227 million, respectively. As of June 30, 2019 and December 31, 2018, our investment was $857 million and $248 million, respectively.
In August 2016, Time Warner Inc., which was acquired by AT&T in 2018, acquired a 10% interest in Hulu, diluting our interest at that time from approximately 33% to approximately 30%. Given the contingent nature of the put and call options related to that interest, we recorded a deferred gain as a result of the dilution. In the first quarter of 2019, the put and call options expired unexercised and we recognized the previously deferred gain of $159 million in other income (loss), net.
The Weather Channel
In March 2018, we sold our investment in The Weather Channel cable network and recognized a pretax gain of $64 million in other income (loss), net.
Marketable Equity Securities
Snap
For the three and six months ended June 30, 2019, we recognized unrealized gains of $96 million and $258 million, respectively, in realized and unrealized gains (losses) on equity securities, net related to our investment in Snap. For the three and six months ended June 30, 2018, we recognized unrealized losses of $82 million and $45 million, respectively, related to our investment in Snap. As of June 30, 2019 and December 31, 2018, our investment in Snap was $420 million and $162 million, respectively.

NBCUniversal Media, LLC

Note 9: Supplemental Financial Information
Leases
Our leases consist primarily of real estate and equipment. We determine if an arrangement is a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. We generally utilize our incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments. The lease asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Lease assets and liabilities are not recorded for leases with an initial term of one year or less. Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three and six months ended June 30, 2019 were $110 million and $221 million, respectively. These amounts do not include lease costs associated with production activities or other amounts capitalized in our condensed consolidated balance sheet, which are not material.
The table below summarizes the operating lease assets and liabilities recorded in our condensed consolidated balance sheet.
Condensed Consolidated Balance Sheet

(in millions)	June 30, 2019
Other noncurrent assets, net	$1,591
Accrued expenses and other current liabilities	$166
Other noncurrent liabilities	$1,535

The table below summarizes our future minimum rental commitments for operating leases as of June 30, 2019 applying the new accounting guidance.

(in millions)	June 30, 2019
Remaining six months of 2019	$117
2020	250
2021	217
2022	179
2023	154
Thereafter	1,452
Total future minimum lease payments	2,369
Less: imputed interest	668
Total liability	$1,701

The weighted average remaining lease term for operating leases and the weighted average discount rate used to calculate our operating lease liabilities as of June 30, 2019 were 15 years and 4.11%, respectively.
For the six months ended June 30, 2019, cash payments for operating leases recorded in the condensed consolidated balance sheet were $132 million. Leases that have not yet commenced and lease assets and liabilities associated with leases entered into during the period were not material.

NBCUniversal Media, LLC

The tables below summarize our future minimum rental commitments for operating leases as of December 31, 2018 and rent expense for operating leases for the three and six months ended June 30, 2018 using the accounting guidance in effect at that time.

(in millions)		December 31, 2018
2019		$248
2020		$232
2021		$199
2022		$168
2023		$144
Thereafter		$1,380

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Rental expense	$74	$143

Cash Payments for Interest and Income Taxes

	Six Months Ended June 30
(in millions)	2019	2018
Interest	$217	$218
Income taxes	$163	$225

Noncash Activities
During the six months ended June 30, 2019, we acquired $696 million of property and equipment and intangible assets that were accrued but unpaid.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$1,244	$1,444
Restricted cash included in other noncurrent assets, net	20	20
Cash, cash equivalents and restricted cash, end of period	$1,264	$1,464

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2019	June 30, 2018
Deferred gains (losses) on cash flow hedges	$9	$8
Unrecognized gains (losses) on employee benefit obligations	135	119
Cumulative translation adjustments	151	91
Accumulated other comprehensive income (loss)	$295	$218

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
Comcast is also the counterparty to one of our contractual obligations. As of June 30, 2019, the carrying value of the liability associated with this contractual obligation was $383 million.

NBCUniversal Media, LLC

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.
Condensed Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$607	$480	$1,211	$1,074
Total costs and expenses	$(60)	$(42)	$(125)	$(103)
Interest expense and investment and other income (loss), net	$6	$(20)	$14	$(43)
Condensed Consolidated Balance Sheet

(in millions)	June 30, 2019	December 31, 2018
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$484	$464
Note receivable from Comcast	$2,534	$2,054
Film and television costs	$27	$27
Other noncurrent assets, net	$70	$—
Accounts payable and accrued expenses related to trade creditors	$64	$78
Accrued expenses and other current liabilities	$42	$32
Note payable to Comcast	$197	$54
Long-term debt	$768	$701
Other noncurrent liabilities	$494	$410

Share-Based Compensation
Comcast maintains share-based compensation plans that consist primarily of awards of restricted share units and stock options to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast. For the three months ended June 30, 2019 and 2018, we recognized share-based compensation expense of $57 million and $46 million, respectively. For the six months ended June 30, 2019 and 2018, we recognized share-based compensation expense of $96 million and $78 million, respectively.