Form 10-Q
period 2019-09-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2019-10-24
CIK 1166691, 902739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date:
As of September 30, 2019, there were 4,539,805,879 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.
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
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2019. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2019	2018	2019	2018
Revenue	$26,827	$22,135	$80,544	$66,661
Costs and Expenses:
Programming and production	8,316	6,711	25,140	20,440
Other operating and administrative	8,090	6,444	24,076	19,323
Advertising, marketing and promotion	1,901	1,667	5,674	4,924
Depreciation	2,124	2,038	6,561	6,070
Amortization	1,056	580	3,215	1,750
Other operating gains	—	(141)	—	(341)
Total costs and expenses	21,487	17,299	64,666	52,166
Operating income	5,340	4,836	15,878	14,495
Interest expense	(1,167)	(830)	(3,454)	(2,413)
Investment and other income (loss), net	(110)	(111)	511	92
Income before income taxes	4,063	3,895	12,935	12,174
Income tax expense	(775)	(999)	(2,812)	(2,894)
Net income	3,288	2,896	10,123	9,280
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	71	10	228	60
Net income attributable to Comcast Corporation	$3,217	$2,886	$9,895	$9,220
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.71	$0.63	$2.18	$2.00
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.70	$0.62	$2.15	$1.98
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Net income	$3,288	$2,896	$10,123	$9,280
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $(1), $— and $(1)	2	2	4	—
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(35), $5, $(24) and $8	82	(15)	146	(26)
Amounts reclassified to net income:
Realized (gains) losses on cash flow hedges, net of deferred taxes of $11, $(5), $7 and $(13)	(52)	17	(39)	43
Employee benefit obligations, net of deferred taxes of $3, $2, $8 and $7	(8)	(8)	(24)	(24)
Currency translation adjustments, net of deferred taxes of $(80), $25, $(98) and $22	(1,144)	(103)	(903)	(119)
Comprehensive income	2,168	2,789	9,307	9,154
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	71	10	228	60
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(23)	(20)	(25)	(45)
Comprehensive income attributable to Comcast Corporation	$2,120	$2,799	$9,104	$9,139
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(in millions)	2019	2018
Operating Activities
Net income	$10,123	$9,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other operating gains	9,776	7,479
Share-based compensation	790	607
Noncash interest expense (income), net	310	289
Net (gain) loss on investment activity and other	(166)	118
Deferred income taxes	468	877
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	360	(225)
Film and television costs, net	(321)	64
Accounts payable and accrued expenses related to trade creditors	(1,149)	(85)
Other operating assets and liabilities	(729)	103
Net cash provided by operating activities	19,462	18,507
Investing Activities
Capital expenditures	(6,866)	(6,607)
Cash paid for intangible assets	(1,686)	(1,375)
Acquisitions and construction of real estate properties	(40)	(129)
Construction of Universal Beijing Resort	(736)	(257)
Acquisitions, net of cash acquired	(181)	(88)
Proceeds from sales of businesses and investments	208	127
Purchases of investments	(1,697)	(840)
Other	86	579
Net cash provided by (used in) investing activities	(10,912)	(8,590)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,288)	2,909
Proceeds from borrowings	516	9,850
Proceeds from collateralized obligation	5,175	—
Repurchases and repayments of debt	(9,975)	(4,405)
Repurchases of common stock under repurchase program and employee plans	(432)	(4,282)
Dividends paid	(2,778)	(2,487)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(235)	(209)
Other	191	(242)
Net cash provided by (used in) financing activities	(8,826)	1,134
Impact of foreign currency on cash, cash equivalents and restricted cash	(31)	—
Increase (decrease) in cash, cash equivalents and restricted cash	(307)	11,051
Cash, cash equivalents and restricted cash, beginning of period	3,909	3,571
Cash, cash equivalents and restricted cash, end of period	$3,602	$14,622
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$3,507	$3,814
Receivables, net	10,684	11,104
Programming rights	3,457	3,746
Other current assets	4,675	3,184
Total current assets	22,323	21,848
Film and television costs	8,647	7,837
Investments	7,473	7,883
Investment securing collateralized obligation	816	—
Property and equipment, net of accumulated depreciation of $52,983 and $51,306	46,790	44,437
Franchise rights	59,365	59,365
Goodwill	66,913	66,154
Other intangible assets, net of accumulated amortization of $16,764 and $14,194	35,164	38,358
Other noncurrent assets, net	8,883	5,802
Total assets	$256,374	$251,684
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$10,198	$8,494
Accrued participations and residuals	1,615	1,808
Deferred revenue	2,944	2,182
Accrued expenses and other current liabilities	10,193	10,721
Current portion of long-term debt	1,039	4,398
Total current liabilities	25,989	27,603
Long-term debt, less current portion	99,847	107,345
Collateralized obligation	5,165	—
Deferred income taxes	27,992	27,589
Other noncurrent liabilities	16,853	15,329
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,368	1,316
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,412,596,907 and 5,389,309,175; outstanding, 4,539,805,879 and 4,516,518,147	54	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,196	37,461
Retained earnings	48,570	41,983
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(1,159)	(368)
Total Comcast Corporation shareholders’ equity	78,144	71,613
Noncontrolling interests	1,016	889
Total equity	79,160	72,502
Total liabilities and equity	$256,374	$251,684
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2019	2018	2019	2018
Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
Balance, beginning of period	$1,329	$1,343	$1,316	$1,357
Contributions from (distributions to) noncontrolling interests, net	(12)	(11)	(49)	(42)
Other	(9)	(11)	(28)	(35)
Net income (loss)	60	(4)	129	37
Balance, end of period	$1,368	$1,317	$1,368	$1,317

Class A common stock
Balance, beginning of period	$54	$54	$54	$55
Repurchases of common stock under repurchase program and employee plans	—	—	—	(1)
Balance, end of period	$54	$54	$54	$54

Additional Paid-In Capital
Balance, beginning of period	$37,950	$37,427	$37,461	$37,497
Stock compensation plans	193	144	604	434
Repurchases of common stock under repurchase program and employee plans	6	(228)	(39)	(757)
Employee stock purchase plans	51	49	166	161
Other	(4)	2	4	59
Balance, end of period	$38,196	$37,394	$38,196	$37,394

Retained Earnings
Balance, beginning of period	$46,425	$40,269	$41,983	$38,202
Cumulative effects of adoption of accounting standards	—	—	—	(43)
Repurchases of common stock under repurchase program and employee plans	(101)	(1,064)	(406)	(3,530)
Dividends declared	(965)	(871)	(2,893)	(2,631)
Other	(6)	(2)	(9)	—
Net income (loss)	3,217	2,886	9,895	9,220
Balance, end of period	$48,570	$41,218	$48,570	$41,218

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(62)	$461	$(368)	$379
Cumulative effects of adoption of accounting standards	—	—	—	76
Other comprehensive income (loss)	(1,097)	(87)	(791)	(81)
Balance, end of period	$(1,159)	$374	$(1,159)	$374

Noncontrolling Interests
Balance, beginning of period	$980	$1,049	$889	$843
Other comprehensive income (loss)	(22)	(20)	(24)	(45)
Contributions from (distributions to) noncontrolling interests, net	50	(40)	66	277
Other	(3)	(181)	(14)	(276)
Net income (loss)	11	14	99	23
Balance, end of period	$1,016	$822	$1,016	$822

Total equity	$79,160	$72,345	$79,160	$72,345

Cash dividends declared per common share	$0.21	$0.19	$0.63	$0.57
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
Our Cable Networks segment consists primarily of our national cable networks that provide a variety of entertainment, news and information, and sports content; our regional sports and news networks; our international cable networks; our cable television studio production operations and various digital properties.
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

Comcast Corporation

	Three Months Ended September 30, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,584	$5,801	$1,967	$1,814	$336
NBCUniversal
Cable Networks	2,771	955	184	9	4
Broadcast Television	2,230	338	36	36	3
Filmed Entertainment	1,706	195	21	5	5
Theme Parks	1,631	731	182	400	8
Headquarters and Other(a)	21	(130)	114	55	43
Eliminations(b)	(64)	2	—	—	—
NBCUniversal	8,295	2,091	537	505	63
Sky	4,554	899	644	104	188
Corporate and Other(c)	42	(237)	32	88	21
Eliminations(b)	(648)	(1)	—	—	—
Comcast Consolidated	$26,827	$8,553	$3,180	$2,511	$608

	Three Months Ended September 30, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,023	$5,434	$2,077	$1,945	$367
NBCUniversal
Cable Networks	2,850	959	180	11	6
Broadcast Television	2,452	321	32	37	—
Filmed Entertainment	1,819	214	26	9	6
Theme Parks	1,528	725	170	269	23
Headquarters and Other(a)	15	(161)	106	79	43
Eliminations(b)	(68)	(1)	—	—	—
NBCUniversal	8,596	2,057	514	405	78
Corporate and Other(c)	73	(188)	27	34	—
Eliminations(b)	(557)	10	—	—	—
Comcast Consolidated	$22,135	$7,313	$2,618	$2,384	$445

	Nine Months Ended September 30, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$43,314	$17,383	$6,038	$4,771	$962
NBCUniversal
Cable Networks	8,586	3,418	549	21	10
Broadcast Television	7,099	1,259	115	86	9
Filmed Entertainment	4,931	742	60	13	16
Theme Parks	4,371	1,819	514	1,172	44
Headquarters and Other(a)	60	(486)	341	139	120
Eliminations(b)	(233)	—	—	—	—
NBCUniversal	24,814	6,752	1,579	1,431	199
Sky	14,179	2,334	2,058	540	491
Corporate and Other(c)	206	(637)	101	124	34
Eliminations(b)	(1,969)	(10)	—	—	—
Comcast Consolidated	$80,544	$25,822	$9,776	$6,866	$1,686

Comcast Corporation

	Nine Months Ended September 30, 2018
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$41,638	$16,100	$6,161	$5,403	$998
NBCUniversal
Cable Networks(e)	8,881	3,389	548	22	15
Broadcast Television(e)	8,340	1,245	106	99	75
Filmed Entertainment	5,176	555	117	24	20
Theme Parks	4,170	1,789	492	811	158
Headquarters and Other(a)	44	(497)	314	179	106
Eliminations(b)(e)	(245)	(3)	—	—	—
NBCUniversal	26,366	6,478	1,577	1,135	374
Corporate and Other(c)	412	(566)	82	69	3
Eliminations(b)(e)	(1,755)	(38)	—	—	—
Comcast Consolidated	$66,661	$21,974	$7,820	$6,607	$1,375

(a)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(b)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Cable Networks segment generates revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•	our Broadcast Television segment generates revenue from the fees received under retransmission consent agreements with our Cable Communications segment

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Cable Networks and Broadcast Television segments generate revenue by selling advertising to our Cable Communications segment

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

(c)
Corporate and Other activities include costs associated with overhead and personnel, revenue and expenses associated with the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and other business initiatives, such as the development of Peacock, NBCUniversal’s direct-to-consumer streaming service.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Adjusted EBITDA	$8,553	$7,313	$25,822	$21,974
Adjustment for Sky transaction-related costs	(33)	—	(168)	—
Depreciation	(2,124)	(2,038)	(6,561)	(6,070)
Amortization	(1,056)	(580)	(3,215)	(1,750)
Other operating gains	—	141	—	341
Interest expense	(1,167)	(830)	(3,454)	(2,413)
Investment and other income (loss), net	(110)	(111)	511	92
Income before income taxes	$4,063	$3,895	$12,935	$12,174

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

Comcast Corporation

Note 3: Revenue

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Residential:
High-speed internet	$4,721	$4,321	$13,961	$12,740
Video	5,541	5,591	16,763	16,878
Voice	963	982	2,935	2,982
Wireless	326	236	795	623
Business services	1,971	1,803	5,795	5,290
Advertising	603	684	1,766	1,932
Other	459	406	1,299	1,193
Total Cable Communications(a)(b)	14,584	14,023	43,314	41,638

Distribution	1,681	1,655	5,123	5,166
Advertising	809	812	2,592	2,718
Content licensing and other	281	383	871	997
Total Cable Networks	2,771	2,850	8,586	8,881

Advertising	1,191	1,355	3,837	5,107
Content licensing	447	538	1,479	1,541
Distribution and other	592	559	1,783	1,692
Total Broadcast Television	2,230	2,452	7,099	8,340

Theatrical	549	601	1,246	1,564
Content licensing	737	719	2,266	2,100
Home entertainment	185	260	681	733
Other	235	239	738	779
Total Filmed Entertainment	1,706	1,819	4,931	5,176

Total Theme Parks	1,631	1,528	4,371	4,170
Headquarters and Other	21	15	60	44
Eliminations(c)	(64)	(68)	(233)	(245)
Total NBCUniversal	8,295	8,596	24,814	26,366

Direct-to-consumer	3,793	—	11,516	—
Content	315	—	1,061	—
Advertising	446	—	1,602	—
Total Sky	4,554	—	14,179	—

Corporate and Other(b)	42	73	206	412
Eliminations(c)	(648)	(557)	(1,969)	(1,755)
Total revenue	$26,827	$22,135	$80,544	$66,661

(a)
For both the three and nine months ended September 30, 2019, 2.6% of Cable Communications segment revenue was derived from franchise and other regulatory fees. For the three and nine months ended September 30, 2018, 2.6% and 2.7%, respectively, of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)
Comcast Cable’s wireless phone service is now presented in the Cable Communications segment. Results were previously presented in Corporate and Other. We recognize revenue from our wireless phone service as the services are provided, similar to how we recognize revenue for other residential cable services. We recognize revenue from the sale of handsets at the point of sale.

(c)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.

Comcast Corporation

We operate primarily in the United States but also in select international markets. The table below summarizes revenue by geographic location.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
United States	$20,398	$20,244	$61,394	$61,060
Europe	5,211	825	15,878	2,345
Other	1,218	1,066	3,272	3,256
Total revenue	$26,827	$22,135	$80,544	$66,661

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

(in millions)	September 30, 2019	December 31, 2018
Receivables, gross	$11,159	$11,456
Less: Allowance for doubtful accounts	475	352
Receivables, net	$10,684	$11,104

(in millions)	September 30, 2019	December 31, 2018
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,261	$1,399
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,055	$991
Noncurrent deferred revenue (included in other noncurrent liabilities)	$663	$650

Note 4: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended September 30
	2019			2018
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$3,217	4,551	$0.71	$2,886	4,564	$0.63
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		68			55
Diluted EPS attributable to Comcast Corporation shareholders	$3,217	4,619	$0.70	$2,886	4,619	$0.62

Comcast Corporation

	Nine Months Ended September 30
	2019			2018
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$9,895	4,544	$2.18	$9,220	4,599	$2.00
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		62			56
Diluted EPS attributable to Comcast Corporation shareholders	$9,895	4,606	$2.15	$9,220	4,655	$1.98

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the combination of the option exercise price and the associated unrecognized compensation expense is greater than the average market price of our common stock. The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and nine months ended September 30, 2019 or 2018.
Note 5: Long-Term Debt
As of September 30, 2019, our debt had a carrying value of $100.9 billion and an estimated fair value of $114.1 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Debt Borrowings and Repayments
For the nine months ended September 30, 2019, we had borrowings of $516 million primarily related to the Universal Beijing Resort term loans.
For the nine months ended September 30, 2019, we made repayments of $10.0 billion, including the early redemptions of $3.4 billion of senior notes due 2020 and the partial repayment of a term loan, both of which were funded using proceeds from our collateralized obligation (see Note 9).
Guarantee Structure
Comcast, Comcast Cable and NBCUniversal fully and unconditionally guarantee each other’s debt securities, including the Comcast revolving credit facility. As of September 30, 2019, the principal amount of debt securities outstanding within the cross-guarantee structure totaled $86.4 billion.
Comcast and Comcast Cable fully and unconditionally guarantee NBCUniversal Enterprise’s debt securities, including its revolving credit facility. As of September 30, 2019, the principal amount of debt securities guaranteed by Comcast and Comcast Cable totaled $1.5 billion. NBCUniversal does not guarantee NBCUniversal Enterprise’s debt securities.
Comcast fully and unconditionally guarantees Universal Studios Japan’s yen-denominated ¥379 billion (approximately $3.5 billion using exchange rates as of September 30, 2019) term loans with a final maturity of March 2022. None of Comcast, Comcast Cable nor NBCUniversal guarantee the ¥7.4 billion RMB (approximately $1.0 billion using exchange rates as of September 30, 2019) principal amount of Universal Beijing Resort term loans outstanding.
In May 2019, Comcast provided a full and unconditional guarantee of Sky’s debt (approximately $9.0 billion using exchange rates as of September 30, 2019) in connection with Sky’s noteholders consenting to (i) the transfer of the listing of three series of notes from the Main Market of the London Stock Exchange to the Professional Securities Market of the London Stock Exchange and (ii) amending certain terms of the Sky notes.

Comcast Corporation

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
During the first quarter of 2019, we revised our estimates of fair value, primarily related to intangible assets, property and equipment, and investments (included below in other noncurrent assets and (liabilities), net), and recorded corresponding adjustments to deferred taxes. We also recorded an additional valuation allowance of approximately $1.2 billion associated with our assessment of the realization of Sky’s deferred tax assets, primarily related to net operating losses. These changes resulted in an increase in goodwill of approximately $1.4 billion and an adjustment in the first quarter of 2019 related to the fourth quarter of 2018 that resulted in an increase to depreciation and amortization expense of $53 million.
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

Property and Equipment
Property and equipment includes customer premise equipment with a carrying value of $1.4 billion, which have original estimated useful lives of 5 to 7 years. The remaining property and equipment includes network assets, real estate, and other machinery and equipment.
Intangible Assets
Finite-lived intangible assets primarily consist of customer relationships with a carrying amount of $9.5 billion and developed technology and software with a carrying amount of $4.3 billion, with original estimated useful lives between 6 and 19 years and 4 and 9 years, respectively. Indefinite-lived assets consist of trade names with a carrying amount of $5.8 billion.

Comcast Corporation

Goodwill
Goodwill consists primarily of intangible assets that do not qualify for separate recognition, including increased footprint, assembled workforce, noncontractual relationships and agreements. The acquired goodwill is not expected to be deductible for tax purposes.
Acquisition-Related Costs
As a result of the Sky transaction, we incurred expenses in 2018 related to legal, accounting, valuation and other professional services, which are reflected in other operating and administrative expenses. We also incurred certain financing costs associated with our borrowings, which are reflected in interest expense. The table below presents the amounts related to these expenses included in our condensed consolidated statement of income.

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Other operating and administrative expenses	$8	$29
Interest expense	$34	$45

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

(in millions, except per share data)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$26,824	$81,239
Net income attributable to Comcast Corporation	$3,448	$9,388
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.75	$2.04
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.74	$2.01

Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. As of September 30, 2019, Universal Beijing Resort had $1 billion principal amount of term loans outstanding under the debt financing agreements.
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
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of September 30, 2019, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $2.4 billion and $1.7 billion, respectively.

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
Upon adoption, we recorded $4.2 billion and $4.8 billion for operating lease assets and liabilities, respectively, which includes the impact of fair value adjustments, prepaid and deferred rent and lease incentives. The adoption of the updated accounting guidance did not significantly impact our recognition of finance leases, which were previously described as capital leases. As of the date of adoption, our liabilities for finance leases were $787 million, including $229 million of additional contracts determined to be leases in connection with the Sky transaction, which were recorded in long-term debt, and the related assets were recorded in property and equipment, net. Our finance leases were not considered material for further disclosure. The adoption of the new accounting guidance did not have a material impact on our consolidated results of operations or cash flows. See Note 12 for further information.
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
Note 8: Film and Television Costs

(in millions)	September 30, 2019	December 31, 2018
Film Costs:
Released, less amortization	$1,615	$1,600
Completed, not released	124	144
In production and in development	1,282	1,063
	3,021	2,807
Television Costs:
Released, less amortization	2,514	2,289
In production and in development	1,228	953
	3,742	3,242
Programming rights, less amortization	5,341	5,534
	12,104	11,583
Less: Current portion of programming rights	3,457	3,746
Film and television costs	$8,647	$7,837

Comcast Corporation

Note 9: Investments
Investment and Other Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Equity in net income (losses) of investees, net	$(355)	$(76)	$(295)	$(56)
Realized and unrealized gains (losses) on equity securities, net	174	(38)	582	(50)
Other income (loss), net	71	3	224	198
Investment and other income (loss), net	$(110)	$(111)	$511	$92

(in millions)	September 30, 2019	December 31, 2018
Equity method	$5,363	$4,035
Marketable equity securities	862	341
Nonmarketable equity securities	1,933	1,805
Other investments	1,841	1,796
Total investments	9,999	7,977
Less: Current investments	1,710	94
Less: Investment securing collateralized obligation	816	—
Noncurrent investments	$7,473	$7,883

Equity Method
Atairos
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three and nine months ended September 30, 2019, we recognized losses of $262 million and income of $6 million, respectively. For the three and nine months ended September 30, 2018, we recognized income of $38 million and $224 million, respectively. For the nine months ended September 30, 2019 and 2018, we made cash capital contributions totaling $475 million and $133 million, respectively, to Atairos. As of September 30, 2019 and December 31, 2018, our investment was $3.2 billion and $2.7 billion, respectively.
In April 2018, we sold a controlling interest in our arena management-related businesses to Atairos and received as consideration additional equity interests in Atairos. In connection with the sale of the businesses, we recognized a pre-tax gain of $200 million in other operating gains.
Hulu and Collateralized Obligation
In May 2019, we entered into a series of agreements (the “Hulu Transaction”) with The Walt Disney Company and certain of its subsidiaries (“Disney”), whereby we relinquished our board seats and substantially all voting rights associated with our investment in Hulu, LLC (“Hulu”), and Disney assumed full operational control. We also acquired our proportionate share of the approximate 10% interest in Hulu previously held by AT&T Inc. (“AT&T”) for approximately $477 million, increasing our ownership interest to approximately 33% from approximately 30%.
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
In connection with the Hulu Transaction, we agreed to extend certain licenses of NBCUniversal content until late 2024. We can terminate most of our content license agreements with Hulu beginning in 2022, and beginning in 2020, we have the right to modify certain content licenses that are currently exclusive to Hulu, so that we can exhibit the content on our platforms in return for reducing the license fee.

Comcast Corporation

In August 2019, we entered into a financing arrangement with a syndicate of banks whereby we received proceeds of $5.2 billion under a term loan facility due March 2024. The principal amount of the term loan is secured by the proceeds guaranteed by Disney under the put/call provisions related to our investment in Hulu. The proceeds from the put/call provisions are available only for the repayment of the term loan and are not available to us unless and until the bank lenders are fully paid under the term loan provisions. The bank lenders have no rights to proceeds from the put/call provisions in excess of amounts owed under the term loan. As a result of this transaction, we now present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation”, respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value. As of September 30, 2019, our collateralized obligation had a carrying value of $5.2 billion and an estimated fair value of $5.2 billion. The estimated fair value was based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities.
We account for our investment using the equity method. For the three and nine months ended September 30, 2019, we recognized losses of $101 million and $351 million, respectively, in equity in net income (losses) of investees, net. For the three and nine months ended September 30, 2018, we recognized losses of $132 million and $370 million, respectively. For the nine months ended September 30, 2019 and 2018, we made cash capital contributions totaling $903 million, inclusive of the funding for the acquisition of the AT&T interest, and $341 million, respectively, to Hulu. As of September 30, 2019 and December 31, 2018, our investment was $816 million and $248 million, respectively.
In August 2016, Time Warner Inc., which was acquired by AT&T in 2018, acquired a 10% interest in Hulu, diluting our interest at that time from approximately 33% to approximately 30%. Given the contingent nature of put and call options related to that interest, we recorded a deferred gain as a result of the dilution. In the first quarter of 2019, the put and call options expired unexercised and we recognized the previously deferred gain of $159 million in other income (loss), net.
The Weather Channel
In March 2018, we sold our investment in The Weather Channel cable network and recognized a pretax gain of $64 million in other income (loss), net.
Marketable Equity Securities
Snap
For the three and nine months ended September 30, 2019, we recognized unrealized gains of $45 million and $303 million, respectively, in realized and unrealized gains (losses) on equity securities, net. For the three and nine months ended September 30, 2018, we recognized unrealized losses of $135 million and $180 million, respectively. As of September 30, 2019 and December 31, 2018, our investment was $465 million and $162 million, respectively.
Peloton
In September 2019, as a result of Peloton’s initial public offering, we recognized unrealized gains of $150 million related to our investment in realized and unrealized gains (losses) on equity securities, net. Following the initial public offering, we now present our investment in marketable equity securities, which was previously presented in non-marketable equity securities. As of September 30, 2019 and December 31, 2018, our investment was $260 million and $110 million, respectively.
Other Investments
AirTouch
We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of both September 30, 2019 and December 31, 2018, our investment in AirTouch was $1.6 billion. We account for our investment in AirTouch as a held to maturity investment using the cost method. As of September 30, 2019, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values were based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Comcast Corporation

Note 10: Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Sky	Corporate and Other	Total
Balance, December 31, 2018	$12,784	$13,407	$843	$3,184	$6,684	$29,250	$2	$66,154
Acquisitions	131	—	13	—	—	10	—	154
Dispositions	—	—	—	—	—	(12)	—	(12)
Adjustments(a)	2,166	490	199	138	—	(1,555)	2	1,440
Foreign currency translation	(116)	(34)	(11)	(11)	106	(757)	—	(823)
Balance, September 30, 2019	$14,965	$13,863	$1,044	$3,311	$6,790	$26,936	$4	$66,913

(a)
Adjustments during the nine months ended September 30, 2019 primarily included 1) measurement period adjustments resulting from finalization of acquisition accounting for Sky and 2) the final assignment of goodwill resulting from the Sky transaction to our reporting units.

We performed our annual impairment testing of goodwill and cable franchise rights and other indefinite-lived intangible assets as of July 1, 2019 and no impairment charge was required.
Note 11: Supplemental Financial Information
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
Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Restricted share units	$143	$94	$437	$279
Stock options	57	50	176	155
Employee stock purchase plans	8	7	23	24
Total	$208	$151	$636	$458

As of September 30, 2019, we had unrecognized pretax compensation expense of $1.2 billion and $529 million related to nonvested RSUs and nonvested stock options, respectively.
Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30
(in millions)	2019	2018
Interest	$3,167	$2,240
Income taxes	$2,490	$1,533

Noncash Activities
During the nine months ended September 30, 2019:

•	we acquired $2.0 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $955 million for a quarterly cash dividend of $0.21 per common share to be paid in October 2019

Comcast Corporation

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$3,507	$3,814
Restricted cash included in other current assets	47	46
Restricted cash included in other noncurrent assets, net	48	49
Cash, cash equivalents and restricted cash, end of period	$3,602	$3,909

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2019	September 30, 2018
Unrealized gains (losses) on marketable securities	$7	$2
Deferred gains (losses) on cash flow hedges	162	28
Unrecognized gains (losses) on employee benefit obligations	301	294
Cumulative translation adjustments	(1,629)	50
Accumulated other comprehensive income (loss), net of deferred taxes	$(1,159)	$374

Note 12: Commitments and Contingencies
Leases
Our leases consist primarily of real estate, vehicles and other equipment. We determine if an arrangement is a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. We generally utilize our incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments. The lease asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Lease assets and liabilities are not recorded for leases with an initial term of one year or less. Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three and nine months ended September 30, 2019 were $268 million and $806 million, respectively. These amounts do not include lease costs associated with production activities or other amounts capitalized in our condensed consolidated balance sheet, which are not material.
The table below summarizes the operating lease assets and liabilities recorded in our condensed consolidated balance sheet.
Condensed Consolidated Balance Sheet

(in millions)	September 30, 2019
Other noncurrent assets, net	$4,011
Accrued expenses and other current liabilities	$696
Other noncurrent liabilities	$3,863

Comcast Corporation

The table below summarizes our future minimum rental commitments for operating leases as of September 30, 2019 applying the new accounting guidance.

(in millions)	September 30, 2019
Remaining three months of 2019	$182
2020	880
2021	763
2022	633
2023	530
Thereafter	2,606
Total future minimum lease payments	5,594
Less: imputed interest	1,035
Total liability	$4,559

The weighted average remaining lease term for operating leases and the weighted average discount rate used to calculate our operating lease liabilities as of September 30, 2019 were 10 years and 3.78%, respectively.
For the nine months ended September 30, 2019, cash payments for operating leases recorded in the condensed consolidated balance sheet were $700 million. Leases that have not yet commenced and lease assets and liabilities associated with leases entered into during the period were not material.
The tables below summarize our future minimum rental commitments for operating leases as of December 31, 2018 and rent expense for operating leases for the three and nine months ended September 30, 2018 using the accounting guidance in effect at that time. These amounts have been updated to include $804 million of future cash payments related to additional contracts determined to be operating leases in connection with the Sky transaction.

(in millions)		December 31, 2018
2019		$891
2020		$824
2021		$722
2022		$592
2023		$513
Thereafter		$2,608

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Rental expense	$178	$548

Redeemable Subsidiary Preferred Stock
As of September 30, 2019, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $743 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$26,827	$—	$26,827
Management fee revenue	326	—	319	—	—	(645)	—
Total revenue	326	—	319	—	26,827	(645)	26,827
Costs and Expenses:
Programming and production	—	—	—	—	8,316	—	8,316
Other operating and administrative	209	—	319	230	7,977	(645)	8,090
Advertising, marketing and promotion	—	—	—	—	1,901	—	1,901
Depreciation	14	—	—	—	2,110	—	2,124
Amortization	1	—	—	—	1,055	—	1,056
Total costs and expenses	224	—	319	230	21,359	(645)	21,487
Operating income (loss)	102	—	—	(230)	5,468	—	5,340
Interest expense	(873)	(3)	(47)	(140)	(104)	—	(1,167)
Investment and other income (loss), net	3,776	3,729	3,620	1,632	1,390	(14,257)	(110)
Income (loss) before income taxes	3,005	3,726	3,573	1,262	6,754	(14,257)	4,063
Income tax (expense) benefit	212	(2)	10	(6)	(989)	—	(775)
Net income (loss)	3,217	3,724	3,583	1,256	5,765	(14,257)	3,288
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	71	—	71
Net income (loss) attributable to Comcast Corporation	$3,217	$3,724	$3,583	$1,256	$5,694	$(14,257)	$3,217
Comprehensive income (loss) attributable to Comcast Corporation	$2,120	$3,722	$3,584	$1,244	$4,397	$(12,947)	$2,120

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$22,135	$—	$22,135
Management fee revenue	299	—	294	—	—	(593)	—
Total revenue	299	—	294	—	22,135	(593)	22,135
Costs and Expenses:
Programming and production	—	—	—	—	6,711	—	6,711
Other operating and administrative	208	—	294	230	6,305	(593)	6,444
Advertising, marketing and promotion	—	—	—	—	1,667	—	1,667
Depreciation	12	—	—	—	2,026	—	2,038
Amortization	1	—	—	—	579	—	580
Other operating gains	—	—	—	—	(141)	—	(141)
Total costs and expenses	221	—	294	230	17,147	(593)	17,299
Operating income (loss)	78	—	—	(230)	4,988	—	4,836
Interest expense	(600)	(3)	(48)	(113)	(66)	—	(830)
Investment and other income (loss), net	3,299	3,380	3,007	1,576	1,065	(12,438)	(111)
Income (loss) before income taxes	2,777	3,377	2,959	1,233	5,987	(12,438)	3,895
Income tax (expense) benefit	109	(1)	10	(2)	(1,115)	—	(999)
Net income (loss)	2,886	3,376	2,969	1,231	4,872	(12,438)	2,896
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	10	—	10
Net income (loss) attributable to Comcast Corporation	$2,886	$3,376	$2,969	$1,231	$4,862	$(12,438)	$2,886
Comprehensive income (loss) attributable to Comcast Corporation	$2,799	$3,349	$2,974	$1,112	$4,663	$(12,098)	$2,799

Comcast Corporation

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$80,544	$—	$80,544
Management fee revenue	940	—	921	—	—	(1,861)	—
Total revenue	940	—	921	—	80,544	(1,861)	80,544
Costs and Expenses:
Programming and production	—	—	—	—	25,140	—	25,140
Other operating and administrative	575	—	921	726	23,715	(1,861)	24,076
Advertising, marketing and promotion	—	—	—	—	5,674	—	5,674
Depreciation	44	—	—	—	6,517	—	6,561
Amortization	4	—	—	—	3,211	—	3,215
Total costs and expenses	623	—	921	726	64,257	(1,861)	64,666
Operating income (loss)	317	—	—	(726)	16,287	—	15,878
Interest expense	(2,646)	(9)	(143)	(377)	(279)	—	(3,454)
Investment and other income (loss), net	11,683	11,602	10,310	5,731	5,287	(44,102)	511
Income (loss) before income taxes	9,354	11,593	10,167	4,628	21,295	(44,102)	12,935
Income tax (expense) benefit	541	(9)	30	(17)	(3,357)	—	(2,812)
Net income (loss)	9,895	11,584	10,197	4,611	17,938	(44,102)	10,123
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	228	—	228
Net income (loss) attributable to Comcast Corporation	$9,895	$11,584	$10,197	$4,611	$17,710	$(44,102)	$9,895
Comprehensive income (loss) attributable to Comcast Corporation	$9,104	$11,600	$10,201	$4,640	$16,857	$(43,298)	$9,104

Comcast Corporation

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$66,661	$—	$66,661
Management fee revenue	889	—	873	—	—	(1,762)	—
Total revenue	889	—	873	—	66,661	(1,762)	66,661
Costs and Expenses:
Programming and production	—	—	—	—	20,440	—	20,440
Other operating and administrative	626	—	873	772	18,814	(1,762)	19,323
Advertising, marketing and promotion	—	—	—	—	4,924	—	4,924
Depreciation	34	—	—	—	6,036	—	6,070
Amortization	4	—	—	—	1,746	—	1,750
Other operating gains	—	—	—	—	(341)	—	(341)
Total costs and expenses	664	—	873	772	51,619	(1,762)	52,166
Operating income (loss)	225	—	—	(772)	15,042	—	14,495
Interest expense	(1,739)	(9)	(143)	(332)	(190)	—	(2,413)
Investment and other income (loss), net	10,416	10,279	8,832	5,107	3,977	(38,519)	92
Income (loss) before income taxes	8,902	10,270	8,689	4,003	18,829	(38,519)	12,174
Income tax (expense) benefit	318	—	29	(12)	(3,229)	—	(2,894)
Net income (loss)	9,220	10,270	8,718	3,991	15,600	(38,519)	9,280
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	60	—	60
Net income (loss) attributable to Comcast Corporation	$9,220	$10,270	$8,718	$3,991	$15,540	$(38,519)	$9,220
Comprehensive income (loss) attributable to Comcast Corporation	$9,139	$10,245	$8,723	$3,877	$15,357	$(38,202)	$9,139

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,522)	$293	$(217)	$(910)	$21,818	$—	$19,462
Investing Activities:
Net transactions with affiliates	10,333	(293)	217	2,883	(13,140)	—	—
Capital expenditures	(20)	—	—	—	(6,846)	—	(6,866)
Cash paid for intangible assets	(2)	—	—	—	(1,684)	—	(1,686)
Acquisitions and construction of real estate properties	(35)	—	—	—	(5)	—	(40)
Construction of Universal Beijing Resort	—	—	—	—	(736)	—	(736)
Acquisitions, net of cash acquired	—	—	—	—	(181)	—	(181)
Proceeds from sales of businesses and investments	—	—	—	—	208	—	208
Purchases of investments	(25)	—	—	(67)	(1,605)	—	(1,697)
Other	—	—	—	—	86	—	86
Net cash provided by (used in) investing activities	10,251	(293)	217	2,816	(23,903)	—	(10,912)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	(1,288)	—	(1,288)
Proceeds from borrowings	—	—	—	—	516	—	516
Proceeds from collateralized obligation	—	—	—	—	5,175	—	5,175
Repurchases and repayments of debt	(5,513)	—	—	(2,008)	(2,454)	—	(9,975)
Repurchases of common stock under repurchase program and employee plans	(432)	—	—	—	—	—	(432)
Dividends paid	(2,778)	—	—	—	—	—	(2,778)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(235)	—	(235)
Other	(5)	—	—	(40)	236	—	191
Net cash provided by (used in) financing activities	(8,728)	—	—	(2,048)	1,950	—	(8,826)
Impact of foreign currency on cash, cash equivalents and restricted cash	(1)	—	—	—	(30)	—	(31)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(142)	(165)	—	(307)
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	416	3,493	—	3,909
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$274	$3,328	$—	$3,602

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,461)	$137	$(206)	$(1,047)	$21,084	$—	$18,507
Investing Activities:
Net transactions with affiliates	(1,087)	(586)	206	800	667	—	—
Capital expenditures	(15)	—	—	—	(6,592)	—	(6,607)
Cash paid for intangible assets	(3)	—	—	—	(1,372)	—	(1,375)
Acquisitions and construction of real estate properties	(94)	—	—	—	(35)	—	(129)
Construction of Universal Beijing Resort	—	—	—	—	(257)	—	(257)
Acquisitions, net of cash acquired	—	—	—	—	(88)	—	(88)
Proceeds from sales of investments	—	—	—	67	60	—	127
Purchases of investments	(118)	—	—	(50)	(672)	—	(840)
Other	—	449	—	—	130	—	579
Net cash provided by (used in) investing activities	(1,317)	(137)	206	817	(8,159)	—	(8,590)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	2,117	—	—	—	792	—	2,909
Proceeds from borrowings	9,386	—	—	—	464	—	9,850
Repurchases and repayments of debt	(1,900)	—	—	(3)	(2,502)	—	(4,405)
Repurchases of common stock under repurchase program and employee plans	(4,282)	—	—	—	—	—	(4,282)
Dividends paid	(2,487)	—	—	—	—	—	(2,487)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(209)	—	(209)
Other	(56)	—	—	—	(186)	—	(242)
Net cash provided by (used in) financing activities	2,778	—	—	(3)	(1,641)	—	1,134
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	—	(233)	11,284	—	11,051
Cash, cash equivalents and restricted cash, beginning of period	—	—	—	496	3,075	—	3,571
Cash, cash equivalents and restricted cash, end of period	$—	$—	$—	$263	$14,359	$—	$14,622

Comcast Corporation

Condensed Consolidating Balance Sheet
September 30, 2019

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$274	$3,233	$—	$3,507
Receivables, net	—	—	—	—	10,684	—	10,684
Programming rights	—	—	—	—	3,457	—	3,457
Other current assets	128	22	—	23	4,502	—	4,675
Total current assets	128	22	—	297	21,876	—	22,323
Film and television costs	—	—	—	—	8,647	—	8,647
Investments	275	12	159	1,039	5,988	—	7,473
Investment securing collateralized obligation	—	—	—	—	816	—	816
Investments in and amounts due from subsidiaries eliminated upon consolidation	158,369	149,186	132,753	54,857	98,744	(593,909)	—
Property and equipment, net	664	—	—	—	46,126	—	46,790
Franchise rights	—	—	—	—	59,365	—	59,365
Goodwill	—	—	—	—	66,913	—	66,913
Other intangible assets, net	8	—	—	—	35,156	—	35,164
Other noncurrent assets, net	1,025	166	—	95	8,014	(417)	8,883
Total assets	$160,469	$149,386	$132,912	$56,288	$351,645	$(594,326)	$256,374
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$10,198	$—	$10,198
Accrued participations and residuals	—	—	—	—	1,615	—	1,615
Deferred revenue	—	—	—	—	2,944	—	2,944
Accrued expenses and other current liabilities	2,421	244	256	415	6,857	—	10,193
Current portion of long-term debt	—	—	—	7	1,032	—	1,039
Total current liabilities	2,421	244	256	422	22,646	—	25,989
Long-term debt, less current portion	76,654	152	2,100	5,751	15,190	—	99,847
Collateralized obligation	—	—	—	—	5,165	—	5,165
Deferred income taxes	—	344	—	68	28,142	(562)	27,992
Other noncurrent liabilities	3,250	—	—	1,555	11,903	145	16,853
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,368	—	1,368
Equity:
Common stock	54	—	—	—	—	—	54
Other shareholders’ equity	78,090	148,646	130,556	48,492	266,215	(593,909)	78,090
Total Comcast Corporation shareholders’ equity	78,144	148,646	130,556	48,492	266,215	(593,909)	78,144
Noncontrolling interests	—	—	—	—	1,016	—	1,016
Total equity	78,144	148,646	130,556	48,492	267,231	(593,909)	79,160
Total liabilities and equity	$160,469	$149,386	$132,912	$56,288	$351,645	$(594,326)	$256,374

Comcast Corporation

Condensed Consolidating Balance Sheet
December 31, 2018

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$416	$3,398	$—	$3,814
Receivables, net	—	—	—	—	11,104	—	11,104
Programming rights	—	—	—	—	3,746	—	3,746
Other current assets	66	20	—	28	3,070	—	3,184
Total current assets	66	20	—	444	21,318	—	21,848
Film and television costs	—	—	—	—	7,837	—	7,837
Investments	270	11	143	790	6,669	—	7,883
Investments in and amounts due from subsidiaries eliminated upon consolidation	157,264	147,028	130,214	53,853	97,872	(586,231)	—
Property and equipment, net	670	—	—	—	43,767	—	44,437
Franchise rights	—	—	—	—	59,365	—	59,365
Goodwill	—	—	—	—	66,154	—	66,154
Other intangible assets, net	11	—	—	—	38,347	—	38,358
Other noncurrent assets, net	1,057	208	—	85	4,910	(458)	5,802
Total assets	$159,338	$147,267	$130,357	$55,172	$346,239	$(586,689)	$251,684
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$2	$—	$—	$—	$8,492	$—	$8,494
Accrued participations and residuals	—	—	—	—	1,808	—	1,808
Deferred revenue	—	—	—	—	2,182	—	2,182
Accrued expenses and other current liabilities	2,357	150	360	282	7,572	—	10,721
Current portion of long-term debt	699	—	—	4	3,695	—	4,398
Total current liabilities	3,058	150	360	286	23,749	—	27,603
Long-term debt, less current portion	81,661	146	2,100	7,748	15,690	—	107,345
Deferred income taxes	—	314	—	65	27,734	(524)	27,589
Other noncurrent liabilities	3,006	—	—	1,201	11,056	66	15,329
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,316	—	1,316
Equity:
Common stock	54	—	—	—	—	—	54
Other shareholders’ equity	71,559	146,657	127,897	45,872	265,805	(586,231)	71,559
Total Comcast Corporation shareholders’ equity	71,613	146,657	127,897	45,872	265,805	(586,231)	71,613
Noncontrolling interests	—	—	—	—	889	—	889
Total equity	71,613	146,657	127,897	45,872	266,694	(586,231)	72,502
Total liabilities and equity	$159,338	$147,267	$130,357	$55,172	$346,239	$(586,689)	$251,684

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
Cable Communications Segment
Comcast Cable is one of the nation’s largest providers of high-speed internet, video, voice, wireless, and security and automation services (“cable services”) to residential customers under the Xfinity brand; we also provide these and other services to business customers and sell advertising. As of September 30, 2019, our cable systems had 31.2 million total customer relationships, including 28.8 million residential and 2.4 million business customer relationships, and passed approximately 59 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers that subscribe to our cable services, which we market individually and as bundled services, and from the sale of advertising.
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

Theme Parks
Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, we are developing a theme park in Beijing, China along with a consortium of Chinese state-owned companies, and an additional theme park in Orlando, Florida. Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks.
Sky Segment
Our Sky segment consists of the operations of Sky, one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, high-speed internet, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks. As of September 30, 2019, Sky had 23.9 million retail customer relationships.
Corporate and Other
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania. We are also pursuing other business initiatives, such as the development of Peacock, NBCUniversal’s direct-to-consumer streaming service.
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
Revenue in our Cable Communications, Cable Networks, Broadcast Television and Sky segments is subject to cyclical advertising patterns and changes in viewership levels. Advertising revenue in the U.S. is generally higher in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. Advertising revenue in the U.S. is also cyclical, with a benefit in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired, which typically results in higher advertising revenue in the second and fourth quarters of each year. The results of Sky’s advertising business are subject to cyclical advertising patterns and changes in viewership levels. This includes seasonally higher audience levels in winter months and increased competition during major sporting events where public service broadcasters lease the rights, such as the Olympic Games and the FIFA World Cup™. The results for Sky’s content business are also subject to fluctuations as a result of changes in timing, nature and quantity of original programming distributed to other markets.
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
Exclusive tier one sports rights, such as local European and UEFA Champions League soccer, Formula 1, and English cricket, play a key role within Sky’s wider content strategy. In Europe broadcasting rights for tier one sports are usually tendered through a competitive auction process, with the winning bidder or bidders acquiring rights over a three to five-year period. This creates some level of cyclicality for Sky, although the staggered timing of tier one sports rights auctions usually gives Sky time to react to any material changes in the competitive dynamics of the prevailing market.
Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Revenue	$26,827	$22,135	21.2%	$80,544	$66,661	20.8%
Costs and Expenses:
Programming and production	8,316	6,711	23.9	25,140	20,440	23.0
Other operating and administrative	8,090	6,444	25.5	24,076	19,323	24.6
Advertising, marketing and promotion	1,901	1,667	14.1	5,674	4,924	15.2
Depreciation	2,124	2,038	4.2	6,561	6,070	8.1
Amortization	1,056	580	81.5	3,215	1,750	83.6
Other operating gains	—	(141)	NM	—	(341)	NM
Operating income	5,340	4,836	10.4	15,878	14,495	9.5
Interest expense	(1,167)	(830)	40.6	(3,454)	(2,413)	43.1
Investment and other income (loss), net	(110)	(111)	(0.3)	511	92	NM
Income before income taxes	4,063	3,895	4.3	12,935	12,174	6.2
Income tax expense	(775)	(999)	(22.5)	(2,812)	(2,894)	(2.8)
Net income	3,288	2,896	13.6	10,123	9,280	9.1
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	71	10	NM	228	60	NM
Net income attributable to Comcast Corporation	$3,217	$2,886	11.5%	$9,895	$9,220	7.3%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.71	$0.63	12.7%	$2.18	$2.00	9.0%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.70	$0.62	12.9%	$2.15	$1.98	8.6%

Adjusted EBITDA(a)	$8,553	$7,313	17.0%	$25,822	$21,974	17.5%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding. Percentage changes that are considered not meaningful are denoted with NM.

(a)
Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 44 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

The comparability of our consolidated results of operations was impacted by the Sky transaction in the fourth quarter of 2018. Sky’s results of operations are included in our condensed consolidated financial statements following the October 9, 2018 acquisition date.
Consolidated Revenue
Consolidated revenue increased for the three and nine months ended September 30, 2019 primarily due to the acquisition of Sky. Our Cable Communications and Theme Parks segments accounted for the remaining increase in consolidated revenue for the three and nine months ended September 30, 2019, which was partially offset by decreases in revenue in our Broadcast Television, Filmed Entertainment and Cable Networks segments. Consolidated revenue for the nine months ended September 30, 2018 included revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl in February 2018.
Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our business development initiatives and other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Costs and Expenses
Consolidated operating costs and expenses increased for the three and nine months ended September 30, 2019 primarily due to the acquisition of Sky. Our Cable Communications and Theme Parks segments accounted for the remaining increase in consolidated operating costs and expenses for the three and nine months ended September 30, 2019, which was partially offset by decreases in operating costs and expenses in our Broadcast Television, Filmed Entertainment and Cable Networks segments. Consolidated operating costs and expenses for the nine months ended September 30, 2018 included costs associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl in February 2018.
Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Cable Communications	$1,967	$2,077	(5.3)%	$6,038	$6,161	(2.0)%
NBCUniversal	537	514	4.3	1,579	1,577	—
Sky	644	—	NM	2,058	—	NM
Corporate and Other	32	27	18.6	101	82	26.0
Total	$3,180	$2,618	21.4%	$9,776	$7,820	25.0%
Consolidated depreciation and amortization expense increased for the three and nine months ended September 30, 2019 primarily due to depreciation and amortization expense related to Sky. During the first quarter of 2019, we recorded adjustments to the purchase price allocation of Sky, primarily related to intangible assets and property and equipment. This change resulted in an adjustment recorded in the first quarter of 2019 related to the fourth quarter of 2018 that increased depreciation and amortization expense by $53 million.
Amortization expense from acquisition-related intangible assets, such as customer relationships, totaled $486 million and $1.5 billion for the three and nine months ended September 30, 2019, respectively. Amortization expense from acquisition-related intangible assets, such as customer relationships, totaled $198 million and $639 million for the three and nine months ended September 30, 2018, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011 (see Note 6 to Comcast’s condensed consolidated financial statements for additional information on the Sky transaction).
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

Consolidated Interest Expense
Consolidated interest expense increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to increases in our debt outstanding associated with the financing of and debt assumed in connection with the Sky transaction in the fourth quarter of 2018, as well as a $56 million charge recorded in the third quarter of 2019 related to the early redemption of debt.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Equity in net income (losses) of investees, net	$(355)	$(76)	$(295)	$(56)
Realized and unrealized gains (losses) on equity securities, net	174	(38)	582	(50)
Other income (loss), net	71	3	224	198
Total	$(110)	$(111)	$511	$92
Equity in Net Income (Losses) of Investees, Net
The changes in equity in net income (losses) of investees, net for the three and nine months ended September 30, 2019 compared to the same periods in 2018 were primarily related to our equity method investments in Atairos and Hulu. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments. The losses at Hulu were primarily due to programming, advertising and marketing costs, and higher other administrative expenses. The equity in net income (losses) of Atairos and Hulu for the three and nine months ended September 30, 2019 and 2018 are presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Atairos	$(262)	$38	$6	$224
Hulu	$(101)	$(132)	$(351)	$(370)
Realized and Unrealized Gains (Losses) on Equity Securities, Net
The realized and unrealized gains (losses) on equity securities, net for the three and nine months ended September 30, 2019 were primarily due to unrealized gains of $45 million and $303 million, respectively, related to our investment in Snap, and a $150 million gain related to our investment in Peloton as a result of its initial public offering in the third quarter of 2019.
Other Income (Loss), Net
Other income (loss), net included $219 million of gains recorded in the first and third quarters of 2019 related to the dilution of our Hulu ownership and $90 million of losses due to equity method investment impairments in the second and third quarters of 2019. Other income (loss), net included a $64 million gain related to the sale of our investment in the Weather Channel cable network in the first quarter of 2018. See Note 9 to Comcast’s condensed consolidated financial statements and Note 8 to NBCUniversal’s condensed consolidated financial statements for further information.
Consolidated Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2019 and 2018 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to state and federal tax law changes that were enacted in 2018 resulting in $148 million of higher income tax expense in the third quarter of 2018 and $125 million of benefits related to state income tax adjustments recognized in the third quarter of 2019, partially offset by higher taxable income from operations. We also recognized an income tax benefit of $128 million during the first quarter of 2018 related to the enactment of federal tax legislation in 2018.
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
Cable Communications Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Residential:
High-speed internet	$4,721	$4,321	$400	9.3%
Video	5,541	5,591	(50)	(0.9)
Voice	963	982	(19)	(1.9)
Wireless	326	236	90	38.1
Business services	1,971	1,803	168	9.3
Advertising	603	684	(81)	(11.9)
Other	459	406	53	13.4
Total revenue	14,584	14,023	561	4.0
Operating costs and expenses
Programming	3,315	3,309	6	0.2
Technical and product support	2,066	1,885	181	9.6
Customer service	628	636	(8)	(1.3)
Advertising, marketing and promotion	1,024	1,007	17	1.7
Franchise and other regulatory fees	408	393	15	4.1
Other	1,342	1,359	(17)	(1.2)
Total operating costs and expenses	8,783	8,589	194	2.3
Adjusted EBITDA	$5,801	$5,434	$367	6.7%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Residential:
High-speed internet	$13,961	$12,740	$1,221	9.6%
Video	16,763	16,878	(115)	(0.7)
Voice	2,935	2,982	(47)	(1.6)
Wireless	795	623	172	27.6
Business services	5,795	5,290	505	9.5
Advertising	1,766	1,932	(166)	(8.6)
Other	1,299	1,193	106	8.8
Total revenue	43,314	41,638	1,676	4.0
Operating costs and expenses
Programming	10,106	9,947	159	1.6
Technical and product support	5,844	5,583	261	4.7
Customer service	1,877	1,912	(35)	(1.8)
Advertising, marketing and promotion	3,000	2,966	34	1.2
Franchise and other regulatory fees	1,189	1,188	1	0.2
Other	3,915	3,942	(27)	(0.7)
Total operating costs and expenses	25,931	25,538	393	1.5
Adjusted EBITDA	$17,383	$16,100	$1,283	8.0%

Customer Metrics

			Net Additions
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2019	2018	2019	2018	2019	2018
Customer relationships
Residential customer relationships	28,797	27,869	288	270	688	685
Business services customer relationships	2,377	2,274	21	30	74	94
Total customer relationships	31,173	30,143	309	299	762	779
Residential customer relationships mix
One product customers	9,905	8,864	379	270	890	689
Two product customers	8,915	8,958	(38)	(22)	(78)	(60)
Three or more product customers	9,977	10,047	(53)	22	(125)	55
High-speed internet
Residential customers	25,990	24,774	359	334	893	910
Business services customers	2,197	2,098	20	29	71	92
Total high-speed internet customers	28,186	26,871	379	363	964	1,002
Video
Residential customers	20,421	20,978	(222)	(95)	(539)	(325)
Business services customers	983	1,037	(16)	(11)	(45)	(17)
Total video customers	21,403	22,015	(238)	(106)	(583)	(342)
Voice
Residential customers	9,945	10,164	(63)	(49)	(208)	(151)
Business services customers	1,334	1,283	10	13	37	46
Total voice customers	11,278	11,447	(53)	(35)	(171)	(105)
Security and automation
Security and automation customers	1,365	1,277	8	42	48	147
Wireless
Wireless lines	1,791	1,009	204	228	555	628
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our cable services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional cable services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) advanced services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is counted as a single customer. Residential high-speed internet and video customers as of September 30, 2019 included prepaid customers totaling approximately 184,000 and 6,000, respectively. Wireless lines represent the number of activated eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines.
Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2019 was $156.72 and $156.29, respectively. Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2018 was $155.84 and $155.49, respectively. This metric is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our high-speed internet, video, voice and wireless services is also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship.
Average monthly Adjusted EBITDA per customer relationship for the three and nine months ended September 30, 2019 was $62.34 and $62.72, respectively. Average monthly Adjusted EBITDA per customer relationship for the three and nine months ended September 30, 2018 was $60.39 and $60.13, respectively. Each of our cable services has a different contribution to operating margin. We use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across our service offerings. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses, including residential high-speed internet and business services.

Cable Communications Segment – Revenue
High-Speed Internet
High-speed internet revenue increased 9.3% and 9.6% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Increases in the number of residential customers receiving our high-speed internet services accounted for increases in revenue of 4.9% and 5.0% for the three and nine months ended September 30, 2019, respectively. The remaining increases in revenue for the three and nine months ended September 30, 2019 were primarily due to increases in average rates.
Video
Video revenue was flat for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to declines in the number of residential video customers, partially offset by increases in average rates.
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
Voice
Voice revenue decreased 1.9% and 1.6% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to declines in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Wireless revenue increased 38.1% and 27.6% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to increases in the number of customer lines. For the nine months ended September 30, 2019, while the number of customer lines increased, the sales of handsets declined due to customers electing to bring their own device.
Business Services
Business services revenue increased 9.3% and 9.5% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to increases in the number of customers receiving our services and increases in average rates.
Advertising
Advertising revenue decreased 11.9% and 8.6% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to decreases in political advertising revenue. Excluding the impact of political advertising revenue, advertising revenue increased 1.2% for the three months ended September 30, 2019 and decreased 1.1% for the nine months ended September 30, 2019, compared to the same periods in 2018.
For the three and nine months ended September 30, 2019, 8% and 6% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments, respectively. For both the three and nine months ended September 30, 2018, 4% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Other revenue increased 13.4% and 8.8% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to increases from the timing of revenue from the licensing of our technology platforms to other multichannel video providers and from our security and automation services.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses were flat for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to increases in retransmission consent and sports programming fees, offset by declines in the number of video subscribers. Programming expenses increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to increases in retransmission consent and sports programming fees, partially offset by declines in the number of video subscribers. We anticipate that our programming expenses will continue to increase, which may be at rates higher than those experienced recently, due to the timing of contract renewals in the future.

Technical and product support expenses increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increases were primarily due to expenses related to the continued development, deployment and support of our products and services, expenses related to the continued growth in business services and increased costs associated with our wireless phone service. The increases in wireless phone service costs were primarily due to increases in the number of lines. For the nine months ended September 30, 2019, while customer lines increased, the costs of handsets sold decreased due to customers electing to bring their own device, which partially offset an increase in variable network fees.
Customer service expenses decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to lower personnel costs.
Advertising, marketing and promotion expenses increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to increases in spending associated with attracting new customers. The increase for the nine months ended September 30, 2019 was partially offset by the absence of advertising expenses associated with the 2018 PyeongChang Olympics.
Franchise and other regulatory fees increased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to an increase in the related rates of these fees, partially offset by a decrease in the revenue to which the fees apply. Franchise and other regulatory fees were flat for the nine months ended September 30, 2019 compared to the same period in 2018.
Other operating costs and expenses were flat for the three and nine months ended September 30, 2019 compared to the same periods in 2018.
Cable Communications Segment – Operating Margin
Our Cable Communications segment operating margin is Adjusted EBITDA as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers.
Our Cable Communications segment operating margin for the three and nine months ended September 30, 2019 was 39.8% and 40.1%, respectively. Our Cable Communications segment operating margin for the three and nine months ended September 30, 2018 was 38.8% and 38.7%, respectively. We continue to focus on growing our higher-margin businesses, particularly residential high-speed internet and business services, and on improving losses related to our wireless phone service and overall operating cost management. Losses from our wireless phone service were $94 million and $285 million for the three and nine months ended September 30, 2019, respectively, compared to losses of $178 million and $552 million for the three and nine months ended September 30, 2018, respectively.
NBCUniversal Segments Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Cable Networks	$2,771	$2,850	$(79)	(2.8)%
Broadcast Television	2,230	2,452	(222)	(9.1)
Filmed Entertainment	1,706	1,819	(113)	(6.2)
Theme Parks	1,631	1,528	103	6.8
Headquarters, other and eliminations	(43)	(53)	10	NM
Total revenue	$8,295	$8,596	$(301)	(3.5)%
Adjusted EBITDA
Cable Networks	$955	$959	$(4)	(0.4)%
Broadcast Television	338	321	17	5.1
Filmed Entertainment	195	214	(19)	(8.7)
Theme Parks	731	725	6	0.9
Headquarters, other and eliminations	(128)	(162)	34	NM
Total Adjusted EBITDA	$2,091	$2,057	$34	1.6%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Cable Networks	$8,586	$8,881	$(295)	(3.3)%
Broadcast Television	7,099	8,340	(1,241)	(14.9)
Filmed Entertainment	4,931	5,176	(245)	(4.7)
Theme Parks	4,371	4,170	201	4.8
Headquarters, other and eliminations	(173)	(201)	28	NM
Total revenue	$24,814	$26,366	$(1,552)	(5.9)%
Adjusted EBITDA
Cable Networks	$3,418	$3,389	$29	0.9%
Broadcast Television	1,259	1,245	14	1.1
Filmed Entertainment	742	555	187	33.7
Theme Parks	1,819	1,789	30	1.7
Headquarters, other and eliminations	(486)	(500)	14	NM
Total Adjusted EBITDA	$6,752	$6,478	$274	4.2%
Percentage changes that are considered not meaningful are denoted with NM.
Cable Networks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Distribution	$1,681	$1,655	$26	1.6%
Advertising	809	812	(3)	(0.3)
Content licensing and other	281	383	(102)	(27.2)
Total revenue	2,771	2,850	(79)	(2.8)
Operating costs and expenses
Programming and production	1,323	1,393	(70)	(5.0)
Other operating and administrative	375	366	9	2.3
Advertising, marketing and promotion	118	132	(14)	(10.6)
Total operating costs and expenses	1,816	1,891	(75)	(4.0)
Adjusted EBITDA	$955	$959	$(4)	(0.4)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Distribution	$5,123	$5,166	$(43)	(0.8)%
Advertising	2,592	2,718	(126)	(4.6)
Content licensing and other	871	997	(126)	(12.8)
Total revenue	8,586	8,881	(295)	(3.3)
Operating costs and expenses
Programming and production	3,740	4,033	(293)	(7.3)
Other operating and administrative	1,104	1,092	12	0.9
Advertising, marketing and promotion	324	367	(43)	(11.7)
Total operating costs and expenses	5,168	5,492	(324)	(5.9)
Adjusted EBITDA	$3,418	$3,389	$29	0.9%

Cable Networks Segment – Revenue
Cable Networks revenue decreased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to decreases in content licensing and other revenue, partially offset by an increase in distribution revenue. The decrease in content licensing and other revenue was due to the timing of content provided under our licensing agreements. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals, which were partially offset by increased declines in the number of subscribers at our cable networks. Advertising revenue was flat compared to the same period in 2018 due to higher prices for advertising units sold, which were offset by audience ratings declines at our networks.
Cable Networks revenue decreased for the nine months ended September 30, 2019 compared to the same period in 2018 due to decreases in advertising revenue, content licensing and other revenue, and distribution revenue. The decrease in advertising and distribution revenue was due to the absence of revenue resulting from our broadcast of the 2018 PyeongChang Olympics. Excluding $378 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, Cable Networks revenue increased by 1.0% for the nine months ended September 30, 2019 compared to the same period in 2018.

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Advertising	$809	$812	(0.3)%	$2,592	$2,718	(4.6)%
Advertising, excluding 2018 PyeongChang Olympics	809	812	(0.3)	2,592	2,576	0.6
Advertising revenue decreased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to our broadcast of the 2018 PyeongChang Olympics. Excluding $142 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, advertising revenue was flat compared to prior year period reflecting higher prices for advertising units sold offset by declines in audience ratings at our networks.
Content licensing revenue and other decreased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the timing of content provided under our licensing agreements.

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Distribution	$1,681	$1,655	1.6%	$5,123	$5,166	(0.8)%
Distribution, excluding 2018 PyeongChang Olympics	1,681	1,655	1.6	5,123	4,930	3.9
Distribution revenue decreased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to our broadcast of the 2018 PyeongChang Olympics. Excluding $236 million of revenue associated with our broadcast of the 2018 PyeongChang Olympics, distribution revenue increased primarily due to increases in contractual rates charged under distribution agreements and the timing of contract renewals, partially offset by increased declines in the number of subscribers at our cable networks during the quarter.
For the three and nine months ended September 30, 2019, 16% and 15%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and nine months ended September 30, 2018, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Cable Networks Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended September 30, 2019 compared to the same period in 2018 due to decreases in programming and production costs, and advertising, marketing and promotion costs, partially offset by an increase in other operating and administrative costs. The decrease in programming and production costs was primarily due to decreases in studio production costs. The decrease in advertising, marketing and promotion costs was primarily due to lower spending on marketing related to our cable networks programming and our digital properties. The increase in other operating and administrative costs was primarily due to employee-related costs.
Operating costs and expenses decreased for the nine months ended September 30, 2019 compared to the same period in 2018 due to decreases in programming and production costs, and advertising, marketing and promotion costs, partially offset by an increase in other operating and administrative costs. The decrease in programming and production costs was primarily due to the absence of costs associated with our broadcast of the 2018 PyeongChang Olympics. The decrease in advertising, marketing and promotion costs was due to lower spending on marketing related to our cable networks programming and our digital properties. The increase in other operating and administrative costs was primarily due to employee-related costs.

Broadcast Television Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Advertising	$1,191	$1,355	$(164)	(12.1)%
Content licensing	447	538	(91)	(17.0)
Distribution and other	592	559	33	5.8
Total revenue	2,230	2,452	(222)	(9.1)
Operating costs and expenses
Programming and production	1,398	1,640	(242)	(14.8)
Other operating and administrative	373	373	—	(0.2)
Advertising, marketing and promotion	121	118	3	3.1
Total operating costs and expenses	1,892	2,131	(239)	(11.2)
Adjusted EBITDA	$338	$321	$17	5.1%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Advertising	$3,837	$5,107	$(1,270)	(24.9)%
Content licensing	1,479	1,541	(62)	(4.0)
Distribution and other	1,783	1,692	91	5.3
Total revenue	7,099	8,340	(1,241)	(14.9)
Operating costs and expenses
Programming and production	4,344	5,604	(1,260)	(22.5)
Other operating and administrative	1,150	1,129	21	1.8
Advertising, marketing and promotion	346	362	(16)	(4.3)
Total operating costs and expenses	5,840	7,095	(1,255)	(17.7)
Adjusted EBITDA	$1,259	$1,245	$14	1.1%
Broadcast Television Segment – Revenue
Broadcast Television revenue decreased for the three months ended September 30, 2019 compared to the same period in 2018 due to decreases in advertising revenue and content licensing revenue, partially offset by an increase in distribution and other revenue. The decrease in advertising revenue was primarily due to the absence of revenue associated with Telemundo’s broadcast of the 2018 FIFA World Cup Russia™. Excluding this event, advertising revenue decreased reflecting continued ratings declines, partially offset by higher pricing for advertising units sold. The decrease in content licensing revenue was primarily due to timing of content provided under our licensing agreements. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements.
Broadcast Television revenue decreased for the nine months ended September 30, 2019 compared to the same period in 2018 due to decreases in advertising revenue resulting from our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, as well as content licensing revenue, which were partially offset by an increase in distribution and other revenue. Excluding $1.2 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, Broadcast Television revenue decreased 0.7% for the nine months ended September 30, 2019 compared to the same period in 2018.

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Advertising	$1,191	$1,355	(12.1)%	$3,837	$5,107	(24.9)%
Advertising, excluding 2018 PyeongChang Olympics and 2018 Super Bowl	1,191	1,355	(12.1)	3,837	4,026	(4.7)
Advertising revenue decreased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the absence of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl. Excluding $1.1 billion of revenue associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl, advertising revenue decreased due to the absence of revenue associated with Telemundo’s broadcast of the 2018 FIFA World Cup Russia™, as well as the impact of continued declines in audience ratings, partially offset by higher pricing for advertising units sold.

Content licensing revenue increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the timing of content provided under our licensing agreements.

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	%	2019	2018	%
Distribution and other	$592	$559	5.8%	$1,783	$1,692	5.3%
Distribution and other, excluding 2018 PyeongChang Olympics	592	559	5.8	1,783	1,580	12.8
Distribution and other revenue increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to increases in fees recognized under our retransmission consent agreements, which was partially offset by the absence of $112 million of revenue resulting from our broadcast of the 2018 PyeongChang Olympics.
Broadcast Television Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to the decrease in programming and production costs. The decrease in programming and production costs was due to the absence of programming and production costs associated with Telemundo’s broadcast of the 2018 FIFA World Cup Russia™ and lower studio production costs in the current year period compared to the same period in 2018.
Operating costs and expenses decreased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to a decrease in programming and production costs. The decrease in programming and production costs was primarily due to the absence of costs associated with our broadcasts of the 2018 PyeongChang Olympics and the 2018 Super Bowl.
Filmed Entertainment Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Theatrical	$549	$601	$(52)	(8.8)%
Content licensing	737	719	18	2.6
Home entertainment	185	260	(75)	(28.5)
Other	235	239	(4)	(2.1)
Total revenue	1,706	1,819	(113)	(6.2)
Operating costs and expenses
Programming and production	867	914	(47)	(5.1)
Other operating and administrative	277	267	10	3.0
Advertising, marketing and promotion	367	424	(57)	(13.4)
Total operating costs and expenses	1,511	1,605	(94)	(5.9)
Adjusted EBITDA	$195	$214	$(19)	(8.7)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue
Theatrical	$1,246	$1,564	$(318)	(20.3)%
Content licensing	2,266	2,100	166	7.9
Home entertainment	681	733	(52)	(7.0)
Other	738	779	(41)	(5.3)
Total revenue	4,931	5,176	(245)	(4.7)
Operating costs and expenses
Programming and production	2,201	2,492	(291)	(11.7)
Other operating and administrative	832	869	(37)	(4.3)
Advertising, marketing and promotion	1,156	1,260	(104)	(8.2)
Total operating costs and expenses	4,189	4,621	(432)	(9.3)
Adjusted EBITDA	$742	$555	$187	33.7%

Filmed Entertainment Segment – Revenue
Filmed Entertainment revenue decreased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to decreases in home entertainment and theatrical revenue, which were partially offset by an increase in content licensing revenue. The decrease in home entertainment revenue was primarily due to higher sales of 2018 releases, including Jurassic World: Fallen Kingdom, compared to the sales of 2019 releases, including Secret Life of Pets 2. The decrease in theatrical revenue was primarily due to the strength and volume of releases in the prior year period, including Jurassic World: Fallen Kingdom and Mamma Mia! Here We Go Again, which were partially offset by releases in our 2019 film slate, including Fast & Furious Presents: Hobbs & Shaw. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements.
Filmed Entertainment revenue decreased for the nine months ended September 30, 2019 compared to the same period in 2018 due to decreases in theatrical, home entertainment, and other revenue, which were partially offset by an increase in content licensing revenue. The decrease in theatrical revenue was due to the strong performances of several releases in our 2018 film slate, including Jurassic World: Fallen Kingdom and Mamma Mia! Here We Go Again, which were partially offset by releases in our 2019 film slate, including Fast & Furious Presents: Hobbs & Shaw, How to Train Your Dragon: The Hidden World, and Secret Life of Pets 2. The decrease in home entertainment revenue was primarily due to higher sales of 2018 releases, including Jurassic World: Fallen Kingdom, compared to the sales of 2019 releases, including How to Train Your Dragon: The Hidden World, Dr. Seuss’ The Grinch, and Secret Life of Pets 2. The decrease in other revenue was primarily due to the absence of revenue associated with the sale of a business in 2018. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements.
Filmed Entertainment Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to decreases in advertising, marketing and promotion costs and programming and production costs. The decrease in advertising, marketing and promotion costs was due to higher spending on the marketing of prior period releases. The decrease in programming and production costs was primarily due to higher amortization of film production costs in the prior year period.
Operating costs and expenses decreased for the nine months ended September 30, 2019 compared to the same period in 2018 due to decreases in programming and productions costs, advertising, marketing and promotion costs, and other operating and administrative costs. The decrease in programming and production costs was primarily due to higher amortization of film production costs in the prior year period. The decrease in advertising, marketing and promotion costs was due to a higher spending on the marketing of prior period releases. The decrease in other operating and administrative costs was due to the absence of expenses associated with the sale of a business in 2018 and a reduction in employee-related costs.
Theme Parks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$1,631	$1,528	$103	6.8%
Operating costs and expenses	900	803	97	12.0
Adjusted EBITDA	$731	$725	$6	0.9%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$4,371	$4,170	$201	4.8%
Operating costs and expenses	2,552	2,381	171	7.2
Adjusted EBITDA	$1,819	$1,789	$30	1.7%
Theme Parks Segment – Revenue
Theme Parks revenue increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily reflecting higher attendance in 2019 due, in part, to natural disasters that negatively impacted attendance in Japan in the prior year periods.
Theme Parks Segment – Operating Costs and Expenses
Theme Parks operating costs and expenses increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to higher costs to operate the parks and attractions.

Sky Segment Results of Operations
The discussion below compares Sky’s actual results for the three and nine months ended September 30, 2019 to pro forma results for Sky for the three and nine months ended September 30, 2018. The pro forma segment information includes adjustments as if the Sky transaction occurred on January 1, 2017. Our pro forma data is also adjusted for the effects of acquisition accounting and eliminating the costs and expenses directly related to the transaction but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the Sky business since January 1, 2017, nor of our future results.

	Three Months Ended September 30
	Actual	Pro Forma	Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2019	2018	$	%	%
Revenue
Direct-to-consumer	$3,793	$3,920	$(127)	(3.2)%	1.9%
Content	315	288	27	9.4	15.4
Advertising	446	545	(99)	(18.2)	(13.8)
Total revenue	4,554	4,753	(199)	(4.2)	0.9
Operating costs and expenses
Programming and production	2,003	1,957	46	2.4	7.6
Direct network costs	419	405	14	3.5	9.2
Other	1,233	1,741	(508)	(29.1)	(25.3)
Total operating costs and expenses	3,655	4,103	(448)	(10.9)	(6.2)
Adjusted EBITDA	$899	$650	$249	38.3%	46.0%

	Nine Months Ended September 30
	Actual	Pro Forma	Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2019	2018	$	%	%
Revenue
Direct-to-consumer	$11,516	$12,101	$(585)	(4.8)%	1.1%
Content	1,061	885	176	20.0	26.9
Advertising	1,602	1,807	(205)	(11.3)	(6.0)
Total revenue	14,179	14,793	(614)	(4.1)	1.8
Operating costs and expenses
Programming and production	6,543	6,440	103	1.6	7.9
Direct network costs	1,218	1,206	12	1.0	7.2
Other	4,084	5,018	(934)	(18.6)	(13.7)
Total operating costs and expenses	11,845	12,664	(819)	(6.5)	(0.7)
Adjusted EBITDA	$2,334	$2,129	$205	9.6%	16.7%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding

(a)
Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 44 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics

			Net Additions
	September 30		Three Months Ended September 30		Nine Months Ended September 30
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
(in thousands)	2019	2018	2019	2018	2019	2018
Total customer relationships	23,918	23,436	(99)	426	317	571
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
Sky Segment – Revenue
Direct-to-Consumer
Direct-to-consumer revenue decreased 3.2% and 4.8% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Excluding the impact of foreign currency, direct-to-consumer revenue increased 1.9% and 1.1% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to increases in customer relationships, partially offset by decreases in average revenue per customer relationship.
Content
Content revenue increased 9.4% and 20.0% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Excluding the impact of foreign currency, content revenue increased 15.4% and 26.9% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, reflecting the monetization of our slate of original programming and the wholesaling of sports programming, including exclusive sports rights recently acquired in Italy and Germany.
Advertising
Advertising revenue decreased 18.2% and 11.3% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Excluding the impact of foreign currency, advertising revenue decreased 13.8% and 6.0% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, reflecting the impact of changes in legislation related to gambling advertisements in the U.K. and Italy that occurred in the third quarter of 2019, as well as overall market weakness.
Sky Segment – Operating Costs and Expenses
Programming and production costs increased 2.4% and 1.6% for the three and nine months ended September 30, 2019, compared to the same periods in 2018. Excluding the impact of foreign currency, programming and production costs increased 7.6% and 7.9% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to sports programming contracts.
Direct network costs increased 3.5% for the three months ended September 30, 2019 and were flat for the nine months ended September 30, 2019 compared to the same periods in 2018. Excluding the impact of foreign currency, direct network costs increased 9.2% and 7.2% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to increases in costs associated with Sky’s wireless phone service as a result of increases in the number of customers receiving the service.
Other expenses decreased 29.1% and 18.6% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Excluding the impact of foreign currency, other expenses decreased 25.3% and 13.7% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to contract termination costs and costs related to a settlement in the prior year periods, and a favorable settlement in the current year period.

Corporate and Other Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$42	$73	$(31)	(42.5)%
Operating costs and expenses	312	261	51	19.3
Adjustment for Sky transaction-related costs	(33)	—	(33)	NM
Adjusted EBITDA	$(237)	$(188)	$(49)	(25.9)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2019	2018	$	%
Revenue	$206	$412	$(206)	(49.9)%
Operating costs and expenses	1,011	978	33	3.5
Adjustment for Sky transaction-related costs	(168)	—	(168)	NM
Adjusted EBITDA	$(637)	$(566)	$(71)	(12.7)%
Corporate and Other – Revenue
Other revenue primarily relates to revenue from Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania. We sold a controlling interest in our arena management-related businesses in the second quarter of 2018.
Corporate and Other – Operating Costs and Expenses
Operating costs and expenses primarily include overhead, personnel costs, the costs of other business initiatives, such as the development of Peacock, NBCUniversal’s direct-to-consumer streaming service, and operating costs and expenses associated with Comcast Spectacor.
Operating costs and expenses increased for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to transaction-related costs of $33 million directly related to the Sky transaction, including expenses resulting from the replacement of share-based compensation awards and costs related to integration activities, as well as costs associated with the development of Peacock.
Operating costs and expenses increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to transaction-related costs of $168 million directly related to the Sky transaction, including expenses resulting from the replacement of share-based compensation awards and costs related to integration activities, which were partially offset by the sale of a controlling interest in our arena management-related businesses in the second quarter of 2018.
Adjusted EBITDA excludes transaction-related costs directly related to the Sky transaction.
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Net income attributable to Comcast Corporation	$3,217	$2,886	$9,895	$9,220
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	71	10	228	60
Income tax expense	775	999	2,812	2,894
Interest expense	1,167	830	3,454	2,413
Investment and other (income) loss, net	110	111	(511)	(92)
Depreciation	2,124	2,038	6,561	6,070
Amortization	1,056	580	3,215	1,750
Other operating gains	—	(141)	—	(341)
Adjustment for Sky transaction-related costs	33	—	168	—
Adjusted EBITDA	$8,553	$7,313	$25,822	$21,974
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
Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended September 30			Nine Months Ended September 30
	Actual	Constant Currency	Constant Currency Growth	Actual	Constant Currency	Constant Currency Growth
(in millions)	2019	2018	%	2019	2018	%
Revenue
Direct-to-consumer	$3,793	$3,722	1.9%	$11,516	$11,395	1.1%
Content	315	273	15.4	1,061	835	26.9
Advertising	446	517	(13.8)	1,602	1,701	(6.0)
Total revenue	4,554	4,512	0.9	14,179	13,931	1.8
Operating costs and expenses
Programming and production	2,003	1,859	7.6	6,543	6,057	7.9
Direct network costs	419	384	9.2	1,218	1,137	7.2
Other	1,233	1,652	(25.3)	4,084	4,732	(13.7)
Total operating costs and expenses	3,655	3,895	(6.2)	11,845	11,926	(0.7)
Adjusted EBITDA	$899	$617	46.0%	$2,334	$2,005	16.7%

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
Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2019	2018
Operating income	$15,878	$14,495
Depreciation, amortization and other operating gains	9,776	7,479
Noncash share-based compensation	790	607
Changes in operating assets and liabilities	(1,670)	(511)
Payments of interest	(3,167)	(2,240)
Payments of income taxes	(2,490)	(1,533)
Other	345	210
Net cash provided by operating activities	$19,462	$18,507
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the timing of film and television costs at NBCUniversal and Sky, our broadcast of the 2018 Super Bowl in the prior year period, partially offset by the timing of collection on our receivables, our broadcast of the 2018 PyeongChang Olympics in the prior year period and a reduction in Cable Communications wireless inventory.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 consisted primarily of capital expenditures, purchases of investments, cash paid for intangible assets and the construction of Universal Beijing Resort. Capital expenditures increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the inclusion of spending at Sky and an increase in spending by our Theme Parks segment, partially offset by a decrease in spending by our Cable Communications segment due to lower spending on scalable infrastructure and customer premise equipment. Purchases of investments for the nine months ended September 30, 2019 consisted primarily of our cash capital contributions of $903 million to Hulu and $475 million to Atairos.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2019 consisted primarily of repayments of debt, dividend payments and repurchases of common stock under our employee plans, partially offset by proceeds from a collateralized obligation. In August 2019, we received proceeds of $5.2 billion under a term loan facility, which is fully secured, primarily by the minimum guaranteed proceeds from Disney under the put/call provisions related to our investment in Hulu. The proceeds from the collateralized obligation were used to redeem $3.4 billion of 5.15% senior notes due 2020, and to repay $906 million of our sterling-denominated term loan and our outstanding commercial paper. See Note 9 to Comcast’s condensed consolidated financial statements and Note 8 to NBCUniversal’s condensed consolidated financial statements for additional information.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repayments of our term loans and repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Notes 5 and 6 to Comcast’s condensed consolidated financial statements and Notes 4 and 5 to NBCUniversal’s condensed consolidated financial statements for additional information on our financing activities, including details of our debt repayments and borrowings.
Available Borrowings Under Credit Facilities
We also maintain significant availability under our commercial paper programs and revolving credit facilities to meet our short-term liquidity requirements.

Commercial Paper Programs
For the nine months ended September 30, 2019, we made net repayments of $673 million under our commercial paper programs. As of September 30, 2019, we had no commercial paper outstanding.
Revolving Credit Facilities
For the nine months ended September 30, 2019, we made net repayments of $615 million under Sky’s £1 billion revolving credit facility, which was terminated in February 2019. In June 2019, we amended the terms of our Comcast and NBCUniversal Enterprise revolving credit facilities to extend both facilities’ expiration dates from May 26, 2021 to May 26, 2022. As of September 30, 2019, there were no amounts outstanding under our revolving credit facilities. Amounts available under our revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit and bank guarantees, totaled $9.2 billion.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. We have paused our share repurchase program for 2019 in order to accelerate the reduction of indebtedness we incurred in connection with the acquisition of Sky and no common stock share repurchases were made under this authorization for the nine months ended September 30, 2019.
We paid $431 million for the nine months ended September 30, 2019 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2019, our Board of Directors approved a 10% increase in our dividend to $0.84 per share on an annualized basis. In July 2019, our Board of Directors approved our third quarter dividend of $0.21 per share to be paid in October 2019. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. On July 24, 2019, we paid dividends totaling $955 million.
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
We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and accounting for film and television costs are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of our cable franchise rights as of July 1, 2019 and no impairment charge was required.
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
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, filed with the Securities and Exchange Commission on October 24, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, filed with the Securities and Exchange Commission on October 24, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: October 24, 2019
NBCUniversal
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President (Principal Accounting Officer)
Date: October 24, 2019

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Revenue	$8,294	$8,625	$24,866	$26,468
Costs and Expenses:
Programming and production	3,531	3,896	10,182	11,947
Other operating and administrative	2,013	1,959	5,943	5,886
Advertising, marketing and promotion	661	704	1,994	2,124
Depreciation	259	250	755	750
Amortization	278	264	824	827
Other operating gains	—	(141)	—	(141)
Total costs and expenses	6,742	6,932	19,698	21,393
Operating income	1,552	1,693	5,168	5,075
Interest expense	(348)	(134)	(601)	(394)
Investment and other income (loss), net	169	(205)	449	(377)
Income before income taxes	1,373	1,354	5,016	4,304
Income tax expense	(63)	(112)	(239)	(291)
Net income	1,310	1,242	4,777	4,013
Less: Net income (loss) attributable to noncontrolling interests	54	11	166	22
Net income attributable to NBCUniversal	$1,256	$1,231	$4,611	$3,991
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Net income	$1,310	$1,242	$4,777	$4,013
Deferred gains (losses) on cash flow hedges, net	—	(2)	(3)	(4)
Employee benefit obligations, net	(4)	(4)	(9)	(11)
Currency translation adjustments, net	(31)	(133)	16	(144)
Comprehensive income	1,275	1,103	4,781	3,854
Less: Net income (loss) attributable to noncontrolling interests	54	11	166	22
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(23)	(20)	(25)	(45)
Comprehensive income attributable to NBCUniversal	$1,244	$1,112	$4,640	$3,877
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(in millions)	2019	2018
Operating Activities
Net income	$4,777	$4,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other operating gains	1,579	1,436
Net (gain) loss on investment activity and other	(12)	497
Deferred income taxes	(13)	21
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	284	90
Film and television costs, net	(656)	69
Accounts payable and accrued expenses related to trade creditors	(180)	(123)
Other operating assets and liabilities	(367)	(165)
Net cash provided by operating activities	5,412	5,838
Investing Activities
Capital expenditures	(1,431)	(1,135)
Cash paid for intangible assets	(199)	(374)
Note receivable from Comcast	(3,238)	(1,522)
Construction of Universal Beijing Resort	(736)	(257)
Purchases of investments	(1,017)	(450)
Other	(5)	(45)
Net cash provided by (used in) investing activities	(6,626)	(3,783)
Financing Activities
Proceeds from borrowings	572	485
Proceeds from collateralized obligation	5,175	—
Repurchases and repayments of debt	(2,739)	(387)
Proceeds from (repayments of) borrowings from Comcast, net	(79)	(1,791)
Distributions to member	(1,775)	(1,228)
Distributions to noncontrolling interests	(183)	(163)
Other	(44)	(147)
Net cash provided by (used in) financing activities	927	(3,231)
Increase (decrease) in cash, cash equivalents and restricted cash	(287)	(1,176)
Cash, cash equivalents and restricted cash, beginning of period	1,464	2,377
Cash, cash equivalents and restricted cash, end of period	$1,177	$1,201
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$1,157	$1,444
Receivables, net	7,040	7,293
Programming rights	1,461	1,323
Notes receivable from Comcast	4,192	2,054
Other current assets	1,126	1,133
Total current assets	14,976	13,247
Film and television costs	7,776	7,292
Investments	1,993	1,680
Investment securing collateralized obligation	816	—
Note receivable from Comcast	1,101	—
Property and equipment, net of accumulated depreciation of $5,639 and $4,994	14,853	13,189
Goodwill	24,128	24,118
Intangible assets, net of accumulated amortization of $9,420 and $8,590	13,100	13,666
Other noncurrent assets, net	3,444	1,822
Total assets	$82,187	$75,014
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,944	$1,933
Accrued participations and residuals	1,615	1,808
Program obligations	608	965
Deferred revenue	1,820	1,118
Accrued expenses and other current liabilities	2,052	2,195
Notes payable to Comcast	91	54
Current portion of long-term debt	246	151
Total current liabilities	8,376	8,224
Long-term debt, less current portion	10,574	12,731
Collateralized obligation	5,165	—
Accrued participations, residuals and program obligations	1,674	1,712
Other noncurrent liabilities	6,451	5,177
Commitments and contingencies
Redeemable noncontrolling interests	442	389
Equity:
Member’s capital	48,209	45,618
Accumulated other comprehensive income (loss)	283	254
Total NBCUniversal member’s equity	48,492	45,872
Noncontrolling interests	1,013	909
Total equity	49,505	46,781
Total liabilities and equity	$82,187	$75,014
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Redeemable Noncontrolling Interests
Balance, beginning of period	$401	$391	$389	$409
Contributions from (distributions to) noncontrolling interests, net	(13)	(10)	(51)	(43)
Other	3	—	3	(5)
Net income (loss)	51	6	101	26
Balance, end of period	$442	$387	$442	$387

Member’s Capital
Balance, beginning of period	$47,529	$43,777	$45,618	$42,148
Cumulative effects of adoption of accounting standards	—	—	—	(232)
Distributions to member	(576)	(238)	(2,020)	(1,228)
Other	—	1	—	92
Net income (loss)	1,256	1,231	4,611	3,991
Balance, end of period	$48,209	$44,771	$48,209	$44,771

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$295	$218	$254	$(20)
Cumulative effects of adoption of accounting standards	—	—	—	232
Other comprehensive income (loss)	(12)	(120)	29	(114)
Balance, end of period	$283	$98	$283	$98

Noncontrolling Interests
Balance, beginning of period	$988	$1,090	$909	$913
Contributions from (distributions to) noncontrolling interests, net	51	(41)	76	272
Other comprehensive income (loss)	(23)	(20)	(25)	(45)
Other	(6)	(191)	(12)	(293)
Net income (loss)	3	5	65	(4)
Balance, end of period	$1,013	$843	$1,013	$843

Total equity	$49,505	$45,712	$49,505	$45,712
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
Note 2: Segment Information
We present our operations in four reportable business segments:
Our Cable Networks segment consists primarily of our national cable networks that provide a variety of entertainment, news and information, and sports content; our regional sports and news networks; our international cable networks; our cable television studio production operations and various digital properties.
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

	Three Months Ended September 30, 2019
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,771	$955	$184	$9	$4
Broadcast Television	2,230	338	36	36	3
Filmed Entertainment	1,706	195	21	5	5
Theme Parks	1,631	731	182	400	8
Headquarters and Other(a)	21	(133)	114	55	43
Eliminations(b)	(65)	3	—	—	—
Total	$8,294	$2,089	$537	$505	$63

NBCUniversal Media, LLC

	Three Months Ended September 30, 2018
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,850	$959	$180	$11	$6
Broadcast Television	2,452	321	32	37	—
Filmed Entertainment	1,819	214	26	9	6
Theme Parks	1,528	725	170	269	23
Headquarters and Other(a)	49	(152)	106	79	43
Eliminations(b)	(73)	(1)	—	—	—
Total	$8,625	$2,066	$514	$405	$78

	Nine Months Ended September 30, 2019
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$8,586	$3,418	$549	$21	$10
Broadcast Television	7,099	1,259	115	86	9
Filmed Entertainment	4,931	742	60	13	16
Theme Parks	4,371	1,819	514	1,172	44
Headquarters and Other(a)	117	(492)	341	139	120
Eliminations(b)	(238)	1	—	—	—
Total	$24,866	$6,747	$1,579	$1,431	$199

	Nine Months Ended September 30, 2018
(in millions)	Revenue	Adjusted EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks(d)	$8,881	$3,389	$548	$22	$15
Broadcast Television(d)	8,340	1,245	106	99	75
Filmed Entertainment	5,176	555	117	24	20
Theme Parks	4,170	1,789	492	811	158
Headquarters and Other(a)	157	(464)	314	179	106
Eliminations(b)(d)	(256)	(3)	—	—	—
Total	$26,468	$6,511	$1,577	$1,135	$374

(a)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Adjusted EBITDA	$2,089	$2,066	$6,747	$6,511
Depreciation	(259)	(250)	(755)	(750)
Amortization	(278)	(264)	(824)	(827)
Other operating gains	—	141	—	141
Interest expense	(348)	(134)	(601)	(394)
Investment and other income (loss), net	169	(205)	449	(377)
Income before income taxes	$1,373	$1,354	$5,016	$4,304

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

NBCUniversal Media, LLC

Note 3: Revenue

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Distribution	$1,681	$1,655	$5,123	$5,166
Advertising	809	812	2,592	2,718
Content licensing and other	281	383	871	997
Total Cable Networks	2,771	2,850	8,586	8,881

Advertising	1,191	1,355	3,837	5,107
Content licensing	447	538	1,479	1,541
Distribution and other	592	559	1,783	1,692
Total Broadcast Television	2,230	2,452	7,099	8,340

Theatrical	549	601	1,246	1,564
Content licensing	737	719	2,266	2,100
Home entertainment	185	260	681	733
Other	235	239	738	779
Total Filmed Entertainment	1,706	1,819	4,931	5,176

Total Theme Parks	1,631	1,528	4,371	4,170
Headquarters and Other	21	49	117	157
Eliminations(a)	(65)	(73)	(238)	(256)
Total revenue	$8,294	$8,625	$24,866	$26,468

(a)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
United States	$6,382	$6,758	$19,674	$20,945
Foreign	1,912	1,867	5,192	5,523
Total revenue	$8,294	$8,625	$24,866	$26,468

No single customer accounted for a significant amount of revenue in any period presented.
Condensed Consolidated Balance Sheet
The following tables summarize our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheet that relate to the recognition of revenue and collection of the related cash.

(in millions)	September 30, 2019	December 31, 2018
Receivables, gross	$7,139	$7,392
Less: Allowance for doubtful accounts	99	99
Receivables, net	$7,040	$7,293

(in millions)	September 30, 2019	December 31, 2018
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,097	$1,180
Noncurrent deferred revenue (included in other noncurrent liabilities)	$422	$481

NBCUniversal Media, LLC

Note 4: Long-Term Debt
As of September 30, 2019, our debt, excluding our revolving credit agreement with Comcast, had a carrying value of $10.8 billion and an estimated fair value of $11.8 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Debt Borrowings and Repayments
For the nine months ended September 30, 2019, we had borrowings of $572 million primarily related to the Universal Beijing Resort term loans.
For the nine months ended September 30, 2019, we made repayments of $2.7 billion including the early redemptions of $2.0 billion of senior notes due 2020 and $610 million of notes due 2049 to Comcast. The early redemptions were funded using proceeds from our collateralized obligation (see Note 8) and were accounted for as debt extinguishments, resulting in a charge of $213 million to interest expense in the third quarter of 2019, of which $178 million related to the notes due to Comcast.
Guarantee Structure
We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) fully and unconditionally guarantee each other’s debt securities, including the $7.6 billion Comcast revolving credit facility due 2022. As of September 30, 2019, $80.6 billion principal amount of outstanding debt securities of Comcast and CCCL Parent were subject to the cross-guarantee structure.
We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $1.5 billion outstanding debt securities, including its senior notes, revolving credit facility, commercial paper program nor its $725 million liquidation preference of Series A cumulative preferred stock.
The Universal Studios Japan term loans are not subject to the cross-guarantee structure, however they have a separate guarantee from Comcast.
The Universal Beijing Resort term loans are not guaranteed.
Note 5: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain financial and operating covenants and a maximum borrowing limit of ¥26.6 billion RMB (approximately $4 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. As of September 30, 2019, Universal Beijing Resort had $1 billion principal amount of term loans outstanding under the debt financing agreements.
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
In March 2018, Universal Beijing Resort received initial equity investments through a combination of cash and noncash contributions from the investors. As of September 30, 2019, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loans, of Universal Beijing Resort totaling $2.4 billion and $1.7 billion, respectively.
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

NBCUniversal Media, LLC

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
Note 7: Film and Television Costs

(in millions)	September 30, 2019	December 31, 2018
Film Costs:
Released, less amortization	$1,615	$1,600
Completed, not released	124	144
In production and in development	1,282	1,063
	3,021	2,807
Television Costs:
Released, less amortization	2,410	2,161
In production and in development	1,228	953
	3,638	3,114
Programming rights, less amortization	2,578	2,694
	9,237	8,615
Less: Current portion of programming rights	1,461	1,323
Film and television costs	$7,776	$7,292

Note 8: Investments
Investment and Other Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Equity in net income (losses) of investees, net	$(88)	$(119)	$(299)	$(306)
Realized and unrealized gains (losses) on equity securities, net	178	(91)	436	(128)
Other income (loss), net	79	5	312	57
Investment and other income (loss), net	$169	$(205)	$449	$(377)

NBCUniversal Media, LLC

(in millions)	September 30, 2019	December 31, 2018
Equity method	$1,290	$707
Marketable equity securities	725	162
Nonmarketable equity securities	794	811
Total investments	2,809	1,680
Less: Investment securing collateralized obligation	816	—
Noncurrent investments	$1,993	$1,680

Equity Method
Hulu and Collateralized Obligation
In May 2019, we entered into a series of agreements (the “Hulu Transaction”) with The Walt Disney Company and certain of its subsidiaries (“Disney”), whereby we relinquished our board seats and substantially all voting rights associated with our investment in Hulu, LLC (“Hulu”), and Disney assumed full operational control. We also acquired our proportionate share of the approximate 10% interest in Hulu previously held by AT&T Inc. (“AT&T”) for approximately $477 million, increasing our ownership interest to approximately 33% from approximately 30%.
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
In connection with the Hulu Transaction, we agreed to extend certain licenses of NBCUniversal content until late 2024. We can terminate most of our content license agreements with Hulu beginning in 2022, and beginning in 2020, we have the right to modify certain content licenses that are currently exclusive to Hulu, so that we can exhibit the content on our platforms in return for reducing the license fee.
In August 2019, we entered into a financing arrangement with a syndicate of banks whereby we received proceeds of $5.2 billion under a term loan facility due March 2024. The principal amount of the term loan is secured by the proceeds guaranteed by Disney under the put/call provisions related to our investment in Hulu. The proceeds from the put/call provisions are available only for the repayment of the term loan and are not available to us unless and until the bank lenders are fully paid under the term loan provisions. The bank lenders have no rights to proceeds from the put/call provisions in excess of amounts owed under the term loan. As a result of this transaction, we now present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation”, respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value. As of September 30, 2019, our collateralized obligation had a carrying value of $5.2 billion and an estimated fair value of $5.2 billion. The estimated fair value was based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities.
We account for our investment using the equity method. For the three and nine months ended September 30, 2019, we recognized losses of $101 million and $351 million, respectively, in equity in net income (losses) of investees, net. For the three and nine months ended September 30, 2018, we recognized losses of $132 million and $370 million, respectively. For the nine months ended September 30, 2019 and 2018, we made cash capital contributions totaling $903 million, inclusive of the funding for the acquisition of the AT&T interest, and $341 million, respectively, to Hulu. As of September 30, 2019 and December 31, 2018, our investment was $816 million and $248 million, respectively.
In August 2016, Time Warner Inc., which was acquired by AT&T in 2018, acquired a 10% interest in Hulu, diluting our interest at that time from approximately 33% to approximately 30%. Given the contingent nature of put and call options related to that interest, we recorded a deferred gain as a result of the dilution. In the first quarter of 2019, the put and call options expired unexercised and we recognized the previously deferred gain of $159 million in other income (loss), net.
The Weather Channel
In March 2018, we sold our investment in The Weather Channel cable network and recognized a pretax gain of $64 million in other income (loss), net.

NBCUniversal Media, LLC

Marketable Equity Securities
Snap
For the three and nine months ended September 30, 2019, we recognized unrealized gains of $45 million and $303 million, respectively, in realized and unrealized gains (losses) on equity securities, net. For the three and nine months ended September 30, 2018, we recognized unrealized losses of $135 million and $180 million, respectively. As of September 30, 2019 and December 31, 2018, our investment was $465 million and $162 million, respectively.
Peloton
In September 2019, as a result of Peloton’s initial public offering, we recognized unrealized gains of $150 million related to our investment in realized and unrealized gains (losses) on equity securities, net. Following the initial public offering, we now present our investment in marketable equity securities, which was previously presented in non-marketable equity securities. As of September 30, 2019 and December 31, 2018, our investment was $260 million and $110 million, respectively.
Note 9: Supplemental Financial Information
Leases
Our leases consist primarily of real estate and equipment. We determine if an arrangement is a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. We generally utilize our incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments. The lease asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Lease assets and liabilities are not recorded for leases with an initial term of one year or less. Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our condensed consolidated statement of income for the three and nine months ended September 30, 2019 were $110 million and $331 million, respectively. These amounts do not include lease costs associated with production activities or other amounts capitalized in our condensed consolidated balance sheet, which are not material.
The table below summarizes the operating lease assets and liabilities recorded in our condensed consolidated balance sheet.
Condensed Consolidated Balance Sheet

(in millions)	September 30, 2019
Other noncurrent assets, net	$1,589
Accrued expenses and other current liabilities	$183
Other noncurrent liabilities	$1,514

The table below summarizes our future minimum rental commitments for operating leases as of September 30, 2019 applying the new accounting guidance.

(in millions)	September 30, 2019
Remaining three months of 2019	$56
2020	258
2021	223
2022	185
2023	159
Thereafter	1,473
Total future minimum lease payments	2,354
Less: imputed interest	657
Total liability	$1,697

The weighted average remaining lease term for operating leases and the weighted average discount rate used to calculate our operating lease liabilities as of September 30, 2019 were 15 years and 4.10%, respectively.

NBCUniversal Media, LLC

For the nine months ended September 30, 2019, cash payments for operating leases recorded in the condensed consolidated balance sheet were $199 million. Leases that have not yet commenced and lease assets and liabilities associated with leases entered into during the period were not material.
The tables below summarize our future minimum rental commitments for operating leases as of December 31, 2018 and rent expense for operating leases for the three and nine months ended September 30, 2018 using the accounting guidance in effect at that time.

(in millions)		December 31, 2018
2019		$248
2020		$232
2021		$199
2022		$168
2023		$144
Thereafter		$1,380

(in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Rental expense	$69	$212

Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30
(in millions)	2019	2018
Interest	$314	$253
Income taxes	$292	$373

Noncash Activities
During the nine months ended September 30, 2019, we acquired $755 million of property and equipment and intangible assets that were accrued but unpaid.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$1,157	$1,444
Restricted cash included in other noncurrent assets, net	20	20
Cash, cash equivalents and restricted cash, end of period	$1,177	$1,464

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2019	September 30, 2018
Deferred gains (losses) on cash flow hedges	$9	$5
Unrecognized gains (losses) on employee benefit obligations	131	115
Cumulative translation adjustments	143	(22)
Accumulated other comprehensive income (loss)	$283	$98

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

NBCUniversal Media, LLC

As part of the Comcast cash management process, we and Comcast have a revolving credit agreement with a maturity date of 2026 that allows us to borrow from Comcast and for Comcast to borrow from us up to $5 billion. Depending on the receivable or payable position, amounts owed by us to Comcast or to us by Comcast under the revolving credit agreements are presented under the captions “notes payable to Comcast” and “notes receivable from Comcast,” respectively, in our condensed consolidated balance sheet and are presented as current since the amounts include daily borrowings and repayments throughout the year based on our working capital needs.
In the third quarter of 2019, using a portion of the proceeds from a collateralized obligation, we issued $1.3 billion of non-interest bearing notes due 2024 to Comcast, repaid $1.0 billion under our revolving credit agreement with Comcast, and repaid the $610 million 4.00% notes due 2049 to Comcast.
Comcast is also the counterparty to one of our contractual obligations. As of September 30, 2019, the carrying value of the liability associated with this contractual obligation was $383 million.
The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.
Condensed Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$597	$506	$1,808	$1,580
Total costs and expenses	$(73)	$(59)	$(198)	$(162)
Interest expense and investment and other income (loss), net	$(162)	$(9)	$(148)	$(52)
Condensed Consolidated Balance Sheet

(in millions)	September 30, 2019	December 31, 2018
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$533	$464
Notes receivable from Comcast, current	$4,192	$2,054
Film and television costs	$21	$27
Note receivable from Comcast, noncurrent	$1,101	$—
Other noncurrent assets, net	$71	$—
Accounts payable and accrued expenses related to trade creditors	$75	$78
Accrued expenses and other current liabilities	$84	$32
Notes payable to Comcast	$91	$54
Long-term debt (See Note 4)	$158	$701
Other noncurrent liabilities	$459	$410

Share-Based Compensation
Comcast maintains share-based compensation plans that consist primarily of awards of restricted share units and stock options to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast. For the three months ended September 30, 2019 and 2018, we recognized share-based compensation expense of $45 million and $37 million, respectively. For the nine months ended September 30, 2019 and 2018, we recognized share-based compensation expense of $141 million and $115 million, respectively.