Form 10-Q
period 2020-03-31
COMCAST CORP
filed 2020-04-30
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number	Exact Name of Registrant; State of Incorporation; Address and Telephone Number of Principal Executive Offices	I.R.S. Employer Identification No.
001-32871	COMCAST CORPORATION	27-0000798
Pennsylvania
One Comcast Center
Philadelphia, PA 19103-2838
(215) 286-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	CMCSA	NASDAQ Global Select Market
0.250% Notes due 2027	CMCS27	NASDAQ Global Market
1.500% Notes due 2029	CMCS29	NASDAQ Global Market
0.750% Notes due 2032	CMCS32	NASDAQ Global Market
1.875% Notes due 2036	CMCS36	NASDAQ Global Market
1.250% Notes due 2040	CMCS40	NASDAQ Global Market
9.455% Guaranteed Notes due 2022	CMCSA/22	New York Stock Exchange
5.50% Notes due 2029	CCGBP29	New York Stock Exchange
2.0% Exchangeable Subordinated Debentures due 2029	CCZ	New York Stock Exchange
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
As of March 31, 2020, there were 4,554,648,825 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
Beginning with this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, we are voluntarily complying with new disclosure rules for guarantors and issuers of guaranteed debt securities issued by the Securities and Exchange Commission (“SEC”) in March 2020, as permitted by the transition guidance contained in the SEC’s final rule release “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities.” As a result, this report includes new disclosures related to our consolidated subsidiaries that guarantee or have issued guaranteed debt securities registered with the SEC that are included within our guarantee structure (refer to Guarantee Structure within the Liquidity and Capital Resources section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations). As a result of these rules, NBCUniversal Media, LLC is no longer required to prepare stand-alone periodic reports under SEC rules, and our periodic reports are no longer prepared as a combined report being filed separately by Comcast Corporation and NBCUniversal Media, LLC.
Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries, as “Comcast,” “we,” “us” and “our;” Comcast Cable Communications, LLC and its consolidated subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” NBCUniversal, LLC as “NBCUniversal Holdings;” NBCUniversal Enterprise, Inc. as “NBCUniversal Enterprise;” NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal;” and Sky Limited and its consolidated subsidiaries as “Sky.”
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2020. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The SEC allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
Our businesses may be affected by, among other things, the following:

•	the COVID-19 pandemic could have a material adverse effect on our businesses and results of operations

•	our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by online video distribution platforms for viewing content continue to adversely affect our businesses and challenge existing business models

•	a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses

•	our businesses depend on keeping pace with technological developments

•	we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses

•	programming expenses for our video services are increasing, which could adversely affect Cable Communications’ and Sky’s video businesses

•
NBCUniversal’s and Sky’s success depends on consumer acceptance of their content, and their businesses may be adversely affected if their content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase

•	the loss of programming distribution and licensing agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses

•
less favorable telecommunications access regulations, the loss of Sky’s transmission agreements with satellite or telecommunications providers or the renewal of these agreements on less favorable terms could adversely affect Sky’s businesses

•
we rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses

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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Revenue	$26,609	$26,859
Costs and Expenses:
Programming and production	8,301	8,569
Other operating and administrative	8,254	7,900
Advertising, marketing and promotion	1,938	1,888
Depreciation	2,107	2,240
Amortization	1,157	1,080
Total costs and expenses	21,757	21,677
Operating income	4,852	5,182
Interest expense	(1,212)	(1,150)
Investment and other income (loss), net	(716)	676
Income before income taxes	2,924	4,708
Income tax expense	(700)	(1,076)
Net income	2,224	3,632
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	77	79
Net income attributable to Comcast Corporation	$2,147	$3,553
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.47	$0.78
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.46	$0.77
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$2,224	$3,632
Unrealized gains (losses) on marketable securities, net of deferred taxes of $— and $—	1	1
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $10 and $9	54	(59)
Amounts reclassified to net income:
Realized (gains) losses on cash flow hedges, net of deferred taxes of $17 and $(11)	(106)	58
Employee benefit obligations, net of deferred taxes of $3 and $3	(8)	(7)
Currency translation adjustments, net of deferred taxes of $(7) and $(12)	(2,157)	807
Comprehensive income	8	4,432
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	77	79
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(25)	10
Comprehensive income (loss) attributable to Comcast Corporation	$(44)	$4,343
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Operating Activities
Net income	$2,224	$3,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,264	3,320
Share-based compensation	298	245
Noncash interest expense (income), net	227	77
Net (gain) loss on investment activity and other	791	(498)
Deferred income taxes	(120)	271
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	198	449
Film and television costs, net	3	559
Accounts payable and accrued expenses related to trade creditors	(727)	(574)
Other operating assets and liabilities	(334)	(250)
Net cash provided by operating activities	5,824	7,231
Investing Activities
Capital expenditures	(1,881)	(2,092)
Cash paid for intangible assets	(618)	(547)
Construction of Universal Beijing Resort	(371)	(220)
Acquisitions, net of cash acquired	(194)	(48)
Proceeds from sales of businesses and investments	17	37
Purchases of investments	(69)	(439)
Other	15	83
Net cash provided by (used in) investing activities	(3,101)	(3,226)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(1,288)
Proceeds from borrowings	9,281	222
Repurchases and repayments of debt	(7,439)	(2,084)
Repurchases of common stock under employee plans	(233)	(247)
Dividends paid	(977)	(869)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(76)	(85)
Other	(182)	26
Net cash provided by (used in) financing activities	374	(4,325)
Impact of foreign currency on cash, cash equivalents and restricted cash	(77)	8
Increase (decrease) in cash, cash equivalents and restricted cash	3,020	(312)
Cash, cash equivalents and restricted cash, beginning of period	5,589	3,909
Cash, cash equivalents and restricted cash, end of period	$8,609	$3,597
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$8,516	$5,500
Receivables, net	10,800	11,292
Programming rights	—	3,877
Other current assets	4,768	4,723
Total current assets	24,084	25,392
Film and television costs	12,385	8,933
Investments	6,468	6,989
Investment securing collateralized obligation	612	694
Property and equipment, net of accumulated depreciation of $53,566 and $53,239	48,442	48,322
Goodwill	67,218	68,725
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $16,292 and $17,217	34,672	36,128
Other noncurrent assets, net	9,175	8,866
Total assets	$262,421	$263,414
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$9,963	$10,826
Accrued participations and residuals	1,894	1,730
Deferred revenue	2,634	2,768
Accrued expenses and other current liabilities	10,136	10,516
Current portion of long-term debt	2,973	4,452
Total current liabilities	27,600	30,292
Long-term debt, less current portion	100,604	97,765
Collateralized obligation	5,166	5,166
Deferred income taxes	27,865	28,180
Other noncurrent liabilities	17,144	16,765
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,259	1,372
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,427,439,853 and 5,416,381,298; outstanding, 4,554,648,825 and 4,543,590,270	54	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,597	38,447
Retained earnings	51,516	50,695
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(1,144)	1,047
Total Comcast Corporation shareholders’ equity	81,506	82,726
Noncontrolling interests	1,277	1,148
Total equity	82,783	83,874
Total liabilities and equity	$262,421	$263,414
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
Balance, beginning of period	$1,372	$1,316
Contributions from (distributions to) noncontrolling interests, net	(27)	(20)
Other	(153)	(8)
Net income (loss)	67	28
Balance, end of period	$1,259	$1,316

Class A common stock
Balance, beginning of period	$54	$54
Balance, end of period	$54	$54

Additional Paid-In Capital
Balance, beginning of period	$38,447	$37,461
Stock compensation plans	212	174
Repurchases of common stock under employee plans	(93)	(62)
Employee stock purchase plans	54	48
Other	(23)	—
Balance, end of period	$38,597	$37,621

Retained Earnings
Balance, beginning of period	$50,695	$41,983
Cumulative effects of adoption of accounting standards	(124)	—
Repurchases of common stock under employee plans	(142)	(193)
Dividends declared	(1,064)	(964)
Other	4	—
Net income (loss)	2,147	3,553
Balance, end of period	$51,516	$44,379

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$1,047	$(368)
Other comprehensive income (loss)	(2,191)	790
Balance, end of period	$(1,144)	$422

Noncontrolling Interests
Balance, beginning of period	$1,148	$889
Other comprehensive income (loss)	(14)	10
Contributions from (distributions to) noncontrolling interests, net	120	(46)
Other	13	(1)
Net income (loss)	10	51
Balance, end of period	$1,277	$903
Total equity	$82,783	$75,862
Cash dividends declared per common share	$0.23	$0.21
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2019 Annual Report on Form 10-K and the notes within this Form 10-Q.
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
Cable Communications is a leading provider of high-speed internet, video, voice, wireless, and security and automation services to residential customers under the Xfinity brand; we also provide these and other services to business customers and sell advertising.
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

Comcast Corporation

	Three Months Ended March 31, 2020
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,918	$6,076	$1,946	$1,269	$356
NBCUniversal
Cable Networks	2,859	1,248	195	5	3
Broadcast Television	2,684	501	43	25	3
Filmed Entertainment	1,370	106	22	4	5
Theme Parks	869	76	189	296	15
Headquarters and Other(a)	23	(187)	116	47	41
Eliminations(b)	(71)	3	—	—	—
NBCUniversal	7,734	1,747	565	377	67
Sky	4,517	551	718	197	166
Corporate and Other(c)	120	(252)	35	38	29
Eliminations(b)	(680)	8	—	—	—
Comcast Consolidated	$26,609	$8,130	$3,264	$1,881	$618

	Three Months Ended March 31, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,280	$5,728	$2,035	$1,363	$323
NBCUniversal
Cable Networks	2,868	1,262	182	6	2
Broadcast Television	2,467	387	39	13	3
Filmed Entertainment	1,768	364	19	4	5
Theme Parks	1,276	498	162	394	19
Headquarters and Other(a)	17	(174)	113	36	42
Eliminations(b)	(83)	—	—	—	—
NBCUniversal	8,313	2,337	515	453	71
Sky	4,797	663	741	259	151
Corporate and Other(c)	108	(187)	29	17	2
Eliminations(b)	(639)	12	—	—	—
Comcast Consolidated	$26,859	$8,553	$3,320	$2,092	$547

(a)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(b)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	Cable Networks generates revenue by selling programming to Cable Communications, which represents a substantial majority of the revenue elimination amount

•	Broadcast Television generates revenue from the fees received under retransmission consent agreements with Cable Communications

•	Cable Communications generates revenue by selling advertising and by selling the use of satellite feeds to Cable Networks

•	Cable Networks and Broadcast Television generate revenue by selling advertising to Cable Communications

•
Filmed Entertainment and Broadcast Television generate revenue by licensing content to Cable Networks; for segment reporting, this revenue is recognized as the programming rights asset for the licensed content is amortized based on third-party revenue

•
Filmed Entertainment, Cable Networks and Broadcast Television generate revenue by licensing content to Sky; for segment reporting, this revenue is recognized as content is delivered and available for use by Sky

(c)	Corporate and Other activities include costs associated with overhead and personnel, revenue and expenses associated with our other business interests.

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

Comcast Corporation

	Three Months Ended March 31,
(in millions)	2020	2019
Adjusted EBITDA	$8,130	$8,553
Adjustment for Sky transaction-related costs	(14)	(51)
Depreciation	(2,107)	(2,240)
Amortization	(1,157)	(1,080)
Interest expense	(1,212)	(1,150)
Investment and other income (loss), net	(716)	676
Income before income taxes	$2,924	$4,708

Note 3: Revenue

	Three Months Ended March 31,
(in millions)	2020	2019
Residential:
High-speed internet	$5,001	$4,577
Video	5,632	5,628
Voice	899	990
Wireless	343	225
Business services	2,043	1,891
Advertising	557	556
Other	443	413
Total Cable Communications(a)	14,918	14,280

Distribution	1,708	1,735
Advertising	834	852
Content licensing and other	317	281
Total Cable Networks	2,859	2,868

Advertising	1,318	1,317
Content licensing	735	560
Distribution and other	631	590
Total Broadcast Television	2,684	2,467

Theatrical	317	445
Content licensing	691	817
Home entertainment	171	267
Other	191	239
Total Filmed Entertainment	1,370	1,768

Total Theme Parks	869	1,276
Headquarters and Other	23	17
Eliminations(b)	(71)	(83)
Total NBCUniversal	7,734	8,313

Direct-to-consumer	3,679	3,834
Content	325	370
Advertising	513	593
Total Sky	4,517	4,797

Corporate and Other	120	108
Eliminations(b)	(680)	(639)
Total revenue	$26,609	$26,859

(a)	For both the three months ended March 31, 2020 and 2019, 2.6% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.

Comcast Corporation

We operate primarily in the United States but also in select international markets. The table below summarizes revenue by geographic location.

	Three Months Ended March 31,
(in millions)	2020	2019
United States	$20,690	$20,457
Europe	5,033	5,370
Other	886	1,032
Total revenue	$26,609	$26,859

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

(in millions)	March 31, 2020	December 31, 2019
Receivables, gross	$11,412	$11,711
Less: Allowance for doubtful accounts	612	419
Receivables, net	$10,800	$11,292

(in millions)	March 31, 2020	December 31, 2019
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,323	$1,337
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,078	$1,083
Noncurrent deferred revenue (included in other noncurrent liabilities)	$894	$618

Note 4: Programming and Production Costs
Film and Television Costs
Cable Networks, Broadcast Television, Filmed Entertainment and Sky produce owned content or acquire the rights to programming from third parties, which are described as owned film and television costs and programming rights, respectively. We adopted new accounting guidance related to film and television costs in 2020 (see Note 8), and accordingly amounts presented below for periods in 2020 and the policy discussion reflect the updated accounting guidance, and amounts presented for 2019 reflect the accounting guidance in effect at that time. Under the new accounting guidance, we have determined that the predominant monetization strategy for the substantial majority of our content is on an individual basis.
Amortization of Film and Television Costs

Three Months Ended March 31,
(in millions)	2020
Owned film and television costs	$1,788
Programming rights	$2,664

Comcast Corporation

Capitalized Film and Television Costs

	March 31, 2020	December 31, 2019
(in millions)	Film and Television Costs	Film Costs	Television Costs	Total
Owned film and television costs:
Released, less amortization	$4,317	$1,551	$2,810	$4,361
Completed, not released	238	187	—	187
In production and in development	2,509	1,314	1,162	2,476
	7,064	3,052	3,972	7,024
Programming rights, less amortization	5,321			5,786
	12,385			12,810
Less: Current portion of programming rights	—			3,877
Film and television costs	$12,385			$8,933

The table below summarizes estimated future amortization expense for the capitalized film and television costs recorded in our condensed consolidated balance sheet as of March 31, 2020.

(in millions)	Owned Film and Television Costs	Programming Rights
Completed, not released:
Remaining nine months of 2020	$119

Released and programming rights:
Remaining nine months of 2020	$1,485	$2,775
2021	$672	$1,197
2022	$418	$433

Capitalization and Recognition of Film and Television Costs
We capitalize costs for owned film and television content, including direct costs, production overhead, print costs, development costs and interest, as well as acquired libraries. Amortization for content predominantly monetized on an individual basis and accrued costs associated with participations and residual payments are recorded using the individual film forecast computation method, which recognizes the costs in the same ratio as the associated ultimate revenue. Estimates of ultimate revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Amortization for content predominantly monetized with other owned or licensed content is recorded based on estimated usage. In determining the method of amortization and estimated life of an acquired film or television library, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset. We do not capitalize costs related to the distribution of a film in movie theaters or the licensing or sale of a film or television production, which primarily include costs associated with marketing and distribution.
We may enter into cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. Cofinancing arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor who owns an undivided copyright interest in the film. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards for the portion of the film acquired in these arrangements. We account for the proceeds received from the investor under these arrangements as a reduction of our capitalized film costs and the investor’s interest in the profit or loss of the film is recorded as either a charge or a benefit, respectively, in programming and production costs. The investor’s interest in the profit or loss of a film is recorded each period using the individual film forecast computation method.
We capitalize the costs of programming rights for content that we license but do not own when the license period begins, the content is made available for use and the costs of programming licenses are known. Programming rights are amortized as the associated programs are broadcast.
Owned film and television costs and programming rights are presented as noncurrent assets in film and television costs. We present amortization of film and television costs and accrued costs associated with participation and residual payments in programming and production costs.
When an event or a change in circumstance occurs that was known or knowable as of the balance sheet date and that indicates the fair value of either owned film and television content or programming rights is less than the unamortized costs in the balance sheet,

Comcast Corporation

we determine the fair value and record an impairment charge to the extent the unamortized costs exceed the fair value. Owned film and television costs are assessed either individually or in identified film groups, for content predominantly monetized on an individual basis or with other content, respectively. The substantial majority of our owned film and television costs are evaluated for impairment on an individual title basis. Programming rights that are not part of a film group are generally assessed in packages, channels, or dayparts. A daypart is an aggregation of programs broadcast during a particular time of day or programs of a similar type. Programming rights licensed by Cable Networks are primarily tested on a channel basis for impairment, whereas programming rights licensed by Broadcast Television are tested on a daypart basis. Estimated fair values of owned film and television costs or programming rights are generally based on level 3 inputs including analysis of market participant estimates of future cash flows. We record charges related to impairments or content that is substantively abandoned to programming and production costs. Impairments of capitalized film and television costs were not material in any of the periods presented.
Sports Programming Rights
We recognize the costs of multiyear, live-event sports programming rights as the rights are utilized over the contract term based on estimated relative value. Estimated relative value is generally based on the ratio of the current period revenue to the estimated ultimate revenue or the terms of the contract. When cash payments, including advanced payments, exceed the relative value of the programming delivered, we recognize an asset in programming rights. Production costs incurred in advance of airing are also presented in programming rights.
Note 5: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended March 31,
	2020			2019
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,147	4,562	$0.47	$3,553	4,534	$0.78
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		55			60
Diluted EPS attributable to Comcast Corporation shareholders	$2,147	4,617	$0.46	$3,553	4,594	$0.77

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the combination of the option exercise price and the associated unrecognized compensation expense is greater than the average market price of our common stock. The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three months ended March 31, 2020 or 2019.
Note 6: Long-Term Debt
As of March 31, 2020, our debt had a carrying value of $103.6 billion and an estimated fair value of $118.8 billion. The estimated fair value of our publicly traded debt was primarily based on level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
In April 2020, Sky repaid at maturity $655 million (using the exchange rate on the date of repayment) aggregate principal amount of senior floating rate notes due 2020.

Comcast Corporation

Note 7: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. As of March 31, 2020, Universal Beijing Resort had $1.5 billion principal amount of a term loan outstanding under the debt financing agreement.
As of March 31, 2020, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loan, of Universal Beijing Resort totaling $3.4 billion and $2.3 billion, respectively.
Note 8: Recent Accounting Pronouncements
Film and Television Costs
In March 2019, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to film and television costs. The updated guidance aligned the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The guidance also updated certain presentation and disclosure requirements for capitalized film and television costs, and when content is predominantly monetized with other owned or licensed content the guidance requires impairment testing for capitalized film and television costs to be performed at a film group level and amortization to be based on usage. We adopted the updated guidance on January 1, 2020 on a prospective basis and as a result, prior period amounts were not adjusted.
Following the adoption, we now present all film and television costs, including acquired programming rights previously classified as current, as noncurrent in the condensed consolidated balance sheet. The adoption of the updated accounting guidance did not have a material impact on our consolidated results of operations or financial position. See Note 4 for further information.
Credit Losses
In June 2016, the FASB updated the accounting guidance related to the measurement of credit losses on financial instruments, including trade receivables and loans. The updated guidance requires the recognition of credit losses on financial instruments based on an estimate of expected losses, replacing the incurred loss model in the prior guidance. We adopted the updated guidance on January 1, 2020 on a prospective basis recording $124 million, net of tax, as a cumulative effect adjustment to retained earnings and as a result, prior period amounts were not adjusted. The adoption of the updated accounting guidance did not have a material impact on our consolidated results of operations or financial position for any periods presented.
Note 9: Investments
Investment and Other Income (Loss), Net

	Three Months Ended March 31,
(in millions)	2020	2019
Equity in net income (losses) of investees, net	$(668)	$262
Realized and unrealized gains (losses) on equity securities, net	(58)	214
Other income (loss), net	10	200
Investment and other income (loss), net	$(716)	$676

(in millions)	March 31, 2020	December 31, 2019
Equity method	$4,777	$5,347
Marketable equity securities	320	353
Nonmarketable equity securities	1,892	1,896
Other investments	1,794	1,796
Total investments	8,783	9,392
Less: Current investments	1,703	1,709
Less: Investment securing collateralized obligation	612	694
Noncurrent investments	$6,468	$6,989

Comcast Corporation

Equity Method
Atairos
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three months ended March 31, 2020 and 2019, we recognized losses of $581 million and income of $374 million, respectively. For the three months ended March 31, 2020 and 2019, we made cash capital contributions totaling $12 million and $37 million, respectively, to Atairos. As of March 31, 2020 and December 31, 2019, our investment was $2.8 billion and $3.2 billion, respectively.
Hulu and Collateralized Obligation
For the three months ended March 31, 2020 and 2019, we recognized our proportionate share of Hulu’s losses of $82 million and $141 million, respectively, in equity in net income (losses) of investees, net and in the first quarter 2019, we recognized a previously deferred dilution gain of $159 million. For the three months ended March 31, 2019, we made cash capital contributions totaling $233 million to Hulu. There were no cash capital contributions made during the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, our investment was $612 million and $694 million, respectively.
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of March 31, 2020, the carrying value and fair value of our collateralized obligation was $5.2 billion. The estimated fair value was based on level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value.
Marketable Equity Securities
Peloton
Following Peloton’s initial public offering in September 2019, we present our investment in marketable equity securities, which was previously presented in nonmarketable equity securities. For the three months ended March 31, 2020, we recognized unrealized losses of $19 million in realized and unrealized gains (losses) on equity securities, net. As of March 31, 2020 and December 31, 2019, our investment in Peloton was $275 million and $294 million, respectively.
Snap
In the fourth quarter of 2019, we sold our investment in Snap. For the three months ended March 31, 2019, we recognized unrealized gains of $162 million in realized and unrealized gains (losses) on equity securities, net.
Other Investments
AirTouch
As of March 31, 2020 and December 31, 2019, our investment in the two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”) was $1.7 billion and $1.6 billion, respectively, and the associated liability related to redeemable subsidiary preferred shares was $1.7 billion as of both dates.
In April 2020, AirTouch redeemed the preferred stock and we received cash payments totaling $1.7 billion. Subsequently, we redeemed and repurchased the three series of subsidiary preferred stock and made cash payments totaling $1.8 billion.

Comcast Corporation

Note 10: Intangible Assets

		March 31, 2020		December 31, 2019
(in millions)	Weighted-Average Original Useful Life as of March 31, 2020	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59,365		$59,365
Trade names	N/A	—		8,809
FCC licenses	N/A	2,337		2,337
Finite-Lived Intangible Assets:
Customer relationships	14 years	21,236	$(7,446)	22,884	$(8,295)
Software	5 years	15,631	(7,742)	15,357	(7,287)
Other agreements and rights	28 years	11,760	(1,104)	3,958	(1,635)
Total		$110,329	$(16,292)	$112,710	$(17,217)

Estimated Amortization Expense of Finite-Lived Intangible Assets

(in millions)
Remaining nine months of 2020	$3,381
2021	$4,107
2022	$3,539
2023	$2,951
2024	$2,451

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
In March 2020, we granted 15.8 million RSUs and 59.9 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $42.47 per RSU and $6.53 per stock option.
Recognized Share-Based Compensation Expense

	Three Months Ended March 31,
(in millions)	2020	2019
Restricted share units	$141	$127
Stock options	71	47
Employee stock purchase plans	12	9
Total	$224	$183

As of March 31, 2020, we had unrecognized pretax compensation expense of $1.6 billion and $760 million related to nonvested RSUs and nonvested stock options, respectively.
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31,
(in millions)	2020	2019
Interest	$991	$970
Income taxes	$281	$189

Comcast Corporation

Noncash Activities
During the three months ended March 31, 2020:

•	we acquired $1.6 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $1.1 billion for a quarterly cash dividend of $0.23 per common share to be paid in April 2020
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$8,516	$5,500
Restricted cash included in other current assets	47	42
Restricted cash included in other noncurrent assets, net	46	47
Cash, cash equivalents and restricted cash, end of period	$8,609	$5,589

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2020	March 31, 2019
Unrealized gains (losses) on marketable securities	$7	$4
Deferred gains (losses) on cash flow hedges	87	54
Unrecognized gains (losses) on employee benefit obligations	257	318
Cumulative translation adjustments	(1,495)	46
Accumulated other comprehensive income (loss), net of deferred taxes	$(1,144)	$422

Note 12: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
None of the holders of the Series A cumulative preferred stock of NBCUniversal Enterprise exercised their rights to cause NBCUniversal Enterprise to redeem their shares during the first 30 day election period beginning on March 19, 2020. As of March 31, 2020, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $734 million. The estimated fair value is based on level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Cable Communications Segment
Cable Communications is a leading provider of high-speed internet, video, voice, wireless, and security and automation services to residential customers under the Xfinity brand; we also provide these and other services to business customers and sell advertising. As of March 31, 2020, our cable systems had 31.9 million total customer relationships, including 29.5 million residential and 2.4 million business customer relationships, and passed more than 59 million homes and businesses. Revenue is generated primarily from residential and business customers that subscribe to our services, which are marketed individually and as bundled services, and from the sale of advertising.
NBCUniversal Segments
NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences, and owns and operates theme parks worldwide.
Cable Networks
Cable Networks consists primarily of our national cable networks that provide a variety of entertainment, news and information, and sports content; our regional sports and news networks; our international cable networks; our cable television studio production operations; and various digital properties. Revenue is generated primarily from the distribution of our cable network programming to traditional and virtual multichannel video providers; from the sale of advertising on our cable networks and digital properties; from the licensing of our owned programming, including programming from our cable television studio production operations, to cable and broadcast networks and subscription video on demand services; and from the sale of our owned content on standard-definition DVDs and Blu-ray discs (together, “DVDs”) and through digital distribution services such as iTunes.
Broadcast Television
Broadcast Television consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and various digital properties. Revenue is generated primarily from the sale of advertising on our networks and digital properties, from the licensing of programming, including to cable and broadcast networks as well as to subscription video on demand services; from the fees received under retransmission consent agreements and associated fees received from NBC-affiliated and Telemundo-affiliated local broadcast television stations; and from the sale of our owned programming on DVDs and through digital distribution services.
Filmed Entertainment
Filmed Entertainment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Illumination, DreamWorks Animation and Focus Features names. Revenue is generated primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of produced and acquired films through various distribution platforms, and from the sale of produced and acquired films on DVDs and through digital distribution services. Filmed Entertainment also generates revenue from Fandango, a movie ticketing and entertainment business, consumer products, the production and licensing of live stage plays, and the distribution of filmed entertainment produced by third parties.
Theme Parks
Theme Parks consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, we are developing a theme park in Beijing, China along with a consortium of Chinese state-owned companies, and an additional theme park in Orlando, Florida. Revenue is generated primarily from guest spending at our Universal theme parks.
Sky Segment
Sky is one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, high-speed internet, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks. As of March 31, 2020, Sky had 23.9 million retail customer relationships.

Corporate and Other
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and other business initiatives, such as the development of Peacock.
Impacts of COVID-19
The novel coronavirus disease 2019 (“COVID-19”) and measures taken to prevent its spread across the globe are impacting our businesses in a number of ways. Our Cable Communications results of operations, while strong in the first quarter 2020, will be negatively affected in the second quarter by the significant deterioration in domestic economic conditions in recent weeks and by the costs associated with our support of customer connectivity as the population increasingly works and learns remotely from home. NBCUniversal and Sky results of operations also will be negatively impacted to a greater extent in the second quarter 2020. As a result, we expect the impacts of COVID-19 to increase in significance in the second quarter 2020 and to have a material adverse impact on our consolidated results of operations over the near to medium term.
Cable Communications

•
Our distribution network to date has performed well under the stress of increased traffic and peak usage driven by increased video streaming, gaming and videoconferencing as more customers work and learn remotely from home.

•
We have incurred, and expect to continue to incur in the second quarter of 2020, costs associated with compensating personnel in roles affected by COVID-19. These costs include additional compensation for frontline personnel working to keep our customers connected to our services, and compensation for certain personnel in roles who have been unable to work due to the closing or suspension of operations.

•
We have pledged from mid-March 2020 through the end of June 2020 that new qualifying customers for Internet Essentials, our low-income internet adoption program, are entitled to receive 60 days of free internet services and not to disconnect internet, voice or wireless service for customers for nonpayment. As a result, our customer metrics for the first quarter of 2020 do not include customers connected through the Internet Essentials offer or certain high-risk customers who continue to receive services following nonpayment.

•
The deteriorating economic conditions and increased economic uncertainty resulting from COVID-19 may result in reduced demand for our residential and business services and have had, and likely will continue to have, negative impacts on our advertising revenue. In addition, we believe there is increased risk associated with collections on our outstanding receivables, and we have incurred, and expect to continue to incur, losses in our allowance for doubtful accounts.

NBCUniversal

•
The temporary closure of all of our theme parks in the first quarter of 2020 had the most significant impact on our revenue and Adjusted EBITDA for the three months ended March 31, 2020 on a consolidated basis. We cannot predict the timing of when the parks will reopen or the level of attendance when they do reopen. In addition, although we currently expect that Universal Beijing Resort will open in 2021, certain construction projects, including the development of the Epic Universe theme park in Orlando, will be delayed.

•
While the deteriorating economic conditions caused by COVID-19 had a limited negative impact on our Cable Networks and Broadcast Television revenue in the first quarter of 2020, we expect significant reductions in advertising spend for the remainder of 2020 and reduced consumer spending generally may cause increased losses in subscribers to our networks.

•
We have incurred, and expect to continue to incur in the second quarter of 2020, costs associated with compensating personnel who have been unable to work due to the closing or suspension of operations, including at our theme parks and at our production studios.

•
Sporting events and professional sports seasons have been postponed, which have impacted our first quarter 2020 results of operations, since both advertising revenues and costs associated with broadcasting these programs were not recognized. The timing of when, or the extent to which, these events will occur in 2020 is unclear; their broadcast is expected to impact the timing, and potentially the amount, of revenue and expense recognition. In addition, the 2020 Tokyo Olympics have been postponed from the third quarter of 2020 to the third quarter of 2021 which will result in a corresponding delay of the associated revenue and costs.

•
The creation and availability of our film and television programming in the United States and globally have been disrupted, including from the suspension of studio production operations. Additionally, with many movie theaters being closed worldwide, we have delayed or altered the theatrical distribution strategy for certain of our films, both domestically and internationally.

Sky

•
Sporting events and professional sports seasons, including European soccer, have been postponed, which had significant impacts on Sky’s results of operations in the first quarter of 2020. Direct-to-consumer revenue has been, and will continue to be, negatively impacted as a result of lower sports subscription revenue. Additionally, significant costs associated with broadcasting these programs were not recognized as a result of sporting events not occurring in March of 2020. The timing of when, or the extent to which, these events will occur in 2020 is unclear; their broadcast is expected to impact the timing, and potentially the amount, of revenue and expense recognition.

•	We have suspended certain sales channels due to COVID-19, which has and will continue to impact our net customer additions and revenue.

•
COVID-19 has resulted in deteriorating economic conditions and increased economic uncertainty in the U.K. and Europe, intensifying what was an already deteriorating economic and advertising environment in 2019. These conditions negatively impacted revenue in the first quarter of 2020, and we expect these conditions will reduce advertising spend and consumer demand for our services for the remainder of 2020. In addition, there is increased risk associated with collections on our outstanding receivables, and we have incurred and expect to continue to incur losses in our allowance for doubtful accounts.

Global financial markets have been volatile and have experienced significant declines, and domestic and global economic conditions are showing signs of material weakness. At this point, it is impossible to predict the extent and duration of these and any other impacts of COVID-19 to our businesses, or the degree to which demand for our products and services, or supply of key inputs to those products and services, will be affected. This uncertainty makes it challenging for management to estimate with precision the future performance of our businesses.
As of March 31, 2020, we evaluated whether the facts and circumstances and available information result in the need for an impairment assessment for any of our long-lived assets, including goodwill, and concluded no assessment was required. We will continue to evaluate the impacts of COVID-19 to our businesses, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future. Our first quarter 2020 results were impacted by significant losses as a result of declines in market values for publicly traded equity securities underlying our investments.
Liquidity
Although negatively impacted by COVID-19 impacts, we expect that our businesses will continue to generate significant cash flow from operating activities and we believe that these cash flows, together with our existing cash, cash equivalents and investments, available borrowings under our existing credit facilities, and our ability to obtain future external financing, will be sufficient for us to meet our current and long-term liquidity and capital requirements. However, we expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and the delay of certain capital projects.
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
For additional information on the competition our businesses face, see our 2019 Annual Report on Form 10-K and refer to Item 1: Business and Item 1A: Risk Factors. Within the Business section, refer to the “Competition” discussion, and within the Risk Factors section, refer to the risk factors entitled “Our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively” and “Changes in consumer behavior driven by online video distribution platforms for viewing content continue to adversely affect our businesses and challenge existing business models.”
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
Sky’s results are impacted by the seasonal nature of residential customers receiving direct-to-home (“DTH”) and over the top (“OTT”) video services, including the start of the new soccer seasons and the Christmas holiday. This generally results in greater net customer relationship additions and higher subscriber acquisition costs in the second half of each year due to higher marketing expenses.
Exclusive sports rights, such as local European and Union des Associations Européennes de Football Champions League (“UCL”) soccer, Formula 1, and English cricket, play a key role within Sky’s wider content strategy. In Europe, broadcasting rights for major sports are usually tendered through a competitive auction process, with the winning bidder or bidders acquiring rights over a three to five-year period. This creates some level of cyclicality for Sky, although the staggered timing of major sports rights auctions usually gives Sky time to react to any material changes in the competitive dynamics of the prevailing market. Certain of Sky’s significant sports rights agreements require payments at the start of each season, resulting in increases in sports rights payments in the third and fourth quarter of each year.

Consolidated Operating Results

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions, except per share data)	2020	2019	%
Revenue	$26,609	$26,859	(0.9)%
Costs and Expenses:
Programming and production	8,301	8,569	(3.1)
Other operating and administrative	8,254	7,900	4.5
Advertising, marketing and promotion	1,938	1,888	2.6
Depreciation	2,107	2,240	(5.9)
Amortization	1,157	1,080	7.1
Operating income	4,852	5,182	(6.4)
Interest expense	(1,212)	(1,150)	5.4
Investment and other income (loss), net	(716)	676	(205.7)
Income before income taxes	2,924	4,708	(37.9)
Income tax expense	(700)	(1,076)	(35.0)
Net income	2,224	3,632	(38.8)
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	77	79	(2.0)
Net income attributable to Comcast Corporation	$2,147	$3,553	(39.6)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.47	$0.78	(39.7)%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.46	$0.77	(40.3)%

Adjusted EBITDA(a)	$8,130	$8,553	(4.9)%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding. Percentage changes that are considered not meaningful are denoted with NM.

(a)
Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 30 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated Revenue
Theme Parks, Filmed Entertainment, Sky and Cable Networks drove decreases in consolidated revenue for the three months ended March 31, 2020, which were offset by increases in revenue in Cable Communications and Broadcast Television.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated Costs and Expenses
Cable Communications, Broadcast Television, Theme Parks and Cable Networks drove increases in consolidated operating costs and expenses for the three months ended March 31, 2020, which were partially offset by decreases in operating costs and expenses in Sky and Filmed Entertainment.
Operating costs and expenses for our segments and our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2020	2019	%
Cable Communications	$1,946	$2,035	(4.3)%
NBCUniversal	565	515	9.8
Sky	718	741	(3.1)
Corporate and Other	35	29	23.0
Comcast Consolidated	$3,264	$3,320	(1.7)%
Consolidated depreciation and amortization expense decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in depreciation at Cable Communications related to a reduction in capital expenditures on customer premise equipment, partially offset by an increase in the amortization of certain trade names beginning in the first quarter of 2020, which were previously accounted for as indefinite-lived intangible assets (see Note 10). During the first quarter of 2019, we recorded adjustments to the purchase price allocation of Sky, primarily related to intangible assets and property and equipment. This change resulted in an adjustment recorded in the first quarter of 2019 related to the fourth quarter of 2018 that increased depreciation and amortization expense by $53 million.
Amortization expense from acquisition-related intangible assets, such as customer relationships, totaled $575 million and $504 million for the three months ended March 31, 2020 and 2019, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Interest Expense
Interest expense increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a $140 million charge in the current period related to the early redemption of senior notes due 2021, partially offset by decreases in our debt outstanding.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended March 31,
(in millions)	2020	2019
Equity in net income (losses) of investees, net	$(668)	$262
Realized and unrealized gains (losses) on equity securities, net	(58)	214
Other income (loss), net	10	200
Total investment and other income (loss), net	$(716)	$676
Equity in Net Income (Losses) of Investees, Net
The change in equity in net income (losses) of investees, net for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to our equity method investments in Atairos and Hulu. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments. The equity in net income (losses) of Atairos and Hulu for the three months ended March 31, 2020 and 2019 are presented in the table below.

	Three Months Ended March 31,
(in millions)	2020	2019
Atairos	$(581)	$374
Hulu	$(82)	$(141)
Realized and Unrealized Gains (Losses) on Equity Securities, Net
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to investment losses in the first quarter of 2020, compared to gains of $162 million recorded in the prior year period related to our interest in Snap, which was sold in the fourth quarter of 2019.
Other Income (Loss), Net
The change in other income (loss), net for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a gain of $159 million recorded in the prior year period related to the dilution of our Hulu ownership. See Note 9.
Consolidated Income Tax Expense
Income tax expense for the three months ended March 31, 2020 and 2019 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower income before income taxes.
Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use Adjusted EBITDA as the measure of profit or loss for our operating segments. See Note 2 for our definition of Adjusted EBITDA and a reconciliation from the aggregate amount of Adjusted EBITDA for our reportable business segments to consolidated income before income taxes.

Cable Communications Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Residential:
High-speed internet	$5,001	$4,577	$424	9.3%
Video	5,632	5,628	4	0.1
Voice	899	990	(91)	(9.2)
Wireless	343	225	118	52.1
Business services	2,043	1,891	152	8.0
Advertising	557	556	1	0.3
Other	443	413	30	7.0
Total revenue	14,918	14,280	638	4.5
Operating costs and expenses
Programming	3,479	3,419	60	1.7
Technical and product support	2,012	1,880	132	7.0
Customer service	637	625	12	1.9
Advertising, marketing and promotion	954	972	(18)	(1.9)
Franchise and other regulatory fees	406	391	15	3.8
Other	1,354	1,265	89	7.1
Total operating costs and expenses	8,842	8,552	290	3.4
Adjusted EBITDA	$6,076	$5,728	$348	6.1%

Customer Metrics

			Net Additions
	March 31,		Three Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Customer relationships
Residential customer relationships	29,509	28,385	360	276
Business services customer relationships	2,408	2,327	11	25
Total customer relationships	31,917	30,712	371	300
Residential customer relationships mix
One product customers	10,801	9,295	554	280
Two product customers	8,848	9,009	(75)	17
Three or more product customers	9,860	10,081	(119)	(22)
High-speed internet
Residential customers	26,880	25,449	466	352
Business services customers	2,226	2,148	11	23
Total high-speed internet customers	29,106	27,598	477	375
Video
Residential customers	19,900	20,852	(388)	(107)
Business services customers	944	1,014	(22)	(14)
Total video customers	20,845	21,865	(409)	(121)
Voice
Residential customers	9,840	10,089	(94)	(63)
Business services customers	1,347	1,307	5	10
Total voice customers	11,187	11,396	(89)	(53)
Wireless
Wireless lines	2,267	1,405	216	170
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional services, the MDU is counted as a single customer. Residential high-speed internet and video customers as of March 31, 2020 included prepaid customers totaling approximately 246,000 and 9,000, respectively. Wireless lines represent the number of activated eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines. Customer metrics for the first quarter of 2020 do not include customers connected through a new free Internet Essentials offer or high-risk customers who continue to receive services following nonpayment (refer to “Impacts of COVID-19” for further discussion).

	Three Months Ended March 31,
	2020	2019
Average monthly total revenue per customer relationship	$156.71	$155.75
Average monthly Adjusted EBITDA per customer relationship	$63.83	$62.48
Average monthly total revenue per customer relationship is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our residential high-speed internet, video and voice services is also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship. Each of our services has a different contribution to operating margin and we also use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across our service offerings. We believe these metrics are useful to understand the trends in our business and average monthly Adjusted EBITDA per customer relationship is useful particularly as we continue to focus on growing our higher-margin businesses, including residential high-speed internet and business services.
Cable Communications Segment – Revenue
High-Speed Internet
Revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in the number of residential high-speed internet customers. The remaining increase in revenue was due to an increase in average rates.

Video
Revenue was flat for the three months ended March 31, 2020 compared to the same period in 2019 due to an increase in average rates, offset by a decline in the number of residential video customers.
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
Voice
Revenue decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to decreases in average rates and the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in the number of customer lines.
Business Services
Revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in average rates and an increase in the number of customers receiving our services.
Advertising
Revenue was flat for the three months ended March 31, 2020 compared to the same period in 2019 as increases in political advertising were offset by reduced spending from advertisers due to COVID-19. We expect reduced spending from advertisers over the near to medium term as a result of deteriorating economic conditions resulting from COVID-19.
For both the three months ended March 31, 2020 and 2019, 5% of our advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increases in revenue from our security and automation services and from the licensing of our technology platforms to other multichannel video providers.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in retransmission consent and sports programming fees, partially offset by a decline in the number of video subscribers. We anticipate that our programming expenses will increase at rates higher than those experienced in 2019, due to the timing of contract renewals in 2020.
Technical and product support expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increased costs associated with our wireless phone service and additional compensation costs for certain personnel as a result of COVID-19.
Customer service expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in costs as a result of opening new Xfinity stores, partially offset by lower labor costs as a result of reduced call volumes.
Advertising, marketing and promotion expenses decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in spending.
Franchise and other regulatory fees increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in the related rates of these fees and an increase in the revenue to which the fees apply.
Other operating costs and expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in the allowance for doubtful accounts as a result of COVID-19 and an increase in administrative expenses.

Cable Communications Segment – Operating Margin
Our operating margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses, including residential high-speed internet and business services, and on reducing losses related to our wireless phone service and improving overall operating cost management.
Our operating margin for the three months ended March 31, 2020 and 2019 was 40.7% and 40.1%, respectively. The most significant operating costs and expenses are the programming expenses we incur to provide content to our video customers, which increased 1.7% for the three months ended March 31, 2020 compared to the same period in 2019. Losses from our wireless phone service were $59 million in the current year period compared to losses of $103 million in the prior year period.
NBCUniversal Segments Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Cable Networks	$2,859	$2,868	$(9)	(0.3)%
Broadcast Television	2,684	2,467	217	8.8
Filmed Entertainment	1,370	1,768	(398)	(22.5)
Theme Parks	869	1,276	(407)	(31.9)
Headquarters, other and eliminations	(48)	(66)	18	NM
Total revenue	$7,734	$8,313	$(579)	(7.0)%
Adjusted EBITDA
Cable Networks	$1,248	$1,262	$(14)	(1.2)%
Broadcast Television	501	387	114	29.6
Filmed Entertainment	106	364	(258)	(70.9)
Theme Parks	76	498	(422)	(84.7)
Headquarters, other and eliminations	(184)	(174)	(10)	NM
Total Adjusted EBITDA	$1,747	$2,337	$(590)	(25.3)%
Percentage changes that are considered not meaningful are denoted with NM.
Cable Networks Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Distribution	$1,708	$1,735	$(27)	(1.5)%
Advertising	834	852	(18)	(2.2)
Content licensing and other	317	281	36	13.0
Total revenue	2,859	2,868	(9)	(0.3)
Operating costs and expenses
Programming and production	1,118	1,143	(25)	(2.1)
Other operating and administrative	386	359	27	7.8
Advertising, marketing and promotion	107	104	3	2.6
Total operating costs and expenses	1,611	1,606	5	0.4
Adjusted EBITDA	$1,248	$1,262	$(14)	(1.2)%

Cable Networks Segment – Revenue
Cable Networks revenue remained flat for the three months ended March 31, 2020 compared to the same period in 2019 as decreases in distribution revenue and advertising revenue were offset by increases in content licensing and other revenue. The decrease in distribution revenue was primarily due to increased declines in the number of subscribers at our cable networks, partially offset by increases in the contractual rates charged under distribution agreements and the timing of contract renewals. Advertising revenue decreased compared to the same period in 2019 primarily due to audience ratings declines at our networks and reduced spending from advertisers resulting from professional sports leagues postponing events due to COVID-19, which was partially offset by higher prices for advertising units sold. We expect reduced spending from advertisers over the near to medium term as a result of deteriorating economic conditions due to COVID-19. The increase in content licensing and other revenue was due to the timing of content provided under our licensing agreements and revenue from our digital properties.
For both the three months ended March 31, 2020 and 2019, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Cable Networks Segment – Operating Costs and Expenses
Operating costs and expenses remained flat for the three months ended March 31, 2020 compared to the same period in 2019 as increases in other operating and administrative costs were offset by decreases in programming and production costs. The increase in other operating and administrative costs was primarily due to our digital properties and employee-related costs. The decrease in programming and production costs was primarily due to decreases in the recognition of sports programming costs as a result of professional sports leagues postponing events as a result of COVID-19, partially offset by increases in other programming costs at our networks.
Broadcast Television Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Advertising	$1,318	$1,317	$1	0.1%
Content licensing	735	560	175	31.3
Distribution and other	631	590	41	6.9
Total revenue	2,684	2,467	217	8.8
Operating costs and expenses
Programming and production	1,652	1,577	75	4.8
Other operating and administrative	411	382	29	7.6
Advertising, marketing and promotion	120	121	(1)	(1.1)
Total operating costs and expenses	2,183	2,080	103	4.9
Adjusted EBITDA	$501	$387	$114	29.6%
Broadcast Television Segment – Revenue
Broadcast Television revenue increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increases in content licensing revenue and distribution and other revenue. The increase in content licensing revenue was primarily due to the timing of content provided under our licensing agreements. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements. Advertising revenue was flat for the three months ended March 31, 2020 compared to the same period in 2019 as higher prices for advertising units sold and increased political advertising were offset by continued declines in audience ratings and reduced spending from advertisers due to COVID-19. We expect reduced spending from advertisers over the near to medium term as a result of deteriorating economic conditions resulting from COVID-19.

Broadcast Television Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increases in programming and production costs and other operating and administrative costs. The increase in programming and production costs was primarily due to increases in costs related to original and acquired programming and higher studio production costs. These increases were partially offset by the impact of the adoption of updated accounting guidance in the first quarter of 2020, which removed certain limitations on the amounts capitalized for episodic television series and had a favorable impact on programming and production expense in the current period (see Note 8). The increase in other operating and administrative costs and expenses was primarily due to additional personnel costs.
Filmed Entertainment Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Theatrical	$317	$445	$(128)	(28.8)%
Content licensing	691	817	(126)	(15.4)
Home entertainment	171	267	(96)	(35.8)
Other	191	239	(48)	(20.3)
Total revenue	1,370	1,768	(398)	(22.5)
Operating costs and expenses
Programming and production	608	733	(125)	(17.1)
Other operating and administrative	264	261	3	1.1
Advertising, marketing and promotion	392	410	(18)	(4.4)
Total operating costs and expenses	1,264	1,404	(140)	(10.0)
Adjusted EBITDA	$106	$364	$(258)	(70.9)%
Filmed Entertainment Segment – Revenue
Filmed Entertainment revenue decreased for the three months ended March 31, 2020 compared to the same period in 2019 due to decreases in theatrical revenue, content licensing revenue, home entertainment revenue and other revenue. The decrease in theatrical revenue was primarily due to strong performances of films in the prior year period, including How to Train Your Dragon: The Hidden World, Us and Glass, partially offset by the performances of films in the current year period, including 1917, Dolittle, The Invisible Man and The Photograph. Films released late in the first quarter of 2020 were negatively impacted by theater closures as a result of COVID-19. The decrease in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements, partially offset by the impacts of making certain 2020 releases available on demand after theater closures due to COVID-19, including The Invisible Man, Emma. and The Hunt. The decrease in home entertainment revenue was primarily due to higher sales of 2019 releases, including Dr. Seuss’ The Grinch, Halloween and Night School compared to the sales of 2020 releases, including 1917 and Downton Abbey and continued sales of Fast and Furious Presents: Hobbs and Shaw. The decrease in other revenue was primarily due to decreases in revenue from our live stage play and movie ticketing and entertainment businesses, which were impacted by theater and entertainment venue closures as a result of COVID-19. Filmed Entertainment revenue is expected to continue to be negatively impacted over the near to medium term as a result of COVID-19.
Filmed Entertainment Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to decreases in programming and production costs and advertising, marketing and promotion costs. The decrease in programming and production costs was primarily due to higher amortization of film production costs in the prior year period. The decrease in advertising, marketing and promotion costs was due to higher spending on the marketing of prior year period releases and lower spending in the current period.

Theme Parks Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$869	$1,276	$(407)	(31.9)%
Operating costs and expenses	793	778	15	1.8
Adjusted EBITDA	$76	$498	$(422)	(84.7)%
Theme Parks Segment – Revenue
Theme Parks revenue decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the closures of our theme park in Japan in late February and our theme parks in Orlando and Hollywood in mid-March as a result of COVID-19. Theme Parks results of operations will continue to be negatively impacted in the near term and the extent of the impacts will depend on when the parks reopen and the level of attendance when they do reopen.
Theme Parks Segment – Operating Costs and Expenses
Theme Parks operating costs and expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increases in employee-related costs, which included continued compensation during park closures, and pre-opening costs associated with Universal Beijing Resort and Super Nintendo WorldTM in Universal Japan, partially offset by lower costs relating to park operations due to the park closures.
Sky Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2020	2019	$	%	%
Revenue
Direct-to-consumer	$3,679	$3,834	$(155)	(4.0)%	(1.9)%
Content	325	370	(45)	(12.3)	(10.5)
Advertising	513	593	(80)	(13.5)	(11.6)
Total revenue	4,517	4,797	(280)	(5.8)	(3.7)
Operating costs and expenses
Programming and production	2,064	2,301	(237)	(10.3)	(8.2)
Direct network costs	457	385	72	18.7	20.9
Other	1,445	1,448	(3)	(0.1)	2.1
Total operating costs and expenses	3,966	4,134	(168)	(4.1)	(1.9)
Adjusted EBITDA	$551	$663	$(112)	(16.9)%	(15.3)%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)
Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 30 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics

			Net Additions
	March 31,		Three Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Total customer relationships	23,930	23,712	(65)	112
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

	March 31,		Increase/ (Decrease)		Constant Currency Growth(a)
	2020	2019	$	%	%
Average monthly direct-to-consumer revenue per customer relationship	$51.19	$54.03	$(2.84)	(5.3)%	(3.1)%

(a)
Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 30 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Average monthly direct-to-consumer revenue per customer relationship is impacted by rate adjustments and changes in the types and levels of services received by Sky’s customers. Each of Sky’s services has a different contribution to Adjusted EBITDA. We believe this metric is useful in understanding the trends in our business across all of our direct-to-consumer service offerings.
Sky Segment – Revenue
Direct-to-Consumer
Revenue decreased for the three months ended March 31, 2020 compared to the same period in 2019. Excluding the impact of foreign currency, revenue decreased primarily due to a decrease in average revenue per customer relationship driven by the impacts of COVID-19, which has resulted in lower sports subscription revenues, partially offset by an increase in customer relationships compared to the prior year period.
Content
Revenue decreased for the three months ended March 31, 2020 compared to the same period in 2019. Excluding the impact of foreign currency, revenue decreased reflecting the deferral of wholesale revenue from sports programming due to professional sports leagues postponing events as a result of COVID-19.
Advertising
Revenue decreased for the three months ended March 31, 2020 compared to the same period in 2019. Excluding the impact of foreign currency, revenue decreased primarily due to overall market weakness, which has worsened due to COVID-19, as well as the impact of changes in legislation related to gambling advertisements in the U.K. and Italy that occurred in the third quarter of 2019.
Sky Segment – Operating Costs and Expenses
Programming and production costs decreased for the three months ended March 31, 2020 compared to the same period in 2019. Excluding the impact of foreign currency, programming and production costs decreased primarily due to decreases in the recognition of sports programming costs as a result of professional sports leagues postponing events as a result of COVID-19. The costs will be recognized in future periods to the extent that the seasons resume.
Direct network costs increased for the three months ended March 31, 2020 compared to the same period in 2019. Excluding the impact of foreign currency, direct network costs increased primarily due to an increase in costs associated with Sky’s high-speed internet and wireless phone services as a result of increases in the number of customers receiving these services.
Other expenses were flat for the three months ended March 31, 2020 compared to the same period in 2019. Excluding the impact of foreign currency, other expenses increased primarily due to an increase in marketing costs related to Sky Q.
Corporate and Other Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$120	$108	$12	10.5%
Operating costs and expenses	386	346	40	11.6
Adjustment for Sky transaction-related costs	(14)	(51)	37	NM
Adjusted EBITDA	$(252)	$(187)	$(65)	(34.8)%
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
Expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to startup costs associated with Peacock, which were partially offset by a reduction in costs related to the Sky transaction. Corporate and Other Adjusted EBITDA excludes Sky transaction-related costs.
We launched Peacock in April 2020 and expect to continue to incur significant costs to develop and scale our direct-to-consumer streaming service.
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
We reconcile consolidated Adjusted EBITDA to net income attributable to Comcast Corporation. This measure should not be considered a substitute for operating income, net income (loss), net income attributable to Comcast Corporation, or net cash provided by operating activities that we have reported in accordance with GAAP.
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2020	2019
Net income attributable to Comcast Corporation	$2,147	$3,553
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	77	79
Income tax expense	700	1,076
Investment and other (income) loss, net	716	(676)
Interest expense	1,212	1,150
Depreciation	2,107	2,240
Amortization	1,157	1,080
Adjustment for Sky transaction-related costs	14	51
Adjusted EBITDA	$8,130	$8,553

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
Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended March 31,
	Actual	Constant Currency	Constant Currency Growth
(in millions, except per customer data)	2020	2019	%
Revenue
Direct-to-consumer	$3,679	$3,749	(1.9)%
Content	325	363	(10.5)
Advertising	513	580	(11.6)
Total revenue	4,517	4,692	(3.7)
Operating costs and expenses
Programming and production	2,064	2,248	(8.2)
Direct network costs	457	378	20.9
Other	1,445	1,415	2.1
Total operating costs and expenses	3,966	4,041	(1.9)
Adjusted EBITDA	$551	$651	(15.3)%
Average monthly direct-to-consumer revenue per customer relationship	$51.19	$52.83	(3.1)%
Liquidity and Capital Resources
Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities; existing cash, cash equivalents and investments; available borrowings under our existing credit facilities; and our ability to obtain future external financing. Refer to “Impacts of COVID-19” for additional discussion.
We maintain significant availability under our revolving credit facilities and commercial paper programs to meet our short-term liquidity requirements. As of March 31, 2020, amounts available under our revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit and bank guarantees, totaled $9.2 billion.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31,
(in millions)	2020	2019
Operating income	$4,852	$5,182
Depreciation, amortization and other operating gains	3,264	3,320
Noncash share-based compensation	298	245
Changes in operating assets and liabilities	(1,393)	(535)
Payments of interest	(991)	(970)
Payments of income taxes	(281)	(189)
Other	75	178
Net cash provided by operating activities	$5,824	$7,231

The variance in changes in operating assets and liabilities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the timing of our film and television costs, including sports rights, and collections on receivables, which were impacted by COVID-19.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 consisted primarily of capital expenditures, cash paid for intangible assets and the construction of Universal Beijing Resort. Net cash used in investing activities for the three months ended March 31, 2019 consisted primarily of capital expenditures, cash paid for intangible assets and purchase of investments. Capital expenditures decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to decreases in spending by our Theme Parks, Cable Communications and Sky segments. We anticipate further declines in spending across our segments as a result of COVID-19, even as we continue to invest in scalable infrastructure to increase network capacity in our Cable Communications segment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020 consisted primarily of proceeds from borrowings, partially offset by repayments of debt, dividend payments and repurchases of common stock under our employee plans. Net cash used in financing activities for the three months ended March 31, 2019 consisted primarily of repayments of debt, dividend payments and repurchases of common stock under our employee plans.
In February 2020, we issued $3.2 billion (using exchange rates on the date of issuance) of fixed rate Euro senior notes maturing between 2027 and 2040 and $1.8 billion (using exchange rates on the date of issuance) of fixed rate Sterling senior notes maturing between 2029 and 2036. In March 2020, we issued $4.0 billion of fixed rate senior notes maturing between 2025 and 2040.
For the three months ended March 31, 2020, we made debt repayments totaling $7.4 billion, including the early redemption of $6.5 billion of senior notes maturing between 2021 and 2047.
As of March 31, 2020, we had no commercial paper outstanding and there were no amounts outstanding under our revolving credit facilities.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Notes 6 and 7 for additional information on our financing activities.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. We have paused our share repurchase program in order to accelerate the reduction of indebtedness we incurred in connection with the acquisition of Sky, and no common shares were repurchased under the authorization for the three months ended March 31, 2020.
We paid $233 million for the three months ended March 31, 2020 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2020, our Board of Directors approved a 10% increase in our dividend to $0.92 per share on an annualized basis. In January 2020, our Board of Directors approved our first quarter dividend of $0.23 per share to be paid in April 2020. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. On January 29, 2020, we paid dividends of $977 million.
Guarantee Structure
Our debt is primarily issued at Comcast, although we also have debt at certain of our subsidiaries as a result of acquisitions and other issuances. A substantial amount of this debt is subject to guarantees by Comcast and by certain subsidiaries that we have put in place to simplify our capital structure. We believe this guarantee structure provides liquidity benefits to debt investors and helps to simplify credit analysis with respect to relative value considerations of guaranteed subsidiary debt.

Debt and Guarantee Structure
(in billions)	March 31, 2020	December 31, 2019
Debt subject to cross-guarantees
Comcast	$83.8	$80.4
NBCUniversal(a)	3.7	5.8
Comcast Cable(a)	2.1	2.1
	89.6	88.3
Debt subject to one-way guarantees
Sky	9.0	9.2
Other(a)	4.1	4.1
	13.1	13.3
Debt not guaranteed
Universal Beijing Resort(b)	1.5	1.3
Other	1.1	1.0
	2.6	2.3
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(1.7)	(1.7)
Total debt	$103.6	$102.2

(a)
NBCUniversal, Comcast Cable and Comcast Holdings (included within other debt subject to one-way guarantees) are each consolidated subsidiaries subject to the periodic reporting requirements of the SEC. The guarantee structures and related disclosures in this section, together with Exhibit 22, satisfy these reporting obligations.

(b)	Universal Beijing Resort debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. See Note 7 for additional information.
Cross-guarantees
Comcast, NBCUniversal and Comcast Cable (the “Guarantors”) fully and unconditionally, jointly and severally, guarantee each other's debt securities. NBCUniversal and Comcast Cable also guarantee other borrowings of Comcast, including its revolving credit facility. These guarantees rank equally with all other general unsecured and unsubordinated obligations of the respective Guarantors. However, the obligations of the Guarantors under the guarantees are structurally subordinated to the indebtedness and other liabilities of their respective non-guarantor subsidiaries. The obligations of each Guarantor are limited to the maximum amount that would not render such Guarantor’s obligations subject to avoidance under applicable fraudulent conveyance provisions of U.S. and non-U.S. law. Each Guarantor’s obligations will remain in effect until all amounts payable with respect to the guaranteed securities have been paid in full. However, a guarantee by NBCUniversal or Comcast Cable of Comcast’s debt securities, or by NBCUniversal of Comcast Cable’s debt securities, will terminate upon a disposition of such Guarantor entity or all or substantially all of its assets.
The Guarantors are each holding companies that principally hold investments in, borrow from and lend to, subsidiary operating companies; issue and service third-party debt obligations; repurchase shares and pay dividends; and engage in certain corporate and headquarters activities. The Guarantors are generally dependent on subsidiary operating companies to fund these activities. Accordingly, as of March 31, 2020, the combined Guarantors in the aggregate have notes payable to and receivable from other Comcast subsidiaries of $123.9 billion and $19.9 billion, respectively. The underlying net assets of the subsidiary operating companies are significantly in excess of these obligations.
One-way Guarantees
Comcast provides full and unconditional guarantees of certain debt issued by Sky and other consolidated subsidiaries not subject to the periodic reporting requirements of the SEC.
Comcast also provides a full and unconditional guarantee of $185 million principal amount of subordinated debt issued by Comcast Holdings. Comcast’s obligations under this guarantee are subordinated and subject, in right of payment, to the prior payment in full of all of Comcast’s senior indebtedness, including debt issued or debt guaranteed by Comcast on a senior basis. Comcast’s obligations as guarantor will remain in effect until all amounts payable with respect to the guaranteed debt have been paid in full. However, the guarantee will terminate upon a disposition of Comcast Holdings or all or substantially all of its assets. Comcast Holdings is a consolidated subsidiary holding company that directly or indirectly holds 100% and approximately 37% of our equity interests in Comcast Cable and NBCUniversal, respectively, and as of March 31, 2020 has approximately $0.5 billion of notes receivable from a subsidiary of Comcast and $0.3 billion of other assets.

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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 8 for additional information related to recent accounting pronouncements.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2019 Annual Report on Form 10-K and there have been no significant changes to this information.
ITEM 4: CONTROLS AND PROCEDURES
Conclusions regarding disclosure controls and procedures
Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, such disclosure controls and procedures were effective.
Changes in internal control over financial reporting
There were no changes in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
See Note 12 included in this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
ITEM 1A: RISK FACTORS
Part I, Item 1A., Risk Factors in our 2019 Annual Report on Form 10-K includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2019 Annual Report on Form 10-K. Except as presented below, there have been no material changes from the risk factors previously disclosed in Item 1A of our 2019 Annual Report on Form 10-K.
The COVID-19 pandemic could have a material adverse effect on our businesses and results of operations.
The impacts of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. For example, we have temporarily closed all of our theme parks and we cannot currently predict when the parks will reopen, or their operating levels after they reopen. The creation and availability of our film and television programming in the United States and globally have been and will continue to be disrupted, including as a result of the postponement or cancellation of sporting events (such as the professional soccer, hockey, baseball and basketball leagues and the Olympics), theatrical closures and the suspension of entertainment content production. Our Cable Communications results, while strong in the first quarter of 2020, will be negatively affected in the second quarter by the significant deterioration in domestic economic conditions in recent weeks and by the costs associated with our support of customer connectivity as the population increasingly works and learns remotely from home. We expect the continued deterioration of global economic conditions will result in lower advertising revenues and consumer spending across our businesses.
We expect that the ultimate significance of the impact of COVID-19 on our businesses will vary but will generally depend on the extent of measures taken affecting day-to-day life and the length of time that such measures remain in place to respond to COVID-19. At this point, it is impossible to predict such extent and duration and the degree to which supply and demand for our products and services, including advertising, will be affected. This uncertainty makes it challenging for management to estimate with precision the future performance of our businesses However, we expect these impacts of COVID-19 to increase in significance in the second quarter of 2020, and to have a material adverse impact on our consolidated results of operations over the near to medium term.
COVID-19 may also have the effect of heightening many of the other risks described in ‘‘Risk Factors’’ set forth in our 2019 Annual Report on Form 10-K.
ITEM 5: OTHER INFORMATION
On April 29, 2020, the employment agreement of Mr. David N. Watson, President & Chief Executive Officer, Comcast Cable, was amended to secure his employment through June 30, 2025 and to increase his annual cash bonus opportunity from 250% to 300% of his base salary, effective March 1, 2020.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan.
10.2*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective February 19, 2020.
10.3*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective April 10, 2020.
10.4*	Comcast Corporation 2003 Stock Option Plan, as amended and restated effective April 10, 2020.
10.5*	Amendment No. 2 to Employment Agreement with David N. Watson, dated as of April 29, 2020.
22.1	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, filed with the Securities and Exchange Commission on April 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 30, 2020