Form 10-Q
period 2020-06-30
COMCAST CORP
filed 2020-07-30
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of June 30, 2020, there were 4,558,656,239 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
Beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, we are voluntarily complying with new disclosure rules for guarantors and issuers of guaranteed debt securities issued by the Securities and Exchange Commission (“SEC”) in March 2020, as permitted by the transition guidance contained in the SEC’s final rule release “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities.” As a result, this report includes disclosures related to our consolidated subsidiaries that guarantee or have issued guaranteed debt securities registered with the SEC that are included within our guarantee structure (refer to Guarantee Structure within the Liquidity and Capital Resources section of Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations). As a result of these rules, NBCUniversal Media, LLC is no longer required to prepare stand-alone periodic reports under SEC rules, and our periodic reports are no longer prepared as a combined report being filed separately by Comcast Corporation and NBCUniversal Media, LLC.
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
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2020. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The SEC allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
Our businesses may be affected by, among other things, the following:

•	the COVID-19 pandemic has had, and we expect will continue to have, a material adverse effect on our businesses and results of operations

•	our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by online video distribution platforms for viewing content continue to adversely affect our businesses and challenge existing business models

•	a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses

•	our businesses depend on keeping pace with technological developments

•	we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses

•	programming expenses for our video services are increasing, which could adversely affect Cable Communications’ and Sky’s video businesses

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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenue	$23,715	$26,858	$50,324	$53,717
Costs and Expenses:
Programming and production	6,817	8,255	15,118	16,824
Other operating and administrative	7,646	8,086	15,900	15,986
Advertising, marketing and promotion	1,341	1,885	3,279	3,773
Depreciation	2,099	2,197	4,206	4,437
Amortization	1,165	1,079	2,322	2,159
Total costs and expenses	19,068	21,502	40,825	43,179
Operating income	4,647	5,356	9,499	10,538
Interest expense	(1,112)	(1,137)	(2,324)	(2,287)
Investment and other income (loss), net	420	(55)	(296)	621
Income before income taxes	3,955	4,164	6,879	8,872
Income tax expense	(946)	(961)	(1,646)	(2,037)
Net income	3,009	3,203	5,233	6,835
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	21	78	98	157
Net income attributable to Comcast Corporation	$2,988	$3,125	$5,135	$6,678
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.65	$0.69	$1.12	$1.47
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.65	$0.68	$1.11	$1.45
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$3,009	$3,203	$5,233	$6,835
Unrealized gains (losses) on marketable securities, net of deferred taxes of $1, $—, $1 and $—	(3)	1	(2)	2
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $7, $2, $17 and $11	(27)	123	27	64
Amounts reclassified to net income:
Realized (gains) losses on cash flow hedges, net of deferred taxes of $4, $7, $21 and $(4)	(21)	(45)	(127)	13
Employee benefit obligations, net of deferred taxes of $2, $2, $5 and $5	(8)	(9)	(16)	(16)
Currency translation adjustments, net of deferred taxes of $(9), $(6), $(16) and $(18)	(74)	(566)	(2,231)	241
Comprehensive income	2,876	2,707	2,884	7,139
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	21	78	98	157
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	(12)	(23)	(2)
Comprehensive income (loss) attributable to Comcast Corporation	$2,853	$2,641	$2,809	$6,984
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Operating Activities
Net income	$5,233	$6,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,528	6,596
Share-based compensation	621	533
Noncash interest expense (income), net	352	168
Net (gain) loss on investment activity and other	399	(367)
Deferred income taxes	(84)	466
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	900	295
Film and television costs, net	573	970
Accounts payable and accrued expenses related to trade creditors	(879)	(815)
Other operating assets and liabilities	824	(410)
Net cash provided by operating activities	14,467	14,271
Investing Activities
Capital expenditures	(3,957)	(4,355)
Cash paid for intangible assets	(1,219)	(1,078)
Construction of Universal Beijing Resort	(708)	(450)
Acquisitions, net of cash acquired	(198)	(114)
Proceeds from sales of businesses and investments	2,042	150
Purchases of investments	(471)	(1,605)
Other	33	38
Net cash provided by (used in) investing activities	(4,478)	(7,414)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(801)
Proceeds from borrowings	13,612	363
Repurchases and repayments of debt	(10,712)	(4,156)
Repurchases of common stock under employee plans	(269)	(350)
Dividends paid	(2,028)	(1,823)
Other	(2,128)	35
Net cash provided by (used in) financing activities	(1,525)	(6,732)
Impact of foreign currency on cash, cash equivalents and restricted cash	(77)	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	8,387	110
Cash, cash equivalents and restricted cash, beginning of period	5,589	3,909
Cash, cash equivalents and restricted cash, end of period	$13,976	$4,019
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$13,935	$5,500
Receivables, net	10,227	11,292
Programming rights	—	3,877
Other current assets	3,323	4,723
Total current assets	27,485	25,392
Film and television costs	12,213	8,933
Investments	6,845	6,989
Investment securing collateralized obligation	533	694
Property and equipment, net of accumulated depreciation of $53,765 and $53,239	48,985	48,322
Goodwill	67,354	68,725
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $17,210 and $17,217	34,186	36,128
Other noncurrent assets, net	9,012	8,866
Total assets	$265,978	$263,414
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$10,426	$10,826
Accrued participations and residuals	1,800	1,730
Deferred revenue	2,403	2,768
Accrued expenses and other current liabilities	9,770	10,516
Current portion of long-term debt	4,046	4,452
Total current liabilities	28,445	30,292
Long-term debt, less current portion	100,764	97,765
Collateralized obligation	5,167	5,166
Deferred income taxes	27,947	28,180
Other noncurrent liabilities	17,608	16,765
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,256	1,372
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,431,447,267 and 5,416,381,298; outstanding, 4,558,656,239 and 4,543,590,270	54	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,936	38,447
Retained earnings	53,420	50,695
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(1,279)	1,047
Total Comcast Corporation shareholders’ equity	83,614	82,726
Noncontrolling interests	1,177	1,148
Total equity	84,791	83,874
Total liabilities and equity	$265,978	$263,414
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
Balance, beginning of period	$1,259	$1,316	$1,372	$1,316
Contributions from (distributions to) noncontrolling interests, net	(10)	(17)	(37)	(37)
Other	(12)	(11)	(165)	(19)
Net income (loss)	19	41	86	69
Balance, end of period	$1,256	$1,329	$1,256	$1,329

Class A common stock
Balance, beginning of period	$54	$54	$54	$54
Balance, end of period	$54	$54	$54	$54

Additional Paid-In Capital
Balance, beginning of period	$38,597	$37,621	$38,447	$37,461
Stock compensation plans	261	237	473	411
Repurchases of common stock under employee plans	(10)	17	(103)	(45)
Employee stock purchase plans	79	67	133	115
Other	9	8	(14)	8
Balance, end of period	$38,936	$37,950	$38,936	$37,950

Retained Earnings
Balance, beginning of period	$51,516	$44,379	$50,695	$41,983
Cumulative effects of adoption of accounting standards	—	—	(124)	—
Repurchases of common stock under employee plans	(26)	(112)	(168)	(305)
Dividends declared	(1,061)	(964)	(2,125)	(1,928)
Other	3	(3)	7	(3)
Net income (loss)	2,988	3,125	5,135	6,678
Balance, end of period	$53,420	$46,425	$53,420	$46,425

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,144)	$422	$1,047	$(368)
Other comprehensive income (loss)	(135)	(484)	(2,326)	306
Balance, end of period	$(1,279)	$(62)	$(1,279)	$(62)

Noncontrolling Interests
Balance, beginning of period	$1,277	$903	$1,148	$889
Other comprehensive income (loss)	2	(12)	(12)	(2)
Contributions from (distributions to) noncontrolling interests, net	(105)	62	15	16
Other	1	(10)	14	(11)
Net income (loss)	2	37	12	88
Balance, end of period	$1,177	$980	$1,177	$980
Total equity	$84,791	$77,830	$84,791	$77,830
Cash dividends declared per common share	$0.23	$0.21	$0.46	$0.42
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
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and other business initiatives, such as Peacock, our new direct-to-consumer streaming service that primarily features NBCUniversal content.
We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to Comcast Corporation excluded from Adjusted EBITDA are not separately evaluated. Our financial data by business segment is presented in the tables below.

Comcast Corporation

	Three Months Ended June 30, 2020
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,428	$6,176	$1,937	$1,452	$326
NBCUniversal
Cable Networks	2,515	1,243	190	5	5
Broadcast Television	2,364	641	39	20	2
Filmed Entertainment	1,194	228	23	3	5
Theme Parks	87	(399)	193	295	16
Headquarters and Other(a)	24	(73)	129	52	38
Eliminations(b)	(60)	(2)	—	—	—
NBCUniversal	6,124	1,638	574	375	66
Sky	4,079	749	720	215	170
Corporate and Other(c)	46	(506)	33	34	39
Eliminations(b)	(962)	(130)	—	—	—
Comcast Consolidated	$23,715	$7,927	$3,264	$2,076	$601

	Three Months Ended June 30, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,450	$5,854	$2,036	$1,594	$303
NBCUniversal
Cable Networks	2,947	1,201	183	6	4
Broadcast Television	2,402	534	40	37	3
Filmed Entertainment	1,457	183	20	4	6
Theme Parks	1,464	590	170	378	17
Headquarters and Other(a)	22	(182)	114	48	35
Eliminations(b)	(86)	(2)	—	—	—
NBCUniversal	8,206	2,324	527	473	65
Sky	4,828	772	673	177	152
Corporate and Other(c)	56	(213)	40	19	11
Eliminations(b)	(682)	(21)	—	—	—
Comcast Consolidated	$26,858	$8,716	$3,276	$2,263	$531

	Six Months Ended June 30, 2020
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$29,346	$12,252	$3,883	$2,721	$682
NBCUniversal
Cable Networks	5,374	2,491	385	10	8
Broadcast Television	5,048	1,142	82	45	5
Filmed Entertainment	2,564	334	45	7	10
Theme Parks	956	(323)	382	591	31
Headquarters and Other(a)	47	(260)	245	99	79
Eliminations(b)	(131)	1	—	—	—
NBCUniversal	13,858	3,385	1,139	752	133
Sky	8,596	1,300	1,438	412	336
Corporate and Other(c)	166	(758)	68	72	68
Eliminations(b)	(1,642)	(122)	—	—	—
Comcast Consolidated	$50,324	$16,057	$6,528	$3,957	$1,219

Comcast Corporation

	Six Months Ended June 30, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$28,730	$11,582	$4,071	$2,957	$626
NBCUniversal
Cable Networks	5,815	2,463	365	12	6
Broadcast Television	4,869	921	79	50	6
Filmed Entertainment	3,225	547	39	8	11
Theme Parks	2,740	1,088	332	772	36
Headquarters and Other(a)	39	(356)	227	84	77
Eliminations(b)	(169)	(2)	—	—	—
NBCUniversal	16,519	4,661	1,042	926	136
Sky	9,625	1,435	1,414	436	303
Corporate and Other(c)	164	(400)	69	36	13
Eliminations(b)	(1,321)	(9)	—	—	—
Comcast Consolidated	$53,717	$17,269	$6,596	$4,355	$1,078

(a)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(b)
Included in Eliminations are transactions that our segments enter into with one another. Our segments generally report transactions with one another as if they were stand-alone businesses in accordance with GAAP, and these transactions are eliminated in consolidation. When multiple segments enter into transactions to provide products and services to third parties, revenue is generally allocated to our segments based on relative value.

The most significant transactions between our segments include distribution revenue at Cable Networks for the sale of programming to Cable Communications; content licensing revenue in our NBCUniversal segments (Broadcast Television, Filmed Entertainment and Cable Networks) for the license of owned content to Peacock and Sky, and for licenses of owned content to other NBCUniversal segments; advertising revenue at Cable Communications, Cable Networks and Broadcast Television; and distribution revenue at Broadcast Television for fees received under retransmission consent agreements from Cable Communications. For segment reporting purposes, we account for intercompany content licenses as follows:

•
Revenue for licenses of content from NBCUniversal segments to Peacock and Sky are generally recognized at a point in time, consistent with the recognition of transactions with third parties, when the content is delivered and made available for use. The costs of these licenses at Peacock and Sky are recognized as the content is used over the license period. The difference in timing of recognition between segments results in an Adjusted EBITDA impact in eliminations as the profits on these transactions are deferred in our consolidated results and recognized as the content is used over the license period.

•
Revenue for licenses of content between NBCUniversal segments is recognized over time to correspond with the amortization of the programming rights asset for the licensed content as the content is used over the license period.

(c)	Corporate and Other activities include costs associated with overhead and personnel, revenue and expenses associated with our other business interests, including Peacock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Adjusted EBITDA	$7,927	$8,716	$16,057	$17,269
Adjustment for Sky transaction-related costs	(16)	(84)	(30)	(135)
Depreciation	(2,099)	(2,197)	(4,206)	(4,437)
Amortization	(1,165)	(1,079)	(2,322)	(2,159)
Interest expense	(1,112)	(1,137)	(2,324)	(2,287)
Investment and other income (loss), net	420	(55)	(296)	621
Income before income taxes	$3,955	$4,164	$6,879	$8,872

Comcast Corporation

Note 3: Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Residential:
High-speed internet	$5,000	$4,663	$10,001	$9,240
Video	5,415	5,594	11,047	11,222
Voice	877	982	1,776	1,972
Wireless	326	244	669	469
Business services	2,004	1,933	4,047	3,824
Advertising	428	607	985	1,163
Other	378	427	821	840
Total Cable Communications(a)	14,428	14,450	29,346	28,730

Distribution	1,455	1,707	3,163	3,442
Advertising	679	931	1,513	1,783
Content licensing and other	381	309	698	590
Total Cable Networks	2,515	2,947	5,374	5,815

Advertising	959	1,329	2,277	2,646
Content licensing	749	472	1,484	1,032
Distribution and other	656	601	1,287	1,191
Total Broadcast Television	2,364	2,402	5,048	4,869

Theatrical	8	252	325	697
Content licensing	850	712	1,541	1,529
Home entertainment	229	229	400	496
Other	107	264	298	503
Total Filmed Entertainment	1,194	1,457	2,564	3,225

Total Theme Parks	87	1,464	956	2,740
Headquarters and Other	24	22	47	39
Eliminations(b)	(60)	(86)	(131)	(169)
Total NBCUniversal	6,124	8,206	13,858	16,519

Direct-to-consumer	3,524	3,889	7,203	7,723
Content	234	376	559	746
Advertising	321	563	834	1,156
Total Sky	4,079	4,828	8,596	9,625

Corporate and Other	46	56	166	164
Eliminations(b)	(962)	(682)	(1,642)	(1,321)
Total revenue	$23,715	$26,858	$50,324	$53,717

(a)
For both the three and six months ended June 30, 2020, 2.6% of Cable Communications segment revenue was derived from franchise and other regulatory fees. For both the three and six months ended June 30, 2019, 2.5% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)	Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States but also in select international markets. The table below summarizes revenue by geographic location.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
United States	$18,656	$20,539	$39,346	$40,996
Europe	4,621	5,297	9,654	10,667
Other	438	1,022	1,324	2,054
Total revenue	$23,715	$26,858	$50,324	$53,717

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

(in millions)	June 30, 2020	December 31, 2019
Receivables, gross	$11,013	$11,711
Less: Allowance for doubtful accounts	786	419
Receivables, net	$10,227	$11,292

(in millions)	June 30, 2020	December 31, 2019
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,218	$1,337
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,040	$1,083
Noncurrent deferred revenue (included in other noncurrent liabilities)	$904	$618

Note 4: Programming and Production Costs
Film and Television Costs
Cable Networks, Broadcast Television, Filmed Entertainment and Sky produce owned content or acquire the rights to programming from third parties, which are described as owned film and television costs and programming rights, respectively. We adopted new accounting guidance related to film and television costs in the first quarter of 2020 (see Note 8), and accordingly amounts presented below for periods in 2020 and the policy discussion reflect the updated accounting guidance, and amounts presented for 2019 reflect the accounting guidance in effect at that time. Under the new accounting guidance, we have determined that the predominant monetization strategy for the substantial majority of our content is on an individual basis.
Amortization of Film and Television Costs

(in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Owned film and television costs	$1,539	$3,327
Programming rights	$1,584	$4,248

Capitalized Film and Television Costs

	June 30, 2020	December 31, 2019
(in millions)	Film and Television Costs	Film Costs	Television Costs	Total
Owned film and television costs:
Released, less amortization	$3,929	$1,551	$2,810	$4,361
Completed, not released	73	187	—	187
In production and in development	2,439	1,314	1,162	2,476
	6,441	3,052	3,972	7,024
Programming rights, less amortization	5,772			5,786
	12,213			12,810
Less: Current portion of programming rights	—			3,877
Film and television costs	$12,213			$8,933

Comcast Corporation

The table below summarizes estimated future amortization expense for the capitalized film and television costs recorded in our condensed consolidated balance sheet as of June 30, 2020.

(in millions)	Owned Film and Television Costs	Programming Rights
Completed, not released:
Remaining six months of 2020	$22

Released and programming rights:
Remaining six months of 2020	$976	$2,786
2021	$809	$1,510
2022	$471	$664

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
When an event or a change in circumstance occurs that was known or knowable as of the balance sheet date and that indicates the fair value of either owned film and television content or programming rights is less than the unamortized costs in the balance sheet, we determine the fair value and record an impairment charge to the extent the unamortized costs exceed the fair value. Owned film and television costs are assessed either individually or in identified film groups, for content predominantly monetized on an individual basis or with other content, respectively. The substantial majority of our owned film and television costs are evaluated for impairment on an individual title basis. Programming rights that are not part of a film group are generally assessed in packages, channels, or dayparts. A daypart is an aggregation of programs broadcast during a particular time of day or programs of a similar type. Programming rights licensed by Cable Networks are primarily tested on a channel basis for impairment, whereas programming rights licensed by Broadcast Television are tested on a daypart basis. Estimated fair values of owned film and television costs or programming rights are generally based on level 3 inputs including analysis of market participant estimates of future cash flows. We record charges related to impairments or content that is substantively abandoned to programming and production costs. Impairments of capitalized film and television costs were not material in any of the periods presented.
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

Comcast Corporation

the programming delivered, we recognize an asset in programming rights. Production costs incurred in advance of airing are also presented in programming rights.
Note 5: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended June 30,
	2020			2019
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,988	4,570	$0.65	$3,125	4,547	$0.69
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		37			60
Diluted EPS attributable to Comcast Corporation shareholders	$2,988	4,607	$0.65	$3,125	4,607	$0.68

	Six Months Ended June 30,
	2020			2019
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$5,135	4,566	$1.12	$6,678	4,540	$1.47
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		45			60
Diluted EPS attributable to Comcast Corporation shareholders	$5,135	4,611	$1.11	$6,678	4,600	$1.45

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the combination of the option exercise price and the associated unrecognized compensation expense is greater than the average market price of our common stock. The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and six months ended June 30, 2020 or 2019.
Note 6: Long-Term Debt
As of June 30, 2020, our debt had a carrying value of $104.8 billion and an estimated fair value of $124.7 billion. The estimated fair value of our publicly traded debt was primarily based on level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Comcast Corporation

Note 7: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. As of June 30, 2020, Universal Beijing Resort had $1.8 billion principal amount of a term loan outstanding under the debt financing agreement.
As of June 30, 2020, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loan, of Universal Beijing Resort totaling $3.7 billion and $2.6 billion, respectively.
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
Credit Losses
In June 2016, the FASB updated the accounting guidance related to the measurement of credit losses on financial instruments, including trade receivables and loans. The updated guidance requires the recognition of credit losses on financial instruments based on an estimate of expected losses, replacing the incurred loss model in the prior guidance. We adopted the updated guidance on January 1, 2020 on a prospective basis, recording $124 million, net of tax, as a cumulative effect adjustment to retained earnings and as a result, prior period amounts were not adjusted. The adoption of the updated accounting guidance did not have a material impact on our consolidated results of operations or financial position for any periods presented.
Note 9: Investments
Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Equity in net income (losses) of investees, net	$300	$(202)	$(368)	$60
Realized and unrealized gains (losses) on equity securities, net	5	194	(53)	408
Other income (loss), net	115	(47)	125	153
Investment and other income (loss), net	$420	$(55)	$(296)	$621

Comcast Corporation

(in millions)	June 30, 2020	December 31, 2019
Equity method	$5,387	$5,347
Marketable equity securities	41	353
Nonmarketable equity securities	1,859	1,896
Other investments	138	1,796
Total investments	7,425	9,392
Less: Current investments	47	1,709
Less: Investment securing collateralized obligation	533	694
Noncurrent investments	$6,845	$6,989

Equity Method
Atairos
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three and six months ended June 30, 2020, we recognized income of $446 million and a loss of $135 million, respectively. For the three and six months ended June 30, 2019, we recognized a loss of $106 million and income of $268 million, respectively. For the six months ended June 30, 2020 and 2019, we made cash capital contributions to Atairos totaling $172 million and $463 million, respectively. As of both June 30, 2020 and December 31, 2019, our investment in Atairos was $3.2 billion.
Hulu and Collateralized Obligation
For the three and six months ended June 30, 2020, we recognized losses of $79 million and $161 million, respectively, in equity in net income (losses) of investees, net. For the three and six months ended June 30, 2019, we recognized losses of $109 million and $250 million, respectively, and in the first quarter 2019, we recognized a previously deferred dilution gain of $159 million in other income (loss), net. For the six months ended June 30, 2019, we made cash capital contributions totaling $903 million to Hulu, inclusive of the funding to acquire our proportionate share of AT&T’s previously held 10% interest. There were no cash capital contributions made during the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, our investment was $533 million and $694 million, respectively.
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of June 30, 2020, both the carrying value and fair value of our collateralized obligation was $5.2 billion. The estimated fair value was based on level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value.
Marketable Equity Securities
Peloton
Following Peloton’s initial public offering in September 2019, we presented our investment in Peloton in marketable equity securities, which was previously presented in nonmarketable equity securities. In the second quarter of 2020, we sold our investment in Peloton. For the three and six months ended June 30, 2020, we recognized gains of $86 million and $67 million, respectively, in realized and unrealized gains (losses) on equity securities, net. As of December 31, 2019, our investment in Peloton was $294 million.
Snap
In the fourth quarter of 2019, we sold our investment in Snap. For the three and six months ended June 30, 2019, we recognized unrealized gains of $96 million and $258 million, respectively, in realized and unrealized gains (losses) on equity securities, net.

Comcast Corporation

Other Investments
AirTouch
In April 2020, Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), redeemed the two series of preferred stock and we received cash payments totaling $1.7 billion. Subsequently, we redeemed and repurchased the three series of preferred shares issued by one of our consolidated subsidiaries and made cash payments totaling $1.8 billion.
As of December 31, 2019, our AirTouch investment was $1.6 billion, and the associated liability related to redeemable subsidiary preferred shares was $1.7 billion.
Note 10: Intangible Assets

		June 30, 2020		December 31, 2019
(in millions)	Weighted-Average Original Useful Life as of June 30, 2020	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59,365		$59,365
Trade names	N/A	—		8,809
FCC licenses	N/A	2,337		2,337
Finite-Lived Intangible Assets:
Customer relationships	14 years	21,263	$(7,870)	22,884	$(8,295)
Software	5 years	16,075	(8,213)	15,357	(7,287)
Other agreements and rights	28 years	11,721	(1,127)	3,958	(1,635)
Total		$110,761	$(17,210)	$112,710	$(17,217)

Estimated Amortization Expense of Finite-Lived Intangible Assets

(in millions)
Remaining six months of 2020	$2,285
2021	$4,218
2022	$3,650
2023	$3,029
2024	$2,456

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
Recognized Share-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Restricted share units	$179	$167	$320	$294
Stock options	83	72	154	119
Employee stock purchase plans	9	6	21	15
Total	$271	$245	$495	$428

As of June 30, 2020, we had unrecognized pretax compensation expense of $1.4 billion and $684 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation

Cash Payments for Interest and Income Taxes

	Six Months Ended June 30,
(in millions)	2020	2019
Interest	$1,936	$2,111
Income taxes	$333	$1,634

Noncash Activities
During the six months ended June 30, 2020:

•	we acquired $1.8 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $1.1 billion for a quarterly cash dividend of $0.23 per common share paid in July 2020
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$13,935	$5,500
Restricted cash included in other current assets	22	42
Restricted cash included in other noncurrent assets, net	19	47
Cash, cash equivalents and restricted cash, end of period	$13,976	$5,589

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2020	June 30, 2019
Unrealized gains (losses) on marketable securities	$4	$5
Deferred gains (losses) on cash flow hedges	39	132
Unrecognized gains (losses) on employee benefit obligations	249	309
Cumulative translation adjustments	(1,571)	(508)
Accumulated other comprehensive income (loss), net of deferred taxes	$(1,279)	$(62)

Note 12: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
None of the holders of the Series A cumulative preferred stock of NBCUniversal Enterprise exercised their right to cause NBCUniversal Enterprise to redeem their shares during the first 30 day election period beginning March 19, 2020. As of June 30, 2020, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $728 million. The estimated fair value is based on level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Cable Communications Segment
Cable Communications is a leading provider of high-speed internet, video, voice, wireless, and security and automation services to residential customers under the Xfinity brand; we also provide these and other services to business customers and sell advertising. As of June 30, 2020, our cable systems had 32.1 million total customer relationships, including 29.8 million residential and 2.4 million business customer relationships, and passed more than 59 million homes and businesses. Revenue is generated primarily from residential and business customers that subscribe to our services, which are marketed individually and as bundled services, and from the sale of advertising.
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
Sky Segment
Sky is one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, high-speed internet, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks. As of June 30, 2020, Sky had 23.7 million retail customer relationships.

Corporate and Other
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and other business initiatives, such as Peacock, which was made available to Comcast customers in April 2020 and launched nationally in July 2020.
Impacts of COVID-19
The novel coronavirus disease 2019 (“COVID-19”) and measures taken to prevent its spread across the globe continue to impact our businesses in a number of ways. Our Cable Communications results of operations were strong in the first half of 2020, despite having been affected in the second quarter by the significant deterioration in domestic economic conditions and by the costs associated with our support of customer connectivity as people continued to work and learn remotely from home. COVID-19 had material negative impacts on NBCUniversal and Sky results of operations during the second quarter of 2020 primarily due to the temporary closure of our theme parks and the postponement and cancellation of many sporting events. We continue to implement and evaluate cost initiatives across our businesses that have impacted and will continue to impact our results of operations; certain costs incurred by our businesses in response to COVID-19, including severance and restructuring charges, are presented in Corporate and Other. We expect the impacts of COVID-19 will continue to have a material adverse impact on our consolidated results of operations over the near to medium term.
Cable Communications

•
Our distribution network to date has performed well under the stress of increased traffic and peak usage driven by increased video streaming, gaming and videoconferencing as more customers work and learn remotely from home.

•
We incurred costs during the first half of 2020 associated with compensating personnel in roles affected by COVID-19. These costs included additional compensation for frontline personnel who worked to keep our customers connected to our services and compensation for certain personnel who were unable to work due to the closing or suspension of operations.

•
We have pledged, continuing through the end of December 2020, that new qualifying customers for Internet Essentials, our low-income internet adoption program, will receive 60 days of free internet services. We also pledged through the end of June 2020 to waive certain fees and to not disconnect internet, voice or wireless services for customers for nonpayment, and are providing these customers a variety of flexible and extended payment options. As a result, our customer metrics for the first half of 2020 do not include certain high-risk customers who continue to receive service following nonpayment or customers in the free Internet Essentials offer.

•
Many professional sports leagues have resumed or have announced plans to resume, some with a reduced schedule for the remainder of the interrupted seasons. Certain of our programming distribution agreements with regional sports networks include contractual adjustment provisions if a minimum number of sporting events does not occur. In the second quarter of 2020, our programming expenses were reduced as a result of these provisions, and our revenue was negatively impacted in similar amounts as a result of adjustments that we anticipate passing through to our customers. These provisions are also expected to impact future period revenue and expenses in 2020. The ultimate amounts and timing of the adjustments are dependent upon the extent to which the sports leagues are able to resume the interrupted seasons.

•
The deterioration of economic conditions and increased economic uncertainty resulting from COVID-19 have resulted in reduced demand for our residential and business services and reduced spending from advertisers, which have had, and likely will continue to have, negative impacts on our revenue over the near to medium term. In addition, we believe there is increased risk associated with collections on our outstanding receivables, and we have incurred, and expect to continue to incur, increases in our bad debt expense compared to the prior year periods.

NBCUniversal

•
The temporary closure of all of our theme parks in the first and second quarters of 2020 had the most significant impact on our revenue and Adjusted EBITDA for the three and six months ended June 30, 2020 on a consolidated basis. Our parks in Orlando and Japan reopened with limited capacity in June 2020, while our park in Hollywood remains closed. We expect the results of operations at our theme parks will continue to be negatively impacted in the near to medium term, and we cannot predict when the Hollywood park will reopen, if any reopened parks will remain open or the level of attendance at any reopened parks. In addition, although we currently expect that Universal Beijing Resort will open in 2021, we have delayed certain construction projects, including the development of the Epic Universe theme park in Orlando.

•
The deterioration of economic conditions caused by COVID-19 resulted in significant reductions in advertising spend by our customers in the Cable Networks and Broadcast Television segments in the second quarter of 2020, and we expect this trend to continue over the near to medium term. These conditions have also resulted, and may continue to result, in an acceleration of subscriber losses at our networks due to reduced consumer spending.

•
We incurred costs during the first half of 2020 associated with compensating personnel who were unable to work due to the closing or suspension of operations, including at our theme parks and at our production studios.

•
The postponement and cancellation of many sporting events and professional sports seasons impacted our first and second quarter 2020 results of operations, since both advertising revenues and costs associated with broadcasting these programs were not recognized. Many professional sports leagues have resumed or have announced plans to resume, some with reduced numbers of events for the remainder of the interrupted seasons. Certain of our sports programming rights agreements and distribution agreements with multichannel video providers include contractual provisions if a minimum number of events does not occur. Our distribution revenue in the second quarter of 2020 was negatively impacted as a result of credits accrued relating to these provisions, and the programming costs that we will recognize as the remaining events occur, which are now expected to be primarily in the third quarter of 2020, will also be impacted. When, or the extent to which, sporting events will occur in 2020 will impact the timing, and potentially the amount, of revenue and expense recognition. In addition, the 2020 Tokyo Olympics have been postponed from the third quarter of 2020 to the third quarter of 2021, which will result in a corresponding delay of the associated revenue and costs.

•
The creation and availability of our film and television programming in the United States and globally have been disrupted, including from the suspension of studio production operations. Additionally, with the temporary closure of many movie theaters worldwide, we have delayed or altered the theatrical distribution strategy for certain of our films, both domestically and internationally. Delays in theatrical releases will affect both current and future periods as a result of corresponding delays in subsequent content licensing windows. We expect results of operations in our Filmed Entertainment segment to continue to be negatively impacted over the near to medium term as a result of COVID-19.

Sky

•
Many sporting events and professional sports seasons were postponed beginning in the second half of the first quarter of 2020, with certain sports, including European soccer, resuming in May and June 2020, which resulted in significant impacts on Sky’s results of operations in the first and second quarters of 2020. Direct-to-consumer revenue has been negatively impacted as a result of lower sports subscription revenue and we expect continued negative impacts as a result of the impacts of COVID-19 on the reopening plans of our commercial customers. Additionally, significant costs associated with broadcasting these programs were not recognized as a result of the sporting events not occurring in the first quarter of 2020 and for most of the second quarter. Although sporting events have resumed, COVID-19 continues to result in uncertainty in the ultimate timing of when, or the extent to which, sporting events will occur in 2020; their broadcast is expected to impact the timing, and potentially the amount, of revenue and expense recognition.

•
We temporarily suspended certain sales channels due to COVID-19, which negatively impacted net customer additions and revenue in the first and second quarters of 2020. Our sales channels generally resumed operations in June.

•
COVID-19 has resulted in the deterioration of economic conditions and increased economic uncertainty in the U.K. and Europe, intensifying what was an already deteriorating economic and advertising environment. These conditions negatively impacted revenue in the first and second quarters of 2020, and we expect will continue to reduce advertising spend and consumer demand for our services for the remainder of 2020. In addition, there is increased risk associated with collections on our outstanding receivables, and we have incurred and expect to continue to incur increases in our bad debt expense.

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
As of June 30, 2020, we evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for any of our long-lived assets, including goodwill, and concluded no assessment was required. We will continue to evaluate the impacts of COVID-19 to our businesses, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future. Our first and second quarter 2020 results were impacted by significant losses and gains, respectively, as a result of the volatility in the market values for publicly traded equity securities underlying our investments.

Liquidity
Although negatively impacted by the effects of COVID-19, we expect that our businesses will continue to generate significant cash flow from operating activities and we believe that these cash flows, together with our existing cash, cash equivalents and investments, available borrowings under our existing credit facilities, and our ability to obtain future external financing, will be sufficient for us to meet our current and long-term liquidity and capital requirements. However, we expect the timing of certain priorities to be impacted, such as the pace of our debt reduction efforts and return to share repurchases, and the delay of certain capital projects.
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
Seasonality and Cyclicality
Each of our businesses is typically subject to seasonal and cyclical variations. Cable Communications’ results are impacted by the seasonal nature of residential customers receiving our services in college and vacation markets. This generally results in fewer net customer relationship additions in the second quarter of each year.
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
Consolidated Operating Results

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions, except per share data)	2020	2019	%	2020	2019	%
Revenue	$23,715	$26,858	(11.7)%	$50,324	$53,717	(6.3)%
Costs and Expenses:
Programming and production	6,817	8,255	(17.4)	15,118	16,824	(10.1)
Other operating and administrative	7,646	8,086	(5.5)	15,900	15,986	(0.5)
Advertising, marketing and promotion	1,341	1,885	(28.9)	3,279	3,773	(13.1)
Depreciation	2,099	2,197	(4.5)	4,206	4,437	(5.2)
Amortization	1,165	1,079	8.1	2,322	2,159	7.6
Operating income	4,647	5,356	(13.2)	9,499	10,538	(9.9)
Interest expense	(1,112)	(1,137)	(2.1)	(2,324)	(2,287)	1.6
Investment and other income (loss), net	420	(55)	NM	(296)	621	(147.7)
Income before income taxes	3,955	4,164	(5.0)	6,879	8,872	(22.5)
Income tax expense	(946)	(961)	(1.5)	(1,646)	(2,037)	(19.2)
Net income	3,009	3,203	(6.0)	5,233	6,835	(23.4)
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	21	78	(73.6)	98	157	(37.5)
Net income attributable to Comcast Corporation	$2,988	$3,125	(4.4)%	$5,135	$6,678	(23.1)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.65	$0.69	(5.8)%	$1.12	$1.47	(23.8)%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.65	$0.68	(4.4)%	$1.11	$1.45	(23.4)%

Adjusted EBITDA(a)	$7,927	$8,716	(9.1)%	$16,057	$17,269	(7.0)%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding. Percentage changes that are considered not meaningful are denoted with NM.

(a)
Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 35 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated Revenue
Theme Parks, Sky, Cable Networks, Filmed Entertainment, Broadcast Television and Cable Communications drove decreases in consolidated revenue for the three months ended June 30, 2020.
Theme Parks, Sky, Filmed Entertainment and Cable Networks drove decreases in consolidated revenue for the six months ended June 30, 2020, which were offset by increases in Cable Communications and Broadcast Television.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses
Sky, Cable Networks, Theme Parks, Cable Communications, Filmed Entertainment and Broadcast Television drove decreases in consolidated operating costs and expenses for the three months ended June 30, 2020.
Sky, Cable Networks, Filmed Entertainment, Theme Parks, Cable Communications and Broadcast Television drove decreases in consolidated operating costs and expenses for the six months ended June 30, 2020.
Operating costs and expenses for our segments and our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	%	2020	2019	%
Cable Communications	$1,937	$2,036	(4.9)%	$3,883	$4,071	(4.6)%
NBCUniversal	574	527	8.9	1,139	1,042	9.3
Sky	720	673	7.0	1,438	1,414	1.7
Corporate and Other	33	40	(18.1)	68	69	(0.8)
Comcast Consolidated	$3,264	$3,276	(0.4)%	$6,528	$6,596	(1.0)%
Consolidated depreciation and amortization expense decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to a decrease in depreciation at Cable Communications related to a reduction in capital expenditures on customer premise equipment, partially offset by an increase in the amortization of certain trade names beginning in the first quarter of 2020, which were previously accounted for as indefinite-lived intangible assets (see Note 10). During the first quarter of 2019, we recorded adjustments to the purchase price allocation of Sky, primarily related to intangible assets and property and equipment. This change resulted in an adjustment recorded in the first quarter of 2019 related to the fourth quarter of 2018 that increased depreciation and amortization expense by $53 million.
Amortization expense from acquisition-related intangible assets totaled $565 million and $1.1 billion for the three and six months ended June 30, 2020, respectively. Amortization expense from acquisition-related intangible assets totaled $499 million and $1 billion for the three and six months ended June 30, 2019, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Interest Expense
Interest expense decreased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to decreases in our debt outstanding. Interest expense increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a $140 million charge in the first quarter of 2020 related to the early redemption of senior notes due 2021, partially offset by decreases in our debt outstanding.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Equity in net income (losses) of investees, net	$300	$(202)	$(368)	$60
Realized and unrealized gains (losses) on equity securities, net	5	194	(53)	408
Other income (loss), net	115	(47)	125	153
Total investment and other income (loss), net	$420	$(55)	$(296)	$621
Equity in Net Income (Losses) of Investees, Net
The change in equity in net income (losses) of investees, net for the three and six months ended June 30, 2020 compared to the same periods in 2019 were primarily due to our equity method investments in Atairos and Hulu. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments. The equity in net income (losses) of Atairos and Hulu for the three and six months ended June 30, 2020 and 2019 are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Atairos	$446	$(106)	$(135)	$268
Hulu	$(79)	$(109)	$(161)	$(250)
Realized and Unrealized Gains (Losses) on Equity Securities, Net
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to gains related to our investment in Peloton of $86 million, which we sold in the second quarter of 2020, offset by losses on certain investments in the second quarter of 2020, compared to gains on investments, including $96 million related to our investment in Snap in the second quarter of 2019. The change in realized and unrealized gains (losses) on equity securities, net for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to losses on certain investments for the six months ended June 30, 2020, partially offset by gains related to our investment in Peloton, which we sold in the second quarter of 2020, compared to gains on investments, including $258 million related to our investment in Snap, which was sold in the fourth quarter of 2019.
Other Income (Loss), Net
The change in other income (loss), net for the three months ended June 30, 2020 compared to the same period in 2019 primarily relates to foreign exchange remeasurement gains and gains related to insurance contracts in the second quarter of 2020, compared to foreign exchange remeasurement losses and an impairment of an equity method investment in the second quarter of 2019. The change in other income (loss), net for the six months ended June 30, 2020 compared to the same period in 2019 primarily relates to foreign exchange remeasurement gains for the six months ended June 30, 2020 compared to a gain of $159 million recorded in the prior year period related to the dilution of our Hulu ownership. See Note 9.
Consolidated Income Tax Expense
Income tax expense for the three and six months ended June 30, 2020 and 2019 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to lower income before income taxes.
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

Cable Communications Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Residential:
High-speed internet	$5,000	$4,663	$337	7.2%
Video	5,415	5,594	(179)	(3.2)
Voice	877	982	(105)	(10.7)
Wireless	326	244	82	33.9
Business services	2,004	1,933	71	3.6
Advertising	428	607	(179)	(29.6)
Other	378	427	(49)	(11.0)
Total revenue	14,428	14,450	(22)	(0.2)
Operating costs and expenses
Programming	3,203	3,372	(169)	(5.0)
Technical and product support	1,933	1,898	35	1.8
Customer service	601	624	(23)	(3.7)
Advertising, marketing and promotion	834	1,004	(170)	(16.9)
Franchise and other regulatory fees	398	390	8	2.0
Other	1,283	1,308	(25)	(1.9)
Total operating costs and expenses	8,252	8,596	(344)	(4.0)
Adjusted EBITDA	$6,176	$5,854	$322	5.5%

	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Residential:
High-speed internet	$10,001	$9,240	$761	8.2%
Video	11,047	11,222	(175)	(1.6)
Voice	1,776	1,972	(196)	(9.9)
Wireless	669	469	200	42.6
Business services	4,047	3,824	223	5.8
Advertising	985	1,163	(178)	(15.3)
Other	821	840	(19)	(2.1)
Total revenue	29,346	28,730	616	2.1
Operating costs and expenses
Programming	6,682	6,791	(109)	(1.6)
Technical and product support	3,945	3,778	167	4.4
Customer service	1,238	1,249	(11)	(0.9)
Advertising, marketing and promotion	1,788	1,976	(188)	(9.5)
Franchise and other regulatory fees	804	781	23	2.9
Other	2,637	2,573	64	2.5
Total operating costs and expenses	17,094	17,148	(54)	(0.3)
Adjusted EBITDA	$12,252	$11,582	$670	5.8%

Customer Metrics

			Net Additions
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019	2020	2019
Customer relationships
Residential customer relationships	29,750	28,508	241	123	601	399
Business services customer relationships	2,384	2,356	(24)	29	(12)	53
Total customer relationships	32,134	30,864	217	152	589	453
Residential customer relationships mix
One product customers	11,332	9,526	531	231	1,085	512
Two product customers	8,742	8,952	(107)	(57)	(181)	(40)
Three or more product customers	9,676	10,030	(184)	(50)	(303)	(72)
High-speed internet
Residential customers	27,220	25,631	340	182	806	534
Business services customers	2,209	2,176	(17)	28	(6)	51
Total high-speed internet customers	29,429	27,807	323	209	800	584
Video
Residential customers	19,473	20,642	(427)	(209)	(814)	(317)
Business services customers	894	999	(51)	(15)	(72)	(28)
Total video customers	20,367	21,641	(477)	(224)	(887)	(345)
Voice
Residential customers	9,698	10,008	(142)	(82)	(236)	(145)
Business services customers	1,331	1,324	(16)	17	(12)	27
Total voice customers	11,029	11,331	(158)	(65)	(248)	(118)
Wireless
Wireless lines	2,393	1,586	126	181	342	351
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional services, the MDU is counted as a single customer. Residential high-speed internet and video customers as of June 30, 2020 included prepaid customers totaling approximately 286,000 and 9,000, respectively. Wireless lines represent the number of activated eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines. Customer metrics for 2020 do not include certain high-risk customers who continue to receive service following nonpayment or customers in the free Internet Essentials offer (refer to “Impacts of COVID-19” for further discussion).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average monthly total revenue per customer relationship	$150.17	$156.44	$153.61	$156.29
Average monthly Adjusted EBITDA per customer relationship	$64.28	$63.38	$64.13	$63.01
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

Cable Communications Segment – Revenue
High-Speed Internet
Revenue increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to increases in the number of residential high-speed internet customers and increases in average rates. Average rates in the second quarter of 2020 were negatively impacted by waived fees due to COVID-19 and the impacts of customer adjustments. Refer to video description for further information.
Video
Revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to declines in the number of residential video customers, partially offset by increases in average rates. Average rates in the second quarter of 2020 were negatively impacted by customer adjustments accrued as a result of provisions in our programming distribution agreements with regional sports networks related to canceled sporting events. For customers receiving bundled services, the revenue reduction was allocated across each of the services in the bundle.
We have experienced, and expect that we will continue to experience, declines in the number of residential video customers due to competitive pressures, and we expect that our video revenue will continue to decline as a result of the economic and competitive environment and shifting video consumption patterns. We believe our X1 platform helps us compete more effectively against this competition, and have also continued to employ sales and marketing programs, such as promotions, bundled service offerings and service offerings targeted at specific market segments.
Voice
Revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to decreases in average rates and the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to increases in the number of customer lines.
Business Services
Revenue increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to increases in the number of customers receiving our services and increases in average rates. The rates of growth were reduced due to the negative impacts of COVID-19 on small businesses.
Advertising
Revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to reduced spending from advertisers due to COVID-19, partially offset by increases in political advertising.
For both the three and six months ended June 30, 2020 and 2019, 4% of our advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Revenue decreased for the three months ended June 30, 2020 compared to the same period in 2019 due to certain waived billing and collection fees due to COVID-19 and decreases in security and automation services, partially offset by an increase in the licensing of our technology platforms to other multichannel video providers. Revenue decreased for the six months ended June 30, 2020 compared to the same period in 2019 due to certain waived billing and collection fees due to COVID-19, partially offset by an increase in the licensing of our technology platforms to other multichannel video providers.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to adjustment provisions in our programming distribution agreements with regional sports networks related to canceled sporting events as a result of COVID-19. Excluding these adjustments, programming expenses increased due to increases in retransmission consent and sports programming fees, partially offset by declines in the number of video subscribers. We anticipate that our programming expenses will be impacted by higher rate increases compared to those experienced in 2019 due to the timing of contract renewals in 2020, partially offset by expected declines in the number of residential video customers and potentially additional contractual adjustments for regional sports networks.

Technical and product support expenses increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to increased costs related to COVID-19, including additional compensation costs for certain personnel, and also increased costs associated with our wireless phone service, partially offset by cost savings initiatives and a reduction in activity in certain aspects of our business.
Customer service expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to lower labor costs as a result of reduced call volumes, partially offset by increases in costs as a result of additional Xfinity stores.
Advertising, marketing and promotion expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to decreases in spending.
Franchise and other regulatory fees increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to increases in the related rates of these fees.
Other operating costs and expenses decreased for the three months ended June 30, 2020 compared to the same period in 2019 due to decreased costs associated with our advertising business, partially offset by increases in bad debt expense as a result of COVID-19 and personnel-related costs. Other operating costs and expenses increased for the six months ended June 30, 2020 compared to the same period in 2019 due to increases in bad debt expense as a result of COVID-19 and personnel-related costs, partially offset by lower third party advertising costs.
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
Our operating margin for the three and six months ended June 30, 2020 was 42.8% and 41.7%, respectively. While the accrued adjustments for regional sports networks did not impact Adjusted EBITDA in the second quarter of 2020, they resulted in an increase to operating margins. Our operating margin for the three and six months ended June 30, 2019 was 40.5% and 40.3%, respectively. The most significant operating costs and expenses are the programming expenses we incur to provide content to our video customers, which decreased 5.0% and 1.6% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Losses from our wireless phone service were $37 million and $96 million for the three and six months ended June 30, 2020, respectively, compared to losses of $88 million and $191 million for the three and six months ended June 30, 2019, respectively.
NBCUniversal Segments Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Cable Networks	$2,515	$2,947	$(432)	(14.7)%
Broadcast Television	2,364	2,402	(38)	(1.6)
Filmed Entertainment	1,194	1,457	(263)	(18.1)
Theme Parks	87	1,464	(1,377)	(94.1)
Headquarters, other and eliminations	(36)	(64)	28	NM
Total revenue	$6,124	$8,206	$(2,082)	(25.4)%
Adjusted EBITDA
Cable Networks	$1,243	$1,201	$42	3.5%
Broadcast Television	641	534	107	20.0
Filmed Entertainment	228	183	45	24.8
Theme Parks	(399)	590	(989)	(167.7)
Headquarters, other and eliminations	(75)	(184)	109	NM
Total Adjusted EBITDA	$1,638	$2,324	$(686)	(29.5)%

	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Cable Networks	$5,374	$5,815	$(441)	(7.6)%
Broadcast Television	5,048	4,869	179	3.7
Filmed Entertainment	2,564	3,225	(661)	(20.5)
Theme Parks	956	2,740	(1,784)	(65.1)
Headquarters, other and eliminations	(84)	(130)	46	NM
Total revenue	$13,858	$16,519	$(2,661)	(16.1)%
Adjusted EBITDA
Cable Networks	$2,491	$2,463	$28	1.1%
Broadcast Television	1,142	921	221	24.0
Filmed Entertainment	334	547	(213)	(38.8)
Theme Parks	(323)	1,088	(1,411)	(129.7)
Headquarters, other and eliminations	(259)	(358)	99	NM
Total Adjusted EBITDA	$3,385	$4,661	$(1,276)	(27.4)%

Cable Networks Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Distribution	$1,455	$1,707	$(252)	(14.8)%
Advertising	679	931	(252)	(27.0)
Content licensing and other	381	309	72	23.1
Total revenue	2,515	2,947	(432)	(14.7)
Operating costs and expenses
Programming and production	881	1,274	(393)	(30.9)
Other operating and administrative	333	370	(37)	(10.2)
Advertising, marketing and promotion	58	102	(44)	(42.9)
Total operating costs and expenses	1,272	1,746	(474)	(27.2)
Adjusted EBITDA	$1,243	$1,201	$42	3.5%

	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Distribution	$3,163	$3,442	$(279)	(8.1)%
Advertising	1,513	1,783	(270)	(15.1)
Content licensing and other	698	590	108	18.3
Total revenue	5,374	5,815	(441)	(7.6)
Operating costs and expenses
Programming and production	1,999	2,417	(418)	(17.3)
Other operating and administrative	719	729	(10)	(1.3)
Advertising, marketing and promotion	165	206	(41)	(19.9)
Total operating costs and expenses	2,883	3,352	(469)	(14.0)
Adjusted EBITDA	$2,491	$2,463	$28	1.1%

Cable Networks Segment – Revenue
Cable Networks revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to decreases in distribution revenue and advertising revenue, which were offset by increases in content licensing and other revenue. Distribution revenue decreased primarily due to credits accrued at some of our regional sports networks resulting from the reduced number of games planned by professional sports leagues due to COVID-19. Certain of our distribution agreements with multichannel video providers require contractual adjustments if a minimum number of sporting events does not occur. Excluding these credits, distribution revenue decreased due to increased declines in the number of subscribers at our cable networks, partially offset by increases in the contractual rates charged under distribution agreements. Advertising revenue decreased compared to the same periods in 2019 primarily due to reduced spending from advertisers as a result of COVID-19, including from the postponement and cancellation of sporting events and continued audience ratings declines at our networks. The decrease in advertising revenue for the six months ended June 30, 2020 compared to the same period in 2019 was partially offset by higher prices for advertising units sold. Content licensing and other revenue increased primarily due to the timing of content provided under our licensing agreements, including transactions with Peacock in the second quarter of 2020.
For the three and six months ended June 30, 2020, 13% and 14%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and six months ended June 30, 2019, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Cable Networks Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended June 30, 2020 compared to the same period in 2019 due to decreases in programming and production costs, advertising, marketing and promotion costs and other operating and administrative costs. The decrease in programming and production costs was primarily due to decreases in sports programming costs recognized as a result of professional sports leagues postponing and canceling events as a result of COVID-19, partially offset by an increase in other programming costs at our networks. The decrease in advertising, marketing and promotion costs was due to lower spending on marketing related to our cable networks. The decrease in other operating and administrative costs was primarily due to lower employee-related and other overhead costs as a result of cost savings initiatives.
Operating costs and expenses decreased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to decreases in programming and production costs and advertising, marketing and promotion costs. The decrease in programming and production costs was primarily due to decreases in sports programming costs recognized as a result of professional sports leagues postponing and canceling events as a result of COVID-19, partially offset by increases in other programming costs at our networks. The decrease in advertising, marketing and promotion costs was due to lower spending on marketing related to our cable networks and digital properties.
Broadcast Television Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Advertising	$959	$1,329	$(370)	(27.9)%
Content licensing	749	472	277	58.5
Distribution and other	656	601	55	9.2
Total revenue	2,364	2,402	(38)	(1.6)
Operating costs and expenses
Programming and production	1,323	1,369	(46)	(3.4)
Other operating and administrative	357	395	(38)	(9.7)
Advertising, marketing and promotion	43	104	(61)	(58.4)
Total operating costs and expenses	1,723	1,868	(145)	(7.8)
Adjusted EBITDA	$641	$534	$107	20.0%

	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Advertising	$2,277	$2,646	$(369)	(13.9)%
Content licensing	1,484	1,032	452	43.7
Distribution and other	1,287	1,191	96	8.1
Total revenue	5,048	4,869	179	3.7
Operating costs and expenses
Programming and production	2,975	2,946	29	1.0
Other operating and administrative	768	777	(9)	(1.2)
Advertising, marketing and promotion	163	225	(62)	(27.6)
Total operating costs and expenses	3,906	3,948	(42)	(1.1)
Adjusted EBITDA	$1,142	$921	$221	24.0%
Broadcast Television Segment – Revenue
Broadcast Television revenue decreased for the three months ended June 30, 2020 compared to the same period in 2019 due to decreases in advertising revenue, partially offset by increases in content licensing revenue and distribution and other revenue. Advertising revenue decreased for the three months ended June 30, 2020 compared to the same period in 2019 due to reduced spending from advertisers as a result of COVID-19, including from the postponement and cancellation of sporting events, and continued declines in audience ratings. The increase in content licensing revenue was primarily due to the timing of content provided under our licensing agreements, including transactions with Peacock in the second quarter of 2020. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements.
Broadcast Television revenue increased for the six months ended June 30, 2020 compared to the same period in 2019 due to increases in content licensing revenue and distribution and other revenue, partially offset by decreases in advertising revenue. The increase in content licensing revenue was primarily due to the timing of content provided under our licensing agreements, including transactions with Peacock in the second quarter of 2020. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements. The decrease in advertising revenue compared to the same period in 2019 was due to reduced spending from advertisers as a result of COVID-19, including from the postponement and cancellation of sporting events, and continued declines in audience ratings, which were partially offset by higher prices for advertising units sold.
Broadcast Television Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended June 30, 2020 compared to the same period in 2019 due to decreases in advertising, marketing and promotion costs, programming and production costs, and other operating and administrative costs. The decrease in advertising, marketing and promotions costs was primarily due to reduced spending on marketing related to our programming. The decrease in programming and production costs was primarily due to decreases in the recognition of sports programming costs as a result of professional sports leagues postponing and canceling events as a result of COVID-19, decreases in entertainment programming costs and due to the impact of the updated accounting guidance, which removed certain limitations on the amounts capitalized for episodic television series and had a favorable impact on programming and production expense in the current period (see Note 8), partially offset by higher studio production costs. The decrease in other operating and administrative costs was due to decreased overhead costs as part of cost savings initiatives and lower employee-related costs.
Operating costs and expenses decreased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to decreases in advertising, marketing and promotion costs, partially offset by increases in programming and production costs. The decrease in advertising, marketing and promotion costs was due to lower spending on marketing related to our programming. The increase in programming and production costs was primarily due to higher studio production costs, which was partially offset by decreases in the recognition of sports programming costs as a result of professional sports leagues postponing and canceling events as a result of COVID-19, as well as the impact of the adoption of updated accounting guidance in the first quarter of 2020, which removed certain limitations on the amounts capitalized for episodic television series and had a favorable impact on programming and production expense in the current period (see Note 8).

Filmed Entertainment Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Theatrical	$8	$252	$(244)	(96.8)%
Content licensing	850	712	138	19.5
Home entertainment	229	229	—	0.2
Other	107	264	(157)	(59.6)
Total revenue	1,194	1,457	(263)	(18.1)
Operating costs and expenses
Programming and production	594	601	(7)	(1.0)
Other operating and administrative	206	294	(88)	(30.5)
Advertising, marketing and promotion	166	379	(213)	(56.1)
Total operating costs and expenses	966	1,274	(308)	(24.2)
Adjusted EBITDA	$228	$183	$45	24.8%

	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Theatrical	$325	$697	$(372)	(53.4)%
Content licensing	1,541	1,529	12	0.8
Home entertainment	400	496	(96)	(19.2)
Other	298	503	(205)	(40.8)
Total revenue	2,564	3,225	(661)	(20.5)
Operating costs and expenses
Programming and production	1,202	1,334	(132)	(9.9)
Other operating and administrative	470	555	(85)	(15.6)
Advertising, marketing and promotion	558	789	(231)	(29.2)
Total operating costs and expenses	2,230	2,678	(448)	(16.8)
Adjusted EBITDA	$334	$547	$(213)	(38.8)%
Filmed Entertainment Segment – Revenue
Filmed Entertainment revenue decreased for the three months ended June 30, 2020 compared to the same period in 2019 due to decreases in theatrical revenue and other revenue, partially offset by increases in content licensing revenue. The decrease in theatrical revenue was primarily due to theater closures as a result of COVID-19. The decrease in other revenue was primarily due to decreases in revenue from our movie ticketing and entertainment business and live stage plays, which were impacted by theater and entertainment venue closures as a result of COVID-19. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements, including making certain 2020 releases available on demand after theater closures due to COVID-19, including Trolls World Tour and The King of Staten Island, as well as transactions with Peacock in the second quarter of 2020.
Filmed Entertainment revenue decreased for the six months ended June 30, 2020 compared to the same period in 2019 due to decreases in theatrical revenue, other revenue, and home entertainment revenue, partially offset by increases in content licensing revenue. The decrease in theatrical revenue was primarily due to theater closures as a result of COVID-19. The decrease in other revenue was primarily due to decreases in revenue from our movie ticketing and entertainment business and live stage plays, which were impacted by theater and entertainment venue closures as a result of COVID-19. The decrease in home entertainment revenue was primarily due to higher sales of 2019 releases, including Dr. Seuss’ The Grinch, How to Train Your Dragon: The Hidden World and Glass compared to the sales of 2020 releases, including 1917, Dr. Dolittle, and continued sales of Fast and Furious Presents: Hobbs and Shaw. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements, including making certain 2020 releases available on demand after theater closures due to COVID-19, including Trolls World Tour, The Invisible Man, and The King of Staten Island, as well as transactions with Peacock in the second quarter of 2020.

Filmed Entertainment Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to decreases in advertising, marketing and promotion costs and other operating and administrative costs. The decrease in advertising, marketing and promotion costs was due to lower spending on current period releases as a result of COVID-19. The decrease in other operating and administrative costs was due to lower costs associated with our movie ticketing and entertainment business and live stage plays, which were impacted by theater and entertainment venue closures as a result of COVID-19.
Operating costs and expenses decreased for the six months ended June 30, 2020 compared to the same period in 2019 due to decreases in advertising, marketing and promotion costs, programming and production costs, and other operating and administrative costs. The decrease in advertising, marketing and promotion costs was due to lower spending on current period releases as a result of COVID-19. The decrease in programming and production costs was primarily due to higher amortization of film production costs in the prior year period. The decrease in other operating and administrative costs was due to lower costs associated with our movie ticketing and entertainment business and live stage plays, which were impacted by theater and entertainment venue closures as a result of COVID-19.
Theme Parks Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$87	$1,464	$(1,377)	(94.1)%
Operating costs and expenses	486	874	(388)	(44.3)
Adjusted EBITDA	$(399)	$590	$(989)	(167.7)%

	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$956	$2,740	$(1,784)	(65.1)%
Operating costs and expenses	1,279	1,652	(373)	(22.6)
Adjusted EBITDA	$(323)	$1,088	$(1,411)	(129.7)%
Theme Parks Segment – Revenue
Theme Parks revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to the temporary closures of our theme parks as a result of COVID-19, beginning in late February in Japan and mid-March for our theme parks in Orlando and Hollywood. Our theme parks in Orlando and Japan reopened with limited capacity in June, while our park in Hollywood remains closed.
Theme Parks Segment – Operating Costs and Expenses
Theme Parks operating costs and expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to decreases in costs related to park operations due to the park closures, partially offset by pre-opening costs associated with Universal Beijing Resort.

Sky Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2020	2019	$	%	%
Revenue
Direct-to-consumer	$3,524	$3,889	$(365)	(9.4)%	(6.7)%
Content	234	376	(142)	(37.7)	(35.7)
Advertising	321	563	(242)	(43.0)	(41.2)
Total revenue	4,079	4,828	(749)	(15.5)	(12.9)
Operating costs and expenses
Programming and production	1,543	2,239	(696)	(31.0)	(29.0)
Direct network costs	498	414	84	20.4	24.7
Other	1,289	1,403	(114)	(8.3)	(5.5)
Total operating costs and expenses	3,330	4,056	(726)	(17.9)	(15.5)
Adjusted EBITDA	$749	$772	$(23)	(2.9)%	0.2%

	Six Months Ended June 30,		Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2020	2019	$	%	%
Revenue
Direct-to-consumer	$7,203	$7,723	$(520)	(6.7)%	(4.3)%
Content	559	746	(187)	(25.1)	(23.3)
Advertising	834	1,156	(322)	(27.9)	(26.1)
Total revenue	8,596	9,625	(1,029)	(10.7)	(8.4)
Operating costs and expenses
Programming and production	3,607	4,540	(933)	(20.5)	(18.5)
Direct network costs	955	799	156	19.6	22.9
Other	2,734	2,851	(117)	(4.1)	(1.7)
Total operating costs and expenses	7,296	8,190	(894)	(10.9)	(8.6)
Adjusted EBITDA	$1,300	$1,435	$(135)	(9.4)%	(7.2)%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)
Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 35 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics

			Net Additions
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019	2020	2019
Total customer relationships	23,716	24,016	(214)	304	(279)	416
Sky customer relationships represent the number of residential retail customers that subscribe to at least one of Sky’s four primary services of video, high-speed internet, voice and wireless phone service. Commercial retail customers include hotels, bars, workplaces and restaurants with an active subscription for the purpose of providing Sky services to customers. Sky reports commercial customers based on the number of commercial agreements per venue in the U.K., and generally based on a residential equivalent unit using the multiple of residential customer revenue in Italy and the number of active venues (bars and restaurants) or rooms (hotels and clinics) in Germany.

	Three Months Ended June 30,		Increase/ (Decrease)	Constant Currency Growth(a)	Six Months Ended June 30,		Increase/ (Decrease)	Constant Currency Growth(a)
	2020	2019	%	%	2020	2019	%	%
Average monthly direct-to-consumer revenue per customer relationship	$49.29	$54.31	(9.2)%	(6.5)%	$50.32	$54.06	(6.9)%	(4.5)%

(a)
Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 35 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Average monthly direct-to-consumer revenue per customer relationship is impacted by rate adjustments and changes in the types and levels of services received by Sky’s customers. Each of Sky’s services has a different contribution to Adjusted EBITDA. We believe this metric is useful in understanding the trends in our business across all of our direct-to-consumer service offerings.
Sky Segment – Revenue
Direct-to-Consumer
Revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, revenue decreased primarily due to decreases in average revenue per customer relationship, driven by the impacts of COVID-19, which has resulted in lower sports subscription revenue, as well as a decrease in customer relationships.
Content
Revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, revenue decreased primarily due to decreases in wholesale revenue from sports programming as a result of professional sports leagues postponing events as a result of COVID-19.
Advertising
Revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, revenue decreased primarily due to overall market weakness, which has worsened due to COVID-19, the postponement of sporting events due to COVID-19, and the impact of changes in legislation related to gambling advertisements in the U.K. and Italy that occurred in the third quarter of 2019.
Sky Segment – Operating Costs and Expenses
Programming and production costs decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, programming and production costs decreased primarily due to decreases in sports programming costs recognized as a result of professional sports leagues postponing events as a result of COVID-19. Sporting events, including European soccer leagues, resumed in May and June 2020 and the costs associated with broadcasting these sporting events will be recognized in future periods depending on the timing and extent of future events.
Direct network costs increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, direct network costs increased primarily due to increases in costs associated with Sky’s high-speed internet and wireless phone services as a result of increases in the number of customers receiving these services.
Other expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, other expenses decreased primarily due to lower advertising costs, resulting from the impact of COVID-19.
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$46	$56	$(10)	(16.7)%
Operating costs and expenses	568	353	215	60.5
Adjustment for Sky transaction-related costs	(16)	(84)	68	NM
Adjusted EBITDA	$(506)	$(213)	$(293)	(136.9)%

	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$166	$164	$2	1.3%
Operating costs and expenses	954	699	255	36.3
Adjustment for Sky transaction-related costs	(30)	(135)	105	NM
Adjusted EBITDA	$(758)	$(400)	$(358)	(89.2)%
Percentage changes that are considered not meaningful are denoted with NM.

Corporate and Other – Revenue
Revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and, beginning in the second quarter of 2020, revenues at Peacock.
Corporate and Other – Operating Costs and Expenses
Expenses primarily include overhead, personnel costs, the costs of other business initiatives, such as Peacock, and operating costs and expenses associated with Comcast Spectacor.
Expenses increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to certain costs incurred in the second quarter of 2020 in response to COVID-19, including severance and restructuring charges related to our NBCUniversal segments, and costs associated with Peacock, which were partially offset by a reduction in costs related to the Sky transaction. Beginning in the second quarter of 2020, Peacock costs include amortization of film and television costs and we expect to continue to incur significant costs related to additional content and marketing for the new platform. Corporate and Other Adjusted EBITDA excludes Sky transaction-related costs.
Eliminations

	Three Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$(962)	$(682)	$280	41.0%
Operating costs and expenses	(832)	(661)	171	25.7
Adjusted EBITDA	$(130)	$(21)	$109	NM

	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$(1,642)	$(1,321)	$321	24.2%
Operating costs and expenses	(1,520)	(1,312)	208	15.8
Adjusted EBITDA	$(122)	$(9)	$113	NM
Percentage changes that are considered not meaningful are denoted with NM.
Beginning in the second quarter of 2020, revenue and operating costs and expenses eliminations increased as a result of licensing of content between our NBCUniversal segments and Peacock. Refer to Note 2 for further description of transactions between our segments.
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income attributable to Comcast Corporation	$2,988	$3,125	$5,135	$6,678
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	21	78	98	157
Income tax expense	946	961	1,646	2,037
Investment and other (income) loss, net	(420)	55	296	(621)
Interest expense	1,112	1,137	2,324	2,287
Depreciation	2,099	2,197	4,206	4,437
Amortization	1,165	1,079	2,322	2,159
Adjustment for Sky transaction-related costs	16	84	30	135
Adjusted EBITDA	$7,927	$8,716	$16,057	$17,269
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
Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended June 30,			Six Months Ended June 30,
	Actual	Constant Currency	Constant Currency Growth	Actual	Constant Currency	Constant Currency Growth
(in millions, except per customer data)	2020	2019	%	2020	2019	%
Revenue
Direct-to-consumer	$3,524	$3,774	(6.7)%	$7,203	$7,525	(4.3)%
Content	234	364	(35.7)	559	727	(23.3)
Advertising	321	547	(41.2)	834	1,127	(26.1)
Total revenue	4,079	4,685	(12.9)	8,596	9,379	(8.4)
Operating costs and expenses
Programming and production	1,543	2,176	(29.0)	3,607	4,424	(18.5)
Direct network costs	498	400	24.7	955	778	22.9
Other	1,289	1,362	(5.5)	2,734	2,778	(1.7)
Total operating costs and expenses	3,330	3,938	(15.5)	7,296	7,980	(8.6)
Adjusted EBITDA	$749	$747	0.2%	$1,300	$1,399	(7.2)%
Average monthly direct-to-consumer revenue per customer relationship	$49.29	$52.72	(6.5)%	$50.32	$52.68	(4.5)%

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
We maintain significant availability under our revolving credit facilities and commercial paper programs to meet our short-term liquidity requirements. As of June 30, 2020, amounts available under our revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit and bank guarantees, totaled $9.2 billion.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30,
(in millions)	2020	2019
Operating income	$9,499	$10,538
Depreciation and amortization	6,528	6,596
Noncash share-based compensation	621	533
Changes in operating assets and liabilities	(15)	95
Payments of interest	(1,936)	(2,111)
Payments of income taxes	(333)	(1,634)
Other	103	254
Net cash provided by operating activities	$14,467	$14,271
The variance in changes in operating assets and liabilities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the impact of COVID-19 on the timing of our film and television costs, including sports rights, as well as the timing of our accounts payables and accrued expenses, which was partially offset by the timing of our accounts receivable.
The decrease in payments of income taxes for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the extension of due dates for second quarter 2020 federal estimated income tax payments to the third quarter. Payments of income taxes for the second half of 2020 will also include payments relating to the taxable gain associated with the AirTouch redemption which approximated the proceeds received.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 consisted primarily of capital expenditures, cash paid for intangible assets and the construction of Universal Beijing Resort, which were partially offset by proceeds from sales of businesses and investments. Net cash used in investing activities for the six months ended June 30, 2019 consisted primarily of capital expenditures, purchases of investments and cash paid for intangible assets. Capital expenditures decreased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to decreases in spending by our Cable Communications and Theme Parks segments. We anticipate further declines in spending across our segments as a result of COVID-19, even as we continue to invest in scalable infrastructure to increase network capacity in our Cable Communications segment. Proceeds from sales of businesses and investments increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to $1.7 billion of proceeds received from the sale of our investment in AirTouch. See Note 9.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2020 consisted primarily of repayments of debt, dividend payments and payments related to the redemption and repayment of subsidiary preferred shares presented in other financing activities (see Note 9), which were partially offset by proceeds from borrowings. Net cash used in financing activities for the six months ended June 30, 2019 consisted primarily of repayments of debt and dividend payments.
In the first quarter of 2020, we issued $4.0 billion of fixed rate senior notes maturing between 2025 and 2040, $3.2 billion (using exchange rates on the date of issuance) of fixed rate Euro senior notes maturing between 2027 and 2040 and $1.8 billion (using exchange rates on the date of issuance) of fixed rate Sterling senior notes maturing between 2029 and 2036. In May 2020, we issued $4.0 billion of fixed rate senior notes maturing between 2031 and 2051.
For the six months ended June 30, 2020, we made debt repayments totaling $10.7 billion, including the early redemption and purchase of $9.0 billion of senior notes maturing between 2021 and 2047.

In June 2020, we announced our election to exercise our option to redeem at par $1.4 billion of senior notes due 2046 in August 2020.
As of June 30, 2020, we had no commercial paper outstanding and there were no amounts outstanding under our revolving credit facilities.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Notes 6 and 7 for additional information on our financing activities.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. We have paused our share repurchase program in order to accelerate the reduction of indebtedness we incurred in connection with the acquisition of Sky, and no common shares were repurchased under the authorization for the six months ended June 30, 2020.
We paid $269 million for the six months ended June 30, 2020 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2020, our Board of Directors approved a 10% increase in our dividend to $0.92 per share on an annualized basis. In May 2020, our Board of Directors approved our second quarter dividend of $0.23 per share paid in July 2020. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. On April 22, 2020, we paid dividends of $1.1 billion.
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
Debt and Guarantee Structure

(in billions)	June 30, 2020	December 31, 2019
Debt subject to cross-guarantees
Comcast	$86.5	$80.4
NBCUniversal(a)	3.8	5.8
Comcast Cable(a)	2.1	2.1
	92.4	88.3
Debt subject to one-way guarantees
Sky	8.5	9.2
Other(a)	2.9	4.1
	11.4	13.3
Debt not guaranteed
Universal Beijing Resort(b)	1.8	1.3
Other	0.9	1.0
	2.7	2.3
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(1.7)	(1.7)
Total debt	$104.8	$102.2

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
Cross-guarantees
Comcast, NBCUniversal and Comcast Cable (the “Guarantors”) fully and unconditionally, jointly and severally, guarantee each other’s debt securities. NBCUniversal and Comcast Cable also guarantee other borrowings of Comcast, including its revolving credit facility. These guarantees rank equally with all other general unsecured and unsubordinated obligations of the respective Guarantors. However, the obligations of the Guarantors under the guarantees are structurally subordinated to the indebtedness and other liabilities of their respective non-guarantor subsidiaries. The obligations of each Guarantor are limited to the maximum amount that would not render such Guarantor’s obligations subject to avoidance under applicable fraudulent conveyance provisions of U.S. and non-U.S. law. Each Guarantor’s obligations will remain in effect until all amounts payable with respect to the guaranteed securities have been paid in full. However, a guarantee by NBCUniversal or Comcast Cable of Comcast’s debt securities, or by NBCUniversal of Comcast Cable’s debt securities, will terminate upon a disposition of such Guarantor entity or all or substantially all of its assets.
The Guarantors are each holding companies that principally hold investments in, borrow from and lend to non-guarantor subsidiary operating companies; issue and service third-party debt obligations; repurchase shares and pay dividends; and engage in certain corporate and headquarters activities. The Guarantors are generally dependent on non-guarantor subsidiary operating companies to fund these activities.
As of June 30, 2020 and December 31, 2019, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $123 billion and $122 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $23 billion and $21 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
One-way Guarantees
Comcast provides full and unconditional guarantees of certain debt issued by Sky and other consolidated subsidiaries not subject to the periodic reporting requirements of the SEC.
Comcast also provides a full and unconditional guarantee of $185 million principal amount of subordinated debt issued by Comcast Holdings. Comcast’s obligations under this guarantee are subordinated and subject, in right of payment, to the prior payment in full of all of Comcast’s senior indebtedness, including debt guaranteed by Comcast on a senior basis; and are structurally subordinated to the indebtedness and other liabilities of its non-guarantor subsidiaries (for purposes of this Comcast Holdings discussion, Comcast Cable and NBCUniversal are included within the non-guarantor subsidiary group). Comcast’s obligations as guarantor will remain in effect until all amounts payable with respect to the guaranteed debt have been paid in full. However, the guarantee will terminate upon a disposition of Comcast Holdings or all or substantially all of its assets. Comcast Holdings is a consolidated subsidiary holding company that directly or indirectly holds 100% and approximately 37% of our equity interests in Comcast Cable and NBCUniversal, respectively.
As of June 30, 2020 and December 31, 2019, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $93 billion and $92 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $20 billion and $18 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2019 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
ITEM 5: OTHER INFORMATION
On July 27, 2020, the employment agreements of Stephen B. Burke, Chairman, NBCUniversal, and David L. Cohen, Senior Executive Vice President, Comcast Corporation, were amended in connection with their planned retirements, with Mr. Burke assuming a new role as Senior Advisor and Mr. Cohen assuming a new role as Senior Advisor to the CEO, in each case reporting to Brian L. Roberts, Chairman and CEO, Comcast Corporation. Each agreement is effective as of January 1, 2021 through December 31, 2025 and provides that each of Messrs. Burke and Cohen will receive an annual base salary of $350,000 but that neither will be entitled to participate in the Company’s annual cash bonus plan or any grant programs under the Company’s equity-based compensation plans beyond the first quarter of 2021.
The above summary is qualified in its entirety by the terms and conditions set forth in Messrs. Burke and Cohen’s agreements, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively.
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Amendment No. 5 to Employment Agreement with Stephen B. Burke, dated as of July 27, 2020
10.2*	Amendment No. 2 to Employment Agreement with David L. Cohen, dated as of July 27, 2020
22
Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, filed with the Securities and Exchange Commission on July 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document)
*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: July 30, 2020