Form 10-Q
period 2020-09-30
COMCAST CORP
filed 2020-10-29
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of September 30, 2020, there were 4,565,878,780 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

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
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2020. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The SEC allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
Our businesses may be affected by, among other things, the following:
•the COVID-19 pandemic has had, and we expect will continue to have, a material adverse effect on our businesses and results of operations
•our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively
•changes in consumer behavior driven by online video distribution platforms for viewing content continue to adversely affect our businesses and challenge existing business models
•a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses
•our businesses depend on keeping pace with technological developments
•we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses
•programming expenses for our video services are increasing, which could adversely affect Cable Communications’ and Sky’s video businesses
•NBCUniversal’s and Sky’s success depends on consumer acceptance of their content, and their businesses may be adversely affected if their content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase
•the loss of programming distribution and licensing agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses
•less favorable telecommunications access regulations, the loss of Sky’s transmission agreements with satellite or telecommunications providers or the renewal of these agreements on less favorable terms could adversely affect Sky’s businesses
•we rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses
•our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others
•we may be unable to obtain necessary hardware, software and operational support
•weak economic conditions may have a negative impact on our businesses
•acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated
•we face risks relating to doing business internationally that could adversely affect our businesses
•unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures
•labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses
•the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses
•our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenue	$25,532	$26,827	$75,856	$80,544
Costs and Expenses:
Programming and production	8,565	8,316	23,683	25,140
Other operating and administrative	8,059	8,090	23,959	24,076
Advertising, marketing and promotion	1,512	1,901	4,791	5,674
Depreciation	2,122	2,124	6,328	6,561
Amortization	1,198	1,056	3,520	3,215
Total costs and expenses	21,456	21,487	62,281	64,666
Operating income	4,076	5,340	13,575	15,878
Interest expense	(1,220)	(1,167)	(3,544)	(3,454)
Investment and other income (loss), net	(86)	(110)	(382)	511
Income before income taxes	2,770	4,063	9,649	12,935
Income tax expense	(739)	(775)	(2,385)	(2,812)
Net income	2,031	3,288	7,264	10,123
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	12	71	110	228
Net income attributable to Comcast Corporation	$2,019	$3,217	$7,154	$9,895
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.44	$0.71	$1.57	$2.18
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.44	$0.70	$1.55	$2.15
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$2,031	$3,288	$7,264	$10,123
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $—, $1 and $—	1	2	(1)	4
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $6, $(35), $23 and $(24)	(99)	82	(72)	146
Amounts reclassified to net income:
Realized (gains) losses on cash flow hedges, net of deferred taxes of $8, $11, $29 and $7	(8)	(52)	(135)	(39)
Employee benefit obligations, net of deferred taxes of $2, $3, $7 and $8	(8)	(8)	(24)	(24)
Currency translation adjustments, net of deferred taxes of $40, $(80), $24 and $(98)	1,642	(1,144)	(589)	(903)
Comprehensive income	3,559	2,168	6,443	9,307
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	12	71	110	228
Less: Other comprehensive income (loss) attributable to noncontrolling interests	37	(23)	14	(25)
Comprehensive income (loss) attributable to Comcast Corporation	$3,510	$2,120	$6,319	$9,104
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Operating Activities
Net income	$7,264	$10,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,848	9,776
Share-based compensation	922	790
Noncash interest expense (income), net	606	310
Net (gain) loss on investment activity and other	514	(166)
Deferred income taxes	(224)	468
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	982	360
Film and television costs, net	163	(321)
Accounts payable and accrued expenses related to trade creditors	(545)	(1,149)
Other operating assets and liabilities	165	(729)
Net cash provided by operating activities	19,695	19,462
Investing Activities
Capital expenditures	(6,344)	(6,866)
Cash paid for intangible assets	(1,771)	(1,686)
Construction of Universal Beijing Resort	(1,118)	(736)
Acquisitions, net of cash acquired	(225)	(181)
Proceeds from sales of businesses and investments	2,131	208
Purchases of investments	(545)	(1,697)
Other	(101)	46
Net cash provided by (used in) investing activities	(7,973)	(10,912)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(1,288)
Proceeds from borrowings	18,339	516
Proceeds from collateralized obligation	—	5,175
Repurchases and repayments of debt	(16,771)	(9,975)
Repurchases of common stock under employee plans	(429)	(432)
Dividends paid	(3,086)	(2,778)
Other	(1,644)	(44)
Net cash provided by (used in) financing activities	(3,591)	(8,826)
Impact of foreign currency on cash, cash equivalents and restricted cash	17	(31)
Increase (decrease) in cash, cash equivalents and restricted cash	8,148	(307)
Cash, cash equivalents and restricted cash, beginning of period	5,589	3,909
Cash, cash equivalents and restricted cash, end of period	$13,737	$3,602
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$13,707	$5,500
Receivables, net	10,310	11,292
Programming rights	—	3,877
Other current assets	3,352	4,723
Total current assets	27,369	25,392
Film and television costs	12,741	8,933
Investments	6,702	6,989
Investment securing collateralized obligation	429	694
Property and equipment, net of accumulated depreciation of $53,959 and $53,239	50,466	48,322
Goodwill	68,898	68,725
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $18,405 and $17,217	34,485	36,128
Other noncurrent assets, net	8,485	8,866
Total assets	$268,940	$263,414
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$10,979	$10,826
Accrued participations and residuals	1,794	1,730
Deferred revenue	2,888	2,768
Accrued expenses and other current liabilities	9,421	10,516
Current portion of long-term debt	4,429	4,452
Total current liabilities	29,511	30,292
Long-term debt, less current portion	99,995	97,765
Collateralized obligation	5,167	5,166
Deferred income taxes	27,905	28,180
Other noncurrent liabilities	17,537	16,765
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,254	1,372
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,438,669,808 and 5,416,381,298; outstanding, 4,565,878,780 and 4,543,590,270	54	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,173	38,447
Retained earnings	54,254	50,695
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	212	1,047
Total Comcast Corporation shareholders’ equity	86,176	82,726
Noncontrolling interests	1,395	1,148
Total equity	87,571	83,874
Total liabilities and equity	$268,940	$263,414
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
Balance, beginning of period	$1,256	$1,329	$1,372	$1,316
Contributions from (distributions to) noncontrolling interests, net	(9)	(12)	(46)	(49)
Other	(9)	(9)	(174)	(28)
Net income (loss)	16	60	102	129
Balance, end of period	$1,254	$1,368	$1,254	$1,368

Class A common stock
Balance, beginning of period	$54	$54	$54	$54
Balance, end of period	$54	$54	$54	$54

Additional Paid-In Capital
Balance, beginning of period	$38,936	$37,950	$38,447	$37,461
Stock compensation plans	240	193	713	604
Repurchases of common stock under employee plans	(61)	6	(164)	(39)
Employee stock purchase plans	60	51	193	166
Other	(2)	(4)	(16)	4
Balance, end of period	$39,173	$38,196	$39,173	$38,196

Retained Earnings
Balance, beginning of period	$53,420	$46,425	$50,695	$41,983
Cumulative effects of adoption of accounting standards	—	—	(124)	—
Repurchases of common stock under employee plans	(113)	(101)	(281)	(406)
Dividends declared	(1,062)	(965)	(3,187)	(2,893)
Other	(10)	(6)	(3)	(9)
Net income (loss)	2,019	3,217	7,154	9,895
Balance, end of period	$54,254	$48,570	$54,254	$48,570

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,279)	$(62)	$1,047	$(368)
Other comprehensive income (loss)	1,491	(1,097)	(835)	(791)
Balance, end of period	$212	$(1,159)	$212	$(1,159)

Noncontrolling Interests
Balance, beginning of period	$1,177	$980	$1,148	$889
Other comprehensive income (loss)	38	(22)	14	(24)
Contributions from (distributions to) noncontrolling interests, net	185	50	200	66
Other	(1)	(3)	25	(14)
Net income (loss)	(4)	11	8	99
Balance, end of period	$1,395	$1,016	$1,395	$1,016
Total equity	$87,571	$79,160	$87,571	$79,160
Cash dividends declared per common share	$0.23	$0.21	$0.69	$0.63
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

Comcast Corporation

	Three Months Ended September 30, 2020
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$15,000	$6,411	$1,952	$1,770	$296
NBCUniversal
Cable Networks	2,736	870	191	6	3
Broadcast Television	2,414	436	38	13	7
Filmed Entertainment	1,280	300	26	2	4
Theme Parks	311	(203)	208	306	11
Headquarters and Other(a)	32	(121)	113	30	28
Eliminations(b)	(49)	(1)	—	—	—
NBCUniversal	6,724	1,281	576	357	53
Sky	4,793	515	750	237	176
Corporate and Other(c)	84	(496)	42	23	27
Eliminations(b)	(1,069)	(128)	—	—	—
Comcast Consolidated	$25,532	$7,583	$3,320	$2,387	$552

	Three Months Ended September 30, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,584	$5,801	$1,967	$1,814	$336
NBCUniversal
Cable Networks	2,771	955	184	9	4
Broadcast Television	2,230	338	36	36	3
Filmed Entertainment	1,706	195	21	5	5
Theme Parks	1,631	731	182	400	8
Headquarters and Other(a)	21	(130)	114	55	43
Eliminations(b)	(64)	2	—	—	—
NBCUniversal	8,295	2,091	537	505	63
Sky	4,554	899	644	104	188
Corporate and Other(c)	42	(237)	32	88	21
Eliminations(b)	(648)	(1)	—	—	—
Comcast Consolidated	$26,827	$8,553	$3,180	$2,511	$608

	Nine Months Ended September 30, 2020
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$44,346	$18,663	$5,835	$4,491	$978
NBCUniversal
Cable Networks	8,110	3,361	576	16	11
Broadcast Television	7,462	1,578	120	58	12
Filmed Entertainment	3,844	634	71	9	14
Theme Parks	1,267	(526)	590	897	42
Headquarters and Other(a)	79	(381)	358	129	107
Eliminations(b)	(180)	—	—	—	—
NBCUniversal	20,582	4,666	1,715	1,109	186
Sky	13,389	1,815	2,188	649	512
Corporate and Other(c)	250	(1,254)	110	95	95
Eliminations(b)	(2,711)	(250)	—	—	—
Comcast Consolidated	$75,856	$23,640	$9,848	$6,344	$1,771

Comcast Corporation

	Nine Months Ended September 30, 2019
(in millions)	Revenue	Adjusted EBITDA(d)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$43,314	$17,383	$6,038	$4,771	$962
NBCUniversal
Cable Networks	8,586	3,418	549	21	10
Broadcast Television	7,099	1,259	115	86	9
Filmed Entertainment	4,931	742	60	13	16
Theme Parks	4,371	1,819	514	1,172	44
Headquarters and Other(a)	60	(486)	341	139	120
Eliminations(b)	(233)	—	—	—	—
NBCUniversal	24,814	6,752	1,579	1,431	199
Sky	14,179	2,334	2,058	540	491
Corporate and Other(c)	206	(637)	101	124	34
Eliminations(b)	(1,969)	(10)	—	—	—
Comcast Consolidated	$80,544	$25,822	$9,776	$6,866	$1,686
(a)NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.
(b)Included in Eliminations are transactions that our segments enter into with one another. Our segments generally report transactions with one another as if they were stand-alone businesses in accordance with GAAP, and these transactions are eliminated in consolidation. When multiple segments enter into transactions to provide products and services to third parties, revenue is generally allocated to our segments based on relative value.
The most significant transactions between our segments include distribution revenue at Cable Networks for the sale of programming to Cable Communications; content licensing revenue in our NBCUniversal segments (Broadcast Television, Filmed Entertainment and Cable Networks) for the license of owned content to Peacock and Sky, and for licenses of owned content to other NBCUniversal segments; advertising revenue at Cable Communications, Cable Networks and Broadcast Television; and distribution revenue at Broadcast Television for fees received under retransmission consent agreements from Cable Communications. For segment reporting purposes, we account for intercompany content licenses as follows:
•Revenue for licenses of content from NBCUniversal segments to Peacock and Sky are generally recognized at a point in time, consistent with the recognition of transactions with third parties, when the content is delivered and made available for use. The costs of these licenses at Peacock and Sky are recognized as the content is used over the license period. The difference in timing of recognition between segments results in an Adjusted EBITDA impact in eliminations as the profits on these transactions are deferred in our consolidated results and recognized as the content is used over the license period.
•Revenue for licenses of content between NBCUniversal segments is recognized over time to correspond with the amortization of the programming rights asset for the licensed content as the content is used over the license period.
(c)Corporate and Other activities include costs associated with overhead and personnel, revenue and expenses associated with our other business interests, including Peacock.
(d)We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to Comcast Corporation before net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time, we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Adjusted EBITDA	$7,583	$8,553	$23,640	$25,822
Adjustment for potential legal settlement	(177)	—	(177)	—
Adjustment for Sky transaction-related costs	(10)	(33)	(40)	(168)
Depreciation	(2,122)	(2,124)	(6,328)	(6,561)
Amortization	(1,198)	(1,056)	(3,520)	(3,215)
Interest expense	(1,220)	(1,167)	(3,544)	(3,454)
Investment and other income (loss), net	(86)	(110)	(382)	511
Income before income taxes	$2,770	$4,063	$9,649	$12,935

Comcast Corporation
Note 3: Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Residential:
High-speed internet	$5,198	$4,721	$15,199	$13,961
Video	5,421	5,541	16,468	16,763
Voice	876	963	2,652	2,935
Wireless	400	326	1,069	795
Business services	2,049	1,971	6,096	5,795
Advertising	674	603	1,659	1,766
Other	382	459	1,203	1,299
Total Cable Communications(a)	15,000	14,584	44,346	43,314

Distribution	1,617	1,681	4,780	5,123
Advertising	793	809	2,306	2,592
Content licensing and other	326	281	1,024	871
Total Cable Networks	2,736	2,771	8,110	8,586

Advertising	1,054	1,191	3,331	3,837
Content licensing	740	447	2,224	1,479
Distribution and other	620	592	1,907	1,783
Total Broadcast Television	2,414	2,230	7,462	7,099

Theatrical	29	549	354	1,246
Content licensing	844	737	2,385	2,266
Home entertainment	278	185	678	681
Other	129	235	427	738
Total Filmed Entertainment	1,280	1,706	3,844	4,931

Total Theme Parks	311	1,631	1,267	4,371
Headquarters and Other	32	21	79	60
Eliminations(b)	(49)	(64)	(180)	(233)
Total NBCUniversal	6,724	8,295	20,582	24,814

Direct-to-consumer	3,943	3,793	11,146	11,516
Content	388	315	947	1,061
Advertising	462	446	1,296	1,602
Total Sky	4,793	4,554	13,389	14,179

Corporate and Other	84	42	250	206
Eliminations(b)	(1,069)	(648)	(2,711)	(1,969)
Total revenue	$25,532	$26,827	$75,856	$80,544
(a)For both the three and nine months ended September 30, 2020 and 2019, 2.6% of Cable Communications segment revenue was derived from franchise and other regulatory fees.
(b)Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.

Comcast Corporation
We operate primarily in the United States but also in select international markets. The table below summarizes revenue by geographic location.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
United States	$19,680	$20,398	$59,026	$61,394
Europe	5,196	5,211	14,850	15,878
Other	656	1,218	1,980	3,272
Total revenue	$25,532	$26,827	$75,856	$80,544
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

(in millions)	September 30, 2020	December 31, 2019
Receivables, gross	$11,110	$11,711
Less: Allowance for doubtful accounts	800	419
Receivables, net	$10,310	$11,292

(in millions)	September 30, 2020	December 31, 2019
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,138	$1,337
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,043	$1,083
Noncurrent deferred revenue (included in other noncurrent liabilities)	$698	$618
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
Amortization of Film and Television Costs

(in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Owned film and television costs	$1,556	$4,883
Programming rights	$3,526	$7,774

Comcast Corporation
Capitalized Film and Television Costs

	September 30, 2020	December 31, 2019
(in millions)	Film and Television Costs	Film Costs	Television Costs	Total
Owned film and television costs:
Released, less amortization	$3,578	$1,551	$2,810	$4,361
Completed, not released	147	187	—	187
In production and in development	2,608	1,314	1,162	2,476
	6,333	3,052	3,972	7,024
Programming rights, less amortization	6,408			5,786
	12,741			12,810
Less: Current portion of programming rights	—			3,877
Film and television costs	$12,741			$8,933
The table below summarizes estimated future amortization expense for the capitalized film and television costs recorded in our condensed consolidated balance sheet as of September 30, 2020.

(in millions)	Owned Film and Television Costs	Programming Rights
Completed, not released:
Remaining three months of 2020	$20

Released and programming rights:
Remaining three months of 2020	$440	$1,739
2021	$901	$2,846
2022	$463	$760
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

Comcast Corporation
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
Note 5: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended September 30,
	2020			2019
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,019	4,577	$0.44	$3,217	4,551	$0.71
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		51			68
Diluted EPS attributable to Comcast Corporation shareholders	$2,019	4,628	$0.44	$3,217	4,619	$0.70

	Nine Months Ended September 30,
	2020			2019
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$7,154	4,571	$1.57	$9,895	4,544	$2.18
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		45			62
Diluted EPS attributable to Comcast Corporation shareholders	$7,154	4,616	$1.55	$9,895	4,606	$2.15
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the combination of the option exercise price and the associated unrecognized compensation expense is greater than the average market price of our common stock. The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would

Comcast Corporation
have been antidilutive was not material for the three and nine months ended September 30, 2020 or 2019.
Note 6: Long-Term Debt
As of September 30, 2020, our debt had a carrying value of $104.4 billion and an estimated fair value of $124.2 billion. The estimated fair value of our publicly traded debt was primarily based on level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Note 7: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. As of September 30, 2020, Universal Beijing Resort had $2.1 billion principal amount of a term loan outstanding under the debt financing agreement.
As of September 30, 2020, our condensed consolidated balance sheet included assets, primarily property and equipment, and liabilities, including the term loan, of Universal Beijing Resort totaling $4.5 billion and $3.0 billion, respectively.
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

Comcast Corporation
Note 9: Investments
Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Equity in net income (losses) of investees, net	$(266)	$(355)	$(634)	$(295)
Realized and unrealized gains (losses) on equity securities, net	118	174	65	582
Other income (loss), net	62	71	187	224
Investment and other income (loss), net	$(86)	$(110)	$(382)	$511

(in millions)	September 30, 2020	December 31, 2019
Equity method	$5,097	$5,347
Marketable equity securities	141	353
Nonmarketable equity securities	1,833	1,896
Other investments	138	1,796
Total investments	7,209	9,392
Less: Current investments	78	1,709
Less: Investment securing collateralized obligation	429	694
Noncurrent investments	$6,702	$6,989
Equity Method
Atairos
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three and nine months ended September 30, 2020, we recognized losses of $107 million and $242 million, respectively. For the three and nine months ended September 30, 2019, we recognized a loss of $262 million and income of $6 million, respectively. For the nine months ended September 30, 2020 and 2019, we made cash capital contributions to Atairos totaling $184 million and $475 million, respectively. As of September 30, 2020 and December 31, 2019, our investment in Atairos was $3.3 billion and $3.2 billion, respectively.
Hulu and Collateralized Obligation
For the three and nine months ended September 30, 2020, we recognized losses of $104 million and $265 million, respectively, in equity in net income (losses) of investees, net. For the three and nine months ended September 30, 2019, we recognized losses of $101 million and $351 million, respectively, in equity in net income (losses) of investees, net and in the first quarter of 2019, we recognized a previously deferred dilution gain of $159 million in other income (loss), net. For the nine months ended September 30, 2019, we made cash capital contributions totaling $903 million to Hulu, inclusive of the funding to acquire our proportionate share of AT&T’s previously held 10% interest. There were no cash capital contributions made during the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, our investment was $429 million and $694 million, respectively.
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of September 30, 2020, both the carrying value and fair value of our collateralized obligation was $5.2 billion. The estimated fair value was based on level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value.
Marketable Equity Securities
Peloton
Following Peloton’s initial public offering in September 2019, we recognized unrealized gains of $150 million in realized and unrealized gains (losses) on equity securities, net and presented our investment in Peloton in marketable equity securities, which was previously presented in nonmarketable equity securities. In the second quarter of 2020, we sold our investment in Peloton

Comcast Corporation
and recognized gains of $67 million in realized and unrealized gains (losses) on equity securities, net. As of December 31, 2019, our investment in Peloton was $294 million.
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
Note 10: Intangible Assets

		September 30, 2020		December 31, 2019
(in millions)	Weighted-Average Original Useful Life as of September 30, 2020	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59,365		$59,365
Trade names	N/A	—		8,809
FCC licenses	N/A	2,345		2,337
Finite-Lived Intangible Assets:
Customer relationships	14 years	21,665	$(8,363)	22,884	$(8,295)
Software	5 years	16,770	(8,786)	15,357	(7,287)
Other agreements and rights	28 years	12,110	(1,256)	3,958	(1,635)
Total		$112,255	$(18,405)	$112,710	$(17,217)
Estimated Amortization Expense of Finite-Lived Intangible Assets

(in millions)
Remaining three months of 2020	$1,190
2021	$4,443
2022	$3,868
2023	$3,209
2024	$2,524
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

Comcast Corporation
Recognized Share-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Restricted share units	$164	$143	$484	$437
Stock options	72	57	226	176
Employee stock purchase plans	9	8	30	23
Total	$245	$208	$740	$636
As of September 30, 2020, we had unrecognized pretax compensation expense of $1.3 billion and $615 million related to nonvested RSUs and nonvested stock options, respectively.
Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30,
(in millions)	2020	2019
Interest	$2,845	$3,167
Income taxes	$2,298	$2,490
Noncash Activities
During the nine months ended September 30, 2020:
•we acquired $1.9 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.1 billion for a quarterly cash dividend of $0.23 per common share paid in October 2020
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$13,707	$5,500
Restricted cash included in other current assets	11	42
Restricted cash included in other noncurrent assets, net	19	47
Cash, cash equivalents and restricted cash, end of period	$13,737	$5,589
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2020	September 30, 2019
Unrealized gains (losses) on marketable securities	$5	$7
Deferred gains (losses) on cash flow hedges	(68)	162
Unrecognized gains (losses) on employee benefit obligations	241	301
Cumulative translation adjustments	34	(1,629)
Accumulated other comprehensive income (loss), net of deferred taxes	$212	$(1,159)
Note 12: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
As of September 30, 2020, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $731 million. The estimated fair value is based on level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
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
Cable Communications Segment
Cable Communications is a leading provider of high-speed internet, video, voice, wireless, and security and automation services to residential customers under the Xfinity brand; we also provide these and other services to business customers and sell advertising. As of September 30, 2020, our cable systems had 32.7 million total customer relationships, including 30.3 million residential and 2.4 million business customer relationships, and passed more than 59 million homes and businesses. Revenue is generated primarily from residential and business customers that subscribe to our services, which are marketed individually and as bundled services, and from the sale of advertising.
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

Sky Segment
Sky is one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, high-speed internet, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks. As of September 30, 2020, Sky had 23.7 million retail customer relationships.
Corporate and Other
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and other business initiatives, such as Peacock, which was made available to Comcast customers in April 2020 and launched nationally in July 2020.
Impacts of COVID-19
The novel coronavirus disease 2019 (“COVID-19”) and measures taken to prevent its spread across the globe continue to impact our businesses in a number of ways. Our Cable Communications results of operations were strong in the nine months ended September 30, 2020, despite having been affected by the significant deterioration in domestic economic conditions and by the costs associated with our support of customer connectivity as people continued to work and learn remotely from home. COVID-19 had material negative impacts on NBCUniversal and Sky results of operations during the second and third quarters of 2020 primarily due to the temporary closure of our theme parks and the postponement and cancellation of many sporting events. We continue to implement and evaluate cost initiatives across our businesses that have impacted and will continue to impact our results of operations; certain costs incurred by our businesses in response to COVID-19, including severance and restructuring charges, are presented in Corporate and Other. We expect the impacts of COVID-19 will continue to have a material adverse impact on our consolidated results of operations over the near to medium term.
Cable Communications
•Our distribution network to date has performed well under the stress of increased traffic and peak usage driven by increased video streaming, gaming and videoconferencing as more customers work and learn remotely from home.
•We incurred costs in 2020 associated with compensating personnel in roles affected by COVID-19, primarily during the first half of the year. These costs included additional compensation for frontline personnel who worked to keep our customers connected to our services and compensation for certain personnel who were unable to work due to the closing or suspension of operations.
•Beginning in March 2020 and continuing through the end of December 2020, new qualifying customers for Internet Essentials, our low-income internet adoption program, will receive 60 days of free internet services. We also implemented programs, primarily during the second quarter of 2020, under which we elected to waive certain fees and to not disconnect internet, voice or wireless services for customers for nonpayment, and we are now providing customers a variety of flexible and extended payment options. As a result of these programs, our customer metrics for 2020 do not include customers in the free Internet Essentials offer or certain high-risk customers who continued to receive service following nonpayment. The number of customers excluded from our customer metrics was highest as of June 30, 2020 and these customers were excluded from second quarter net additions. The number of such customers decreased in the third quarter as some of these customers began paying for service, resulting in customer net additions, or disconnected and no longer receive service. We expect the number of excluded customers to continue to decrease in the fourth quarter.
•Professional sports leagues have generally resumed, some with a reduced schedule for the remainder of the interrupted seasons. Certain of our programming distribution agreements with regional sports networks include contractual adjustment provisions if a minimum number of sporting events does not occur. In the second and third quarters of 2020, our programming expenses were reduced as a result of these provisions, and our revenue was negatively impacted in similar amounts as a result of adjustments that we have begun passing through to our customers in the fourth quarter of 2020.
•The deterioration of economic conditions and increased economic uncertainty resulting from COVID-19 have resulted in reduced demand for certain of our residential and business services and reduced spending from advertisers, which have had, and likely will continue to have, negative impacts on our revenue over the near to medium term. In addition, we believe there is increased risk associated with collections on our outstanding receivables, and we have incurred, and expect to continue to incur, increases in our bad debt expense compared to the prior year periods.

NBCUniversal
•The temporary closure of all of our theme parks had the most significant impact on our revenue and Adjusted EBITDA for the nine months ended September 30, 2020 on a consolidated basis. Our parks in Orlando and Japan reopened with limited capacity in June 2020, while our park in Hollywood remains closed. We expect the results of operations at our theme parks will continue to be negatively impacted in the near to medium term, and we cannot predict when the Hollywood park will reopen, if any reopened parks will remain open or the level of attendance at any reopened parks. In addition, although we currently expect that Universal Beijing Resort will open in 2021, we have delayed certain construction projects, including the development of the Epic Universe theme park in Orlando.
•The deterioration of economic conditions caused by COVID-19 resulted in significant reductions in advertising spend by our customers in the Cable Networks and Broadcast Television segments in the second and third quarters of 2020, and we expect this trend to continue over the near to medium term. These conditions have also resulted, and may continue to result, in an acceleration of subscriber losses at our networks.
•We incurred costs in 2020 associated with compensating personnel who were unable to work due to the closing or suspension of operations, primarily during the first half of the year, including at our theme parks and at our production studios.
•The postponement and cancellation of many sporting events and professional sports seasons impacted our first and second quarter 2020 results of operations, since both advertising revenues and costs associated with broadcasting these programs were not recognized. Professional sports leagues have generally resumed in the third quarter of 2020, some with reduced numbers of events for the remainder of the interrupted seasons. Certain of our sports programming rights agreements and distribution agreements with multichannel video providers include contractual provisions if a minimum number of events does not occur. Our distribution revenue in the second and third quarters of 2020 was negatively impacted as a result of credits accrued relating to these provisions; and the programming costs that we recognize as the remaining events occur, which were primarily in the third quarter of 2020, will also be impacted. When, or the extent to which, sporting events will occur for the remainder of 2020 and into 2021 will impact the timing, and potentially the amount, of revenue and expense recognition. In addition, the 2020 Tokyo Olympics have been postponed from the third quarter of 2020 to the third quarter of 2021, which will result in a corresponding delay of the associated revenue and costs.
•The creation and availability of our film and television programming in the United States and globally have been disrupted, including from the suspension of studio production operations in the first half of 2020. In the third quarter of 2020, our studio production operations resumed at a limited capacity. Additionally, with the temporary closure of many movie theaters worldwide, we have delayed or altered the theatrical distribution strategy for certain of our films, both domestically and internationally. Delays in theatrical releases will affect both current and future periods as a result of corresponding delays in subsequent content licensing windows. We expect results of operations in our Filmed Entertainment segment to continue to be negatively impacted over the near to medium term as a result of COVID-19.
Sky
•Many sporting events and professional sports seasons were postponed beginning in the second half of the first quarter of 2020, with certain sports, including European soccer, resuming in May and June 2020, which resulted in significant impacts on Sky’s results of operations in the first, second and third quarters of 2020. Direct-to-consumer revenue has been negatively impacted as a result of lower sports subscription revenue and we expect continued negative impacts as a result of the impacts of COVID-19 on the reopening plans and the extent of reopening of our commercial customers. Additionally, significant costs associated with broadcasting these programs were not recognized as a result of the sporting events not occurring in the first quarter and for most of the second quarter. These costs were generally recognized in the third quarter of 2020; and although sporting events have resumed, COVID-19 continues to result in uncertainty in the ultimate timing of when, or the extent to which, sporting events will occur for the remainder of 2020; their broadcast is expected to impact the timing, and potentially the amount, of revenue and expense recognition.
•We temporarily suspended certain sales channels due to COVID-19, which negatively impacted net customer additions and revenue in the first and second quarters of 2020. Our sales channels generally resumed operations in June.
•COVID-19 has resulted in the deterioration of economic conditions and increased economic uncertainty in the U.K. and Europe, intensifying what was an already deteriorating economic and advertising environment. These conditions negatively impacted revenue in the nine months ended September 30, 2020, and we expect will continue to reduce advertising spend and consumer demand for our services for the remainder of 2020. In addition, there is increased risk associated with collections on our outstanding receivables, and we have incurred and expect to continue to incur increases in our bad debt expense.

Global financial markets have been volatile and domestic and global economic conditions continue to show signs of material weakness. At this point, it is impossible to predict the extent and duration of these and any other impacts of COVID-19 to our businesses, or the degree to which demand for our products and services, or supply of key inputs to those products and services, will be affected. This uncertainty makes it challenging for management to estimate with precision the future performance of our businesses.
As of September 30, 2020, we evaluated whether the facts and circumstances and available information resulted in the need for an impairment assessment for any of our long-lived assets and concluded no assessment was required. Refer to the Critical Accounting Judgments and Estimates section for discussion of our impairment testing of goodwill and cable franchise rights. We will continue to evaluate the impacts of COVID-19 to our businesses, including the impacts of overall economic conditions, which could result in the recognition of an impairment charge in the future. Our results for the nine months ended September 30, 2020 were impacted by significant losses and gains as a result of the volatility in the market values for publicly traded equity securities underlying our investments.
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
Exclusive sports rights play a key role within Sky’s wider content strategy. In Europe, broadcasting rights for major sports are usually tendered through a competitive auction process, with the winning bidder or bidders acquiring rights over a three to five-year period. This creates some level of cyclicality for Sky, although the staggered timing of major sports rights auctions usually gives Sky time to react to any material changes in the competitive dynamics of the prevailing market. Certain of Sky’s significant sports rights agreements require payments at the start of each season, resulting in increases in sports rights payments in the third and fourth quarter of each year.

Consolidated Operating Results

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except per share data)	2020	2019	%	2020	2019	%
Revenue	$25,532	$26,827	(4.8)%	$75,856	$80,544	(5.8)%
Costs and Expenses:
Programming and production	8,565	8,316	3.0	23,683	25,140	(5.8)
Other operating and administrative	8,059	8,090	(0.4)	23,959	24,076	(0.5)
Advertising, marketing and promotion	1,512	1,901	(20.5)	4,791	5,674	(15.6)
Depreciation	2,122	2,124	(0.1)	6,328	6,561	(3.6)
Amortization	1,198	1,056	13.4	3,520	3,215	9.5
Operating income	4,076	5,340	(23.7)	13,575	15,878	(14.5)
Interest expense	(1,220)	(1,167)	4.5	(3,544)	(3,454)	2.6
Investment and other income (loss), net	(86)	(110)	(21.9)	(382)	511	(174.6)
Income before income taxes	2,770	4,063	(31.8)	9,649	12,935	(25.4)
Income tax expense	(739)	(775)	(4.6)	(2,385)	(2,812)	(15.2)
Net income	2,031	3,288	(38.2)	7,264	10,123	(28.2)
Less: Net income attributable to noncontrolling interests and redeemable subsidiary preferred stock	12	71	(83.6)	110	228	(51.9)
Net income attributable to Comcast Corporation	$2,019	$3,217	(37.2)%	$7,154	$9,895	(27.7)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.44	$0.71	(38.0)%	$1.57	$2.18	(28.0)%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.44	$0.70	(37.1)%	$1.55	$2.15	(27.9)%

Adjusted EBITDA(a)	$7,583	$8,553	(11.3)%	$23,640	$25,822	(8.5)%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding. Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 36 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated Revenue
Theme Parks, Filmed Entertainment and Cable Networks drove decreases in consolidated revenue for the three months ended September 30, 2020, which were partially offset by increases in revenue in Cable Communications, Sky and Broadcast Television.
Theme Parks, Filmed Entertainment, Sky and Cable Networks drove decreases in consolidated revenue for the nine months ended September 30, 2020, which were partially offset by increases in revenue in Cable Communications and Broadcast Television.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated Costs and Expenses
Filmed Entertainment, Theme Parks and Cable Communications drove decreases in consolidated operating costs and expenses for the three months ended September 30, 2020, which were partially offset by increases in operating costs and expenses in Sky, Broadcast Television and Cable Networks.
Filmed Entertainment, Theme Parks, Cable Networks, Sky and Cable Communications drove decreases in consolidated operating costs and expenses for the nine months ended September 30, 2020, which were partially offset by increases in operating costs and expenses in Broadcast Television.

Operating costs and expenses for our segments and our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	%	2020	2019	%
Cable Communications	$1,952	$1,967	(0.7)%	$5,835	$6,038	(3.4)%
NBCUniversal	576	537	7.3	1,715	1,579	8.6
Sky	750	644	16.5	2,188	2,058	6.3
Corporate and Other	42	32	26.7	110	101	6.9
Comcast Consolidated	$3,320	$3,180	4.4%	$9,848	$9,776	0.7%
Consolidated depreciation and amortization expense increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to an increase in the amortization of certain trade names beginning in the first quarter of 2020, which were previously accounted for as indefinite-lived intangible assets (see Note 10), partially offset by a decrease in depreciation at Cable Communications related to a reduction in capital expenditures on customer premise equipment. During the first quarter of 2019, we recorded adjustments to the purchase price allocation of Sky, primarily related to intangible assets and property and equipment. This change resulted in an adjustment recorded in the first quarter of 2019 related to the fourth quarter of 2018 that increased depreciation and amortization expense by $53 million.
Amortization expense from acquisition-related intangible assets totaled $574 million and $1.7 billion for the three and nine months ended September 30, 2020, respectively. Amortization expense from acquisition-related intangible assets totaled $486 million and $1.5 billion for the three and nine months ended September 30, 2019, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Interest Expense
Interest expense increased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a $220 million charge recorded in the third quarter of 2020 related to the early redemption of senior notes due 2022 and 2023, partially offset by lower weighted average interest rates in the current year period. Interest expense increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to $360 million of charges recorded in the first and third quarters of 2020 related to the early redemption of senior notes due 2021 to 2023, partially offset by decreases in our debt outstanding.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Equity in net income (losses) of investees, net	$(266)	$(355)	$(634)	$(295)
Realized and unrealized gains (losses) on equity securities, net	118	174	65	582
Other income (loss), net	62	71	187	224
Total investment and other income (loss), net	$(86)	$(110)	$(382)	$511
Equity in Net Income (Losses) of Investees, Net
The change in equity in net income (losses) of investees, net for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily due to our equity method investments in Atairos and Hulu. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments. The equity in net income (losses) of Atairos and Hulu for the three and nine months ended September 30, 2020 and 2019 are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Atairos	$(107)	$(262)	$(242)	$6
Hulu	$(104)	$(101)	$(265)	$(351)

Realized and Unrealized Gains (Losses) on Equity Securities, Net
The changes in realized and unrealized gains (losses) on equity securities, net for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily due to gains related to our investment in Peloton and gains and losses related to other investments in the current year compared to gains related to our investments in Snap and Peloton in the prior year. See Note 9.
Other Income (Loss), Net
The decrease in other income (loss), net for the three months ended September 30, 2020 compared to the same period in 2019 primarily relates to higher foreign exchange remeasurement gains in 2020, more than offset by a gain of $60 million recorded in the prior year period related to the dilution of our Hulu ownership. The decrease in other income (loss), net for the nine months ended September 30, 2020 compared to the same period in 2019 primarily relates to gains of $219 million recorded in the first and third quarters of 2019 related to the dilution of our Hulu ownership, partially offset by $90 million of losses due to equity method investment impairments recorded in the second and third quarters of 2019 and higher foreign exchange remeasurement gains in 2020. See Note 9.
Consolidated Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2020 and 2019 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to lower income before income taxes in 2020, partially offset by the impact of tax law changes in the third quarter of 2020 and a benefit from state tax adjustments recognized in the third quarter of 2019.
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
Cable Communications Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Residential:
High-speed internet	$5,198	$4,721	$477	10.1%
Video	5,421	5,541	(120)	(2.1)
Voice	876	963	(87)	(9.0)
Wireless	400	326	74	22.8
Business services	2,049	1,971	78	4.0
Advertising	674	603	71	11.8
Other	382	459	(77)	(17.2)
Total revenue	15,000	14,584	416	2.9
Operating costs and expenses
Programming	3,296	3,315	(19)	(0.6)
Technical and product support	1,980	2,066	(86)	(4.2)
Customer service	598	628	(30)	(4.8)
Advertising, marketing and promotion	929	1,024	(95)	(9.2)
Franchise and other regulatory fees	421	408	13	3.3
Other	1,365	1,342	23	1.6
Total operating costs and expenses	8,589	8,783	(194)	(2.2)
Adjusted EBITDA	$6,411	$5,801	$610	10.5%

	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Residential:
High-speed internet	$15,199	$13,961	$1,238	8.9%
Video	16,468	16,763	(295)	(1.8)
Voice	2,652	2,935	(283)	(9.6)
Wireless	1,069	795	274	34.5
Business services	6,096	5,795	301	5.2
Advertising	1,659	1,766	(107)	(6.1)
Other	1,203	1,299	(96)	(7.5)
Total revenue	44,346	43,314	1,032	2.4
Operating costs and expenses
Programming	9,978	10,106	(128)	(1.3)
Technical and product support	5,925	5,844	81	1.4
Customer service	1,836	1,877	(41)	(2.2)
Advertising, marketing and promotion	2,717	3,000	(283)	(9.4)
Franchise and other regulatory fees	1,225	1,189	36	3.0
Other	4,002	3,915	87	2.2
Total operating costs and expenses	25,683	25,931	(248)	(1.0)
Adjusted EBITDA	$18,663	$17,383	$1,280	7.4%

Customer Metrics

			Net Additions
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019	2020	2019
Customer relationships
Residential customer relationships	30,289	28,797	539	288	1,140	688
Business services customer relationships	2,401	2,377	17	21	5	74
Total customer relationships	32,690	31,173	556	309	1,144	762
Residential customer relationships mix
One product customers	11,957	9,905	625	379	1,710	890
Two product customers	8,732	8,915	(9)	(38)	(191)	(78)
Three or more product customers	9,600	9,977	(77)	(53)	(379)	(125)
High-speed internet
Residential customers	27,837	25,990	617	359	1,423	893
Business services customers	2,225	2,197	16	20	10	71
Total high-speed internet customers	30,062	28,186	633	379	1,433	964
Video
Residential customers	19,220	20,421	(253)	(222)	(1,068)	(539)
Business services customers	874	983	(20)	(16)	(92)	(45)
Total video customers	20,094	21,403	(273)	(238)	(1,160)	(583)
Voice
Residential customers	9,684	9,945	(14)	(63)	(250)	(208)
Business services customers	1,341	1,334	11	10	(1)	37
Total voice customers	11,025	11,278	(3)	(53)	(251)	(171)
Wireless
Wireless lines	2,580	1,791	187	204	528	555
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional services, the MDU is counted as a single customer. Residential high-speed internet and video customers as of September 30, 2020 included prepaid customers totaling approximately 299,000 and 9,000, respectively. Wireless lines represent the number of activated eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines. Customer metrics for 2020 do not include customers in the free Internet Essentials offer or certain high-risk customers who continued to receive service following nonpayment (refer to “Impacts of COVID-19” for further discussion).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average monthly total revenue per customer relationship	$154.27	$156.72	$153.42	$156.29
Average monthly Adjusted EBITDA per customer relationship	$65.94	$62.34	$64.57	$62.72
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

Cable Communications Segment – Revenue
High-Speed Internet
Revenue increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to increases in the number of residential high-speed internet customers and increases in average rates. Average rates in the second and third quarters of 2020 were negatively impacted by customer adjustments and waived fees due to COVID-19. Refer to video description for further information.
Video
Revenue decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to declines in the number of residential video customers, partially offset by increases in average rates. Average rates in the second and third quarters of 2020 were negatively impacted by customer adjustments accrued as a result of provisions in our programming distribution agreements with regional sports networks related to canceled sporting events. For customers receiving bundled services, the revenue reduction was allocated across each of the services in the bundle.
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
Voice
Revenue decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to decreases in average rates and the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to increases in the number of customer lines.
Business Services
Revenue increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to increases in average rates and increases in the number of customers receiving our services. The rates of growth in the second and third quarters of 2020 were reduced due to the negative impacts of COVID-19 on small businesses.
Advertising
Revenue increased for the three months ended September 30, 2020 compared to the same period in 2019 due to an increase in political advertising, partially offset by reduced spending from advertisers due to COVID-19. Revenue decreased for the nine months ended September 30, 2020 compared to the same period in 2019 due to reduced spending from advertisers due to COVID-19, partially offset by an increase in political advertising.
For both the three and nine months ended September 30, 2020, 5% of our advertising revenue was generated from our NBCUniversal segments. For the three and nine months ended September 30, 2019, 8% and 6%, respectively, of our advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Revenue decreased for the three months ended September 30, 2020 compared to the same period in 2019 due to certain waived billing and collection fees due to COVID-19 and a decrease in security and automation services. Revenue decreased for the nine months ended September 30, 2020 compared to the same period in 2019 due to certain waived billing and collection fees due to COVID-19, partially offset by an increase in the licensing of our technology platforms to other multichannel video providers.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to adjustments recorded for provisions in our programming distribution agreements with regional sports networks related to canceled sporting events as a result of COVID-19. Excluding these adjustments, programming expenses increased due to increases in retransmission consent and sports programming fees, partially offset by declines in the number of video customers. We anticipate that our programming expenses in the fourth quarter of 2020 will be impacted by higher rate increases compared to those experienced in 2019 due to the timing of contract renewals in 2020, partially offset by an expected decline in the number of residential video customers.

Technical and product support expenses decreased for the three months ended September 30, 2020 compared to the same period in 2019 due to lower personnel costs and cost savings initiatives as well as a reduction in activity in certain aspects of our business related to COVID-19, partially offset by increased costs associated with our wireless phone service. Technical and product support expenses increased for the nine months ended September 30, 2020 compared to the same period in 2019 due to increased costs associated with our wireless phone service and increased costs related to COVID-19, including additional compensation costs for certain personnel, partially offset by cost savings initiatives and a reduction in activity in certain aspects of our business.
Customer service expenses decreased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to lower labor costs as a result of cost savings initiatives and reduced call volumes. Customer service expenses decreased for the nine months ended September 30, 2020 compared to the same period in 2019 due to lower labor costs as a result of reduced call volumes and cost savings initiatives, partially offset by increases in costs as a result of additional Xfinity stores.
Advertising, marketing and promotion expenses decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to decreases in spending.
Franchise and other regulatory fees increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to increases in the related rates of these fees.
Other operating costs and expenses increased slightly for the three months ended September 30, 2020 compared to the same period in 2019. Other operating costs and expenses increased for the nine months ended September 30, 2020 compared to the same period in 2019 due to increases in bad debt expense as a result of COVID-19 and personnel-related costs, partially offset by lower third-party advertising costs.
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
Our operating margin for the three and nine months ended September 30, 2020 was 42.7% and 42.1%, respectively. While the accrued adjustments for regional sports networks did not impact Adjusted EBITDA for the three and nine months ended September 30, 2020, they resulted in increases to operating margins. Our operating margin for the three and nine months ended September 30, 2019 was 39.8% and 40.1%, respectively. The most significant operating costs and expenses are the programming expenses we incur to provide content to our video customers, which were flat for the three months ended September 30, 2020 compared to the same period in 2019, and decreased 1.3% for the nine months ended September 30, 2020 compared to the same period in 2019. Losses from our wireless phone service were $50 million and $146 million for the three and nine months ended September 30, 2020, respectively, compared to losses of $94 million and $285 million for the three and nine months ended September 30, 2019, respectively.
NBCUniversal Segments Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Cable Networks	$2,736	$2,771	$(35)	(1.3)%
Broadcast Television	2,414	2,230	184	8.3
Filmed Entertainment	1,280	1,706	(426)	(25.0)
Theme Parks	311	1,631	(1,320)	(80.9)
Headquarters, other and eliminations	(17)	(43)	26	NM
Total revenue	$6,724	$8,295	$(1,571)	(18.9)%
Adjusted EBITDA
Cable Networks	$870	$955	$(85)	(8.9)%
Broadcast Television	436	338	98	28.7
Filmed Entertainment	300	195	105	53.4
Theme Parks	(203)	731	(934)	(127.7)
Headquarters, other and eliminations	(122)	(128)	6	NM
Total Adjusted EBITDA	$1,281	$2,091	$(810)	(38.7)%

	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Cable Networks	$8,110	$8,586	$(476)	(5.5)%
Broadcast Television	7,462	7,099	363	5.1
Filmed Entertainment	3,844	4,931	(1,087)	(22.0)
Theme Parks	1,267	4,371	(3,104)	(71.0)
Headquarters, other and eliminations	(101)	(173)	72	NM
Total revenue	$20,582	$24,814	$(4,232)	(17.1)%
Adjusted EBITDA
Cable Networks	$3,361	$3,418	$(57)	(1.7)%
Broadcast Television	1,578	1,259	319	25.3
Filmed Entertainment	634	742	(108)	(14.6)
Theme Parks	(526)	1,819	(2,345)	(128.9)
Headquarters, other and eliminations	(381)	(486)	105	NM
Total Adjusted EBITDA	$4,666	$6,752	$(2,086)	(30.9)%

Cable Networks Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Distribution	$1,617	$1,681	$(64)	(3.8)%
Advertising	793	809	(16)	(2.1)
Content licensing and other	326	281	45	16.6
Total revenue	2,736	2,771	(35)	(1.3)
Operating costs and expenses
Programming and production	1,432	1,323	109	8.2
Other operating and administrative	359	375	(16)	(4.0)
Advertising, marketing and promotion	75	118	(43)	(36.9)
Total operating costs and expenses	1,866	1,816	50	2.8
Adjusted EBITDA	$870	$955	$(85)	(8.9)%

	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Distribution	$4,780	$5,123	$(343)	(6.7)%
Advertising	2,306	2,592	(286)	(11.0)
Content licensing and other	1,024	871	153	17.7
Total revenue	8,110	8,586	(476)	(5.5)
Operating costs and expenses
Programming and production	3,431	3,740	(309)	(8.3)
Other operating and administrative	1,078	1,104	(26)	(2.2)
Advertising, marketing and promotion	240	324	(84)	(26.1)
Total operating costs and expenses	4,749	5,168	(419)	(8.1)
Adjusted EBITDA	$3,361	$3,418	$(57)	(1.7)%

Cable Networks Segment – Revenue
Cable Networks revenue decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to decreases in distribution revenue and advertising revenue, which were offset by increases in content licensing and other revenue. Distribution revenue decreased primarily due to credits accrued at some of our regional sports networks resulting from the reduced number of games played by professional sports leagues due to COVID-19. Certain of our distribution agreements with multichannel video providers require contractual adjustments if a minimum number of sporting events does not occur. Excluding these credits, distribution revenue decreased due to increased declines in the number of subscribers at our cable networks, partially offset by increases in the contractual rates charged under distribution agreements. Advertising revenue decreased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to continued audience ratings declines at our networks, partially offset by spending from advertisers on our sports networks as a result of professional sports leagues resuming postponed seasons due to COVID-19. Advertising revenue decreased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to continued audience ratings declines at our networks and reduced spending from advertisers as a result of COVID-19, partially offset by higher prices for advertising units sold. Content licensing and other revenue increased primarily due to the timing of content provided under our licensing agreements, which included transactions with Peacock beginning in the second quarter of 2020.
For the three and nine months ended September 30, 2020, 15% and 14%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. For the three and nine months ended September 30, 2019, 16% and 15%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Cable Networks Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three months ended September 30, 2020 compared to the same period in 2019 due to increases in programming and production costs, which were offset by decreases in advertising, marketing and promotion costs and other operating and administrative costs. The increase in programming and production costs was primarily due to an increase in sports programming costs as professional sports leagues resumed seasons following postponements as a result of COVID-19, partially offset by decreases in other programming costs at our networks and studio production costs. The decrease in advertising, marketing and promotion costs was due to lower spending on marketing related to our cable networks. The decrease in other operating and administrative costs was primarily due to lower employee-related and other overhead costs as a result of cost savings initiatives.
Operating costs and expenses decreased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to decreases in programming and production costs and advertising, marketing and promotion costs. The decrease in programming and production costs was primarily due to decreases in sports programming costs recognized resulting from the reduced number of events as a result of COVID-19, partially offset by increases in studio production costs. The decrease in advertising, marketing and promotion costs was due to lower spending on marketing related to our cable networks. The decrease in other operating and administrative costs was primarily due to lower employee-related and other overhead costs as a result of cost savings initiatives.
Broadcast Television Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Advertising	$1,054	$1,191	$(137)	(11.5)%
Content licensing	740	447	293	65.6
Distribution and other	620	592	28	4.9
Total revenue	2,414	2,230	184	8.3
Operating costs and expenses
Programming and production	1,589	1,398	191	13.7
Other operating and administrative	335	373	(38)	(9.8)
Advertising, marketing and promotion	54	121	(67)	(55.4)
Total operating costs and expenses	1,978	1,892	86	4.6
Adjusted EBITDA	$436	$338	$98	28.7%

	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Advertising	$3,331	$3,837	$(506)	(13.2)%
Content licensing	2,224	1,479	745	50.3
Distribution and other	1,907	1,783	124	7.0
Total revenue	7,462	7,099	363	5.1
Operating costs and expenses
Programming and production	4,564	4,344	220	5.1
Other operating and administrative	1,103	1,150	(47)	(4.0)
Advertising, marketing and promotion	217	346	(129)	(37.3)
Total operating costs and expenses	5,884	5,840	44	0.8
Adjusted EBITDA	$1,578	$1,259	$319	25.3%
Broadcast Television Segment – Revenue
Broadcast Television revenue increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to increases in content licensing revenue and distribution and other revenue, partially offset by decreases in advertising revenue. The increases in content licensing revenue were primarily due to the timing of content provided under our licensing agreements, which included transactions with Peacock beginning in the second quarter of 2020. The increases in distribution and other revenue were primarily due to increases in fees recognized under our retransmission consent agreements. Advertising revenue decreased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to continued declines in audience ratings. The decrease in advertising revenue for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to continued declines in audience ratings and reduced spending from advertisers as a result of COVID-19, partially offset by higher prices for advertising units sold.
Broadcast Television Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to increases in programming and production costs, partially offset by decreases in advertising, marketing and promotion costs and other operating and administrative costs. The increases in programming and production costs for the three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily due to amortization associated with content licensing sales, partially offset by the impact of the updated accounting guidance, which removed certain limitations on the amounts capitalized for episodic television series and had a favorable impact on programming and production expense in the current year (see Note 8). The increase in programming and production costs for the nine months ended September 30, 2020 compared to the same period in 2019 was also partially offset by decreases in sports programming costs recognized due to the reduced number of events as a result of COVID-19. The decreases in advertising, marketing and promotion costs were primarily due to reduced spending on marketing related to our programming. The decreases in other operating and administrative costs were due to decreased overhead costs as part of cost savings initiatives and lower employee-related costs.
Filmed Entertainment Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Theatrical	$29	$549	$(520)	(94.7)%
Content licensing	844	737	107	14.5
Home entertainment	278	185	93	49.1
Other	129	235	(106)	(44.8)
Total revenue	1,280	1,706	(426)	(25.0)
Operating costs and expenses
Programming and production	639	867	(228)	(26.4)
Other operating and administrative	248	277	(29)	(9.7)
Advertising, marketing and promotion	93	367	(274)	(74.8)
Total operating costs and expenses	980	1,511	(531)	(35.1)
Adjusted EBITDA	$300	$195	$105	53.4%

	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue
Theatrical	$354	$1,246	$(892)	(71.6)%
Content licensing	2,385	2,266	119	5.3
Home entertainment	678	681	(3)	(0.6)
Other	427	738	(311)	(42.1)
Total revenue	3,844	4,931	(1,087)	(22.0)
Operating costs and expenses
Programming and production	1,841	2,201	(360)	(16.4)
Other operating and administrative	718	832	(114)	(13.6)
Advertising, marketing and promotion	651	1,156	(505)	(43.7)
Total operating costs and expenses	3,210	4,189	(979)	(23.4)
Adjusted EBITDA	$634	$742	$(108)	(14.6)%
Filmed Entertainment Segment – Revenue
Filmed Entertainment revenue decreased for the three months ended September 30, 2020 compared to the same period in 2019 due to decreases in theatrical revenue and other revenue, partially offset by increases in content licensing revenue and home entertainment revenue. The decrease in theatrical revenue was primarily due to theater closures as a result of COVID-19. The decrease in other revenue was primarily due to decreases in revenue from our movie ticketing and entertainment business and live stage plays, which were impacted by theater and entertainment venue closures as a result of COVID-19. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements, increased sales of titles made available on demand, including certain 2020 releases after theater closures due to COVID-19, and transactions with Peacock beginning in the second quarter of 2020. The increase in home entertainment revenue was primarily due to higher sales of 2020 releases, including Trolls World Tour.
Filmed Entertainment revenue decreased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to decreases in theatrical revenue and other revenue, partially offset by an increase in content licensing revenue. The decreases in theatrical and other revenue were primarily due to theater and entertainment venue closures as a result of COVID-19. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements, increased sales of titles made available on demand, including certain 2020 releases after theater closures due to COVID-19, and transactions with Peacock beginning in the second quarter of 2020.
Filmed Entertainment Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to decreases in advertising, marketing and promotion costs, programming and production costs, and other operating and administrative costs. The decreases in advertising, marketing and promotion costs were due to lower spending on current period releases as a result of COVID-19. The decreases in programming and production costs were primarily due to higher amortization of film production costs in the prior year period. The decreases in other operating and administrative costs were due to lower costs associated with our movie ticketing and entertainment business and live stage plays, which were impacted by theater and entertainment venue closures as a result of COVID-19, and overall efforts of the business to reduce costs.
Theme Parks Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$311	$1,631	$(1,320)	(80.9)%
Operating costs and expenses	514	900	(386)	(42.9)
Adjusted EBITDA	$(203)	$731	$(934)	(127.7)%

	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$1,267	$4,371	$(3,104)	(71.0)%
Operating costs and expenses	1,793	2,552	(759)	(29.8)
Adjusted EBITDA	$(526)	$1,819	$(2,345)	(128.9)%

Theme Parks Segment – Revenue
Theme Parks revenue decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to the temporary closures of our theme parks as a result of COVID-19, beginning in late February in Japan and mid-March for our theme parks in Orlando and Hollywood. Our theme parks in Orlando and Japan reopened with limited capacity in June, while our park in Hollywood remains closed.
Theme Parks Segment – Operating Costs and Expenses
Theme Parks operating costs and expenses decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to decreases in costs related to park operations due to the park closures and lower marketing-related costs, partially offset by pre-opening costs associated with Universal Beijing Resort.
Sky Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2020	2019	$	%	%
Revenue
Direct-to-consumer	$3,943	$3,793	$150	3.9%	(1.0)%
Content	388	315	73	23.3	17.5
Advertising	462	446	16	3.7	(1.2)
Total revenue	4,793	4,554	239	5.2	0.3
Operating costs and expenses
Programming and production	2,350	2,003	347	17.3	11.8
Direct network costs	530	419	111	26.3	20.5
Other	1,398	1,233	165	13.5	8.2
Total operating costs and expenses	4,278	3,655	623	17.0	11.5
Adjusted EBITDA	$515	$899	$(384)	(42.8)%	(45.4)%

	Nine Months Ended September 30,		Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2020	2019	$	%	%
Revenue
Direct-to-consumer	$11,146	$11,516	$(370)	(3.2)%	(3.1)%
Content	947	1,061	(114)	(10.7)	(10.4)
Advertising	1,296	1,602	(306)	(19.1)	(18.7)
Total revenue	13,389	14,179	(790)	(5.6)	(5.4)
Operating costs and expenses
Programming and production	5,957	6,543	(586)	(9.0)	(8.7)
Direct network costs	1,485	1,218	267	21.9	22.0
Other	4,132	4,084	48	1.2	1.5
Total operating costs and expenses	11,574	11,845	(271)	(2.3)	(2.0)
Adjusted EBITDA	$1,815	$2,334	$(519)	(22.3)%	(22.5)%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.
(a)Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 36 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics

			Net Additions
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019	2020	2019
Total customer relationships	23,695	23,918	(21)	(99)	(299)	317
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

	Three Months Ended September 30,		Increase/ (Decrease)	Constant Currency Growth(a)	Nine Months Ended September 30,		Increase/ (Decrease)	Constant Currency Growth(a)
	2020	2019	%	%	2020	2019	%	%
Average monthly direct-to-consumer revenue per customer relationship	$55.44	$52.77	5.1%	0.1%	$51.94	$53.86	(3.6)%	(3.5)%
(a)Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 36 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
Average monthly direct-to-consumer revenue per customer relationship is impacted by rate adjustments and changes in the types and levels of services received by Sky’s customers. Each of Sky’s services has a different contribution to Adjusted EBITDA. We believe average monthly direct-to-consumer revenue per customer relationship is useful in understanding the trends in our business across all of our direct-to-consumer service offerings.
Sky Segment – Revenue
Direct-to-Consumer
Revenue increased for the three months ended September 30, 2020 and decreased for the nine months ended September 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, revenue decreased primarily due to decreases in customer relationships, and for the nine months ended September 30, 2020, decreases in average revenue per customer relationship also contributed to the decrease.
Content
Revenue increased for the three months ended September 30, 2020 and decreased for the nine months ended September 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, revenue increased for the three months ended September 30, 2020 primarily due to higher revenue from sports programming wholesaling arrangements as European soccer leagues resumed sporting events that were previously postponed due to COVID-19. Excluding the impact of foreign currency, revenue decreased for the nine months ended September 30, 2020 primarily due to a decrease in revenue from the distribution of Sky’s sports programming on third-party platforms due to postponed sporting events as a result of COVID-19.
Advertising
Revenue increased for the three months ended September 30, 2020 and decreased for the nine months ended September 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, revenue decreased for the three months ended September 30, 2020 primarily due to overall market weakness, partially offset by additional sporting events in the current quarter that were previously postponed. Excluding the impact of foreign currency, revenue decreased for the nine months ended September 30, 2020 primarily due to overall market weakness, which has worsened due to COVID-19, and the impact of changes in legislation related to gambling advertisements in the U.K. and Italy that occurred in the third quarter of 2019.
Sky Segment – Operating Costs and Expenses
Programming and production costs increased for the three months ended September 30, 2020 and decreased for the nine months ended September 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, programming and production costs increased for the three months ended September 30, 2020 primarily due to the recognition of sports programming costs due to rescheduled sporting events that were previously postponed due to COVID-19, partially offset by the impact of the delayed starts of new seasons. Excluding the impact of foreign currency, programming and production costs decreased for the nine months ended September 30, 2020 primarily due to the impact of the delayed starts of the new European soccer seasons.

Direct network costs increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, direct network costs increased primarily due to increases in costs associated with Sky’s high-speed internet and wireless phone services as a result of increases in the number of customers receiving these services.
Other expenses increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Excluding the impact of foreign currency, other expenses increased primarily due to higher marketing costs and a favorable settlement in the prior year periods. The increase in other expenses for the nine months ended September, 30, 2020 was partially offset by lower costs relating to advertising sales resulting from the impact of COVID-19.
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$84	$42	$42	97.7%
Operating costs and expenses	767	312	455	145.7
Adjustment for potential legal settlement	(177)	—	(177)	NM
Adjustment for Sky transaction-related costs	(10)	(33)	23	NM
Adjusted EBITDA	$(496)	$(237)	$(259)	(109.6)%

	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$250	$206	$44	21.1%
Operating costs and expenses	1,721	1,011	710	70.1
Adjustment for potential legal settlement	(177)	—	(177)	NM
Adjustment for Sky transaction-related costs	(40)	(168)	128	NM
Adjusted EBITDA	$(1,254)	$(637)	$(617)	(96.8)%
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
Expenses increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to costs associated with Peacock, certain costs incurred in response to COVID-19, including severance and restructuring charges related to our NBCUniversal segments, and a potential legal settlement, which were partially offset by a reduction in costs related to the Sky transaction. Beginning in the second quarter of 2020, Peacock costs include amortization of film and television costs and we expect to continue to incur significant costs related to additional content and marketing for the new platform.
Corporate and Other Adjusted EBITDA excludes a potential legal settlement and Sky transaction-related costs.

Eliminations

	Three Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$(1,069)	$(648)	$421	64.9%
Operating costs and expenses	(941)	(647)	294	45.2
Adjusted EBITDA	$(128)	$(1)	$127	NM

	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2020	2019	$	%
Revenue	$(2,711)	$(1,969)	$742	37.6%
Operating costs and expenses	(2,461)	(1,959)	502	25.5
Adjusted EBITDA	$(250)	$(10)	$240	NM
Percentage changes that are considered not meaningful are denoted with NM.
For the three and nine months ended September 30, 2020, revenue and operating costs and expenses eliminations increased as a result of the licensing of content between our NBCUniversal segments and Peacock. Refer to Note 2 for further description of transactions between our segments.
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income attributable to Comcast Corporation	$2,019	$3,217	$7,154	$9,895
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	12	71	110	228
Income tax expense	739	775	2,385	2,812
Investment and other (income) loss, net	86	110	382	(511)
Interest expense	1,220	1,167	3,544	3,454
Depreciation	2,122	2,124	6,328	6,561
Amortization	1,198	1,056	3,520	3,215
Adjustment for potential legal settlement	177	—	177	—
Adjustment for Sky transaction-related costs	10	33	40	168
Adjusted EBITDA	$7,583	$8,553	$23,640	$25,822
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
Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended September 30,			Nine Months Ended September 30,
	Actual	Constant Currency	Constant Currency Growth	Actual	Constant Currency	Constant Currency Growth
(in millions, except per customer data)	2020	2019	%	2020	2019	%
Revenue
Direct-to-consumer	$3,943	$3,981	(1.0)%	$11,146	$11,504	(3.1)%
Content	388	330	17.5	947	1,057	(10.4)
Advertising	462	468	(1.2)	1,296	1,595	(18.7)
Total revenue	4,793	4,779	0.3	13,389	14,156	(5.4)
Operating costs and expenses
Programming and production	2,350	2,102	11.8	5,957	6,525	(8.7)
Direct network costs	530	440	20.5	1,485	1,217	22.0
Other	1,398	1,294	8.2	4,132	4,073	1.5
Total operating costs and expenses	4,278	3,836	11.5	11,574	11,815	(2.0)
Adjusted EBITDA	$515	$943	(45.4)%	$1,815	$2,341	(22.5)%
Average monthly direct-to-consumer revenue per customer relationship	$55.44	$55.36	0.1%	$51.94	$53.80	(3.5)%

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
We maintain significant availability under our revolving credit facilities and commercial paper programs to meet our short-term liquidity requirements. As of September 30, 2020, amounts available under our revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit and bank guarantees, totaled $9.2 billion.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30,
(in millions)	2020	2019
Operating income	$13,575	$15,878
Depreciation and amortization	9,848	9,776
Noncash share-based compensation	922	790
Changes in operating assets and liabilities	361	(1,670)
Payments of interest	(2,845)	(3,167)
Payments of income taxes	(2,298)	(2,490)
Other	132	345
Net cash provided by operating activities	$19,695	$19,462
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the impact of COVID-19 on the timing of amortization and related payments for our film and television costs, including the suspension of studio production operations, as well as collections on our accounts receivable.
The decrease in payments of income taxes for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower taxable income from operations in 2020, partially offset by the taxable gain associated with the AirTouch redemption which approximated the proceeds received.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 consisted primarily of capital expenditures, cash paid for intangible assets and the construction of Universal Beijing Resort, which were partially offset by proceeds from sales of businesses and investments. Net cash used in investing activities for the nine months ended September 30, 2019 consisted primarily of capital expenditures, purchases of investments and cash paid for intangible assets. Capital expenditures decreased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to decreases in spending by our Cable Communications and Theme Parks segments. We anticipate further declines in spending across our segments as a result of COVID-19, even as we continue to invest in scalable infrastructure to increase network capacity in our Cable Communications segment. Proceeds from sales of businesses and investments increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to $1.7 billion of proceeds received from the sale of our investment in AirTouch in the second quarter of 2020. See Note 9.
On September 2, 2020, the FCC announced the results of its spectrum auction. In the auction, we were awarded the rights to $459 million of spectrum, the majority of which will be paid in the fourth quarter of 2020.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2020 consisted primarily of repayments of debt and the related early redemption payments presented in other financing activities, dividend payments and payments related to the redemption and repayment of subsidiary preferred shares in the second quarter of 2020 presented in other financing activities (see Note 9), which were partially offset by proceeds from borrowings and proceeds from the settlement of cross currency swaps related to our debt presented in other financing activities. Net cash used in financing activities for the nine months ended September 30, 2019 consisted primarily of repayments of debt and dividend payments, partially offset by proceeds from a collateralized obligation.

In the first quarter of 2020, we issued $4.0 billion of fixed rate senior notes maturing between 2025 and 2040, $3.2 billion (using exchange rates on the date of issuance) of fixed rate Euro senior notes maturing between 2027 and 2040 and $1.8 billion (using exchange rates on the date of issuance) of fixed rate Sterling senior notes maturing between 2029 and 2036. In the second quarter of 2020, we issued $4.0 billion of fixed rate senior notes maturing between 2031 and 2051. In August 2020, we issued $4.5 billion of fixed rate senior notes maturing between 2031 and 2062.
For the nine months ended September 30, 2020, we made debt repayments totaling $16.8 billion, including the early redemption and purchase of $14.9 billion of senior notes maturing between 2020 and 2047.
As of September 30, 2020, we had no commercial paper outstanding and there were no amounts outstanding under our revolving credit facilities.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Notes 6 and 7 for additional information on our financing activities.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. We have paused our share repurchase program in order to accelerate the reduction of indebtedness we incurred in connection with the acquisition of Sky, and no common shares were repurchased under the authorization for the nine months ended September 30, 2020.
We paid $429 million for the nine months ended September 30, 2020 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2020, our Board of Directors approved a 10% increase in our dividend to $0.92 per share on an annualized basis. In July 2020, our Board of Directors approved our third quarter dividend of $0.23 per share paid in October 2020. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. On July 22, 2020, we paid dividends of $1.1 billion.
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

Debt and Guarantee Structure

(in billions)	September 30, 2020	December 31, 2019
Debt subject to cross-guarantees
Comcast	$86.5	$80.4
NBCUniversal(a)	2.8	5.8
Comcast Cable(a)	2.1	2.1
	91.4	88.3
Debt subject to one-way guarantees
Sky	8.7	9.2
Other(a)	2.8	4.1
	11.5	13.3
Debt not guaranteed
Universal Beijing Resort(b)	2.1	1.3
Other	1.1	1.0
	3.2	2.3
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(1.7)	(1.7)
Total debt	$104.4	$102.2
(a)NBCUniversal, Comcast Cable and Comcast Holdings (included within other debt subject to one-way guarantees) are each consolidated subsidiaries subject to the periodic reporting requirements of the SEC. The guarantee structures and related disclosures in this section, together with Exhibit 22, satisfy these reporting obligations.
(b)Universal Beijing Resort debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. See Note 7 for additional information.
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
As of September 30, 2020 and December 31, 2019, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $124 billion and $122 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $23 billion and $21 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.

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
As of September 30, 2020 and December 31, 2019, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $93 billion and $92 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $21 billion and $18 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
We believe our judgments and related estimates associated with the valuation and impairment testing of goodwill and cable franchise rights and the accounting for film and television costs are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of goodwill and cable franchise rights as of July 1, 2020 and no impairment was required. Our impairment testing consisted of qualitative assessments for our cable franchise rights and goodwill in our Cable Communications and NBCUniversal segments, and a quantitative assessment for goodwill in our Sky segment. The goodwill in our Sky segment resulted from our acquisition of Sky in the fourth quarter of 2018. Given this was a recent transaction, the fair value is in close proximity to the carrying value of the Sky reporting unit.
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
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated, effective October 22, 2020
10.2*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated, effective July 31, 2020
10.3*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated, effective October 22, 2020
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, filed with the Securities and Exchange Commission on October 29, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document)
*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: October 29, 2020