Form 10-Q
period 2021-03-31
COMCAST CORP
filed 2021-04-29
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of March 31, 2021, there were 4,584,571,926 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2021. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries, as “Comcast,” “we,” “us” and “our;” Comcast Cable Communications, LLC and its consolidated subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” NBCUniversal Media, LLC and its consolidated subsidiaries as “NBCUniversal;” and Sky Limited and its consolidated subsidiaries as “Sky.”
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These may include estimates, projections and statements relating to our business plans, objectives and expected operating results, which are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “potential,” “strategy,” “future,” “opportunity,” “commit,” “plan,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions.
In evaluating forward-looking statements, you should consider various factors, including the risks and uncertainties we describe in the “Risk Factors” sections of our Forms 10-K and 10-Q and other reports we file with the SEC. Additionally, we operate in a highly competitive, consumer-driven and rapidly changing environment. This environment is affected by government regulation; economic, strategic, political and social conditions; consumer response to new and existing products and services; technological developments; and the ability to develop and protect intellectual property rights. Any of these factors could cause our actual results to differ materially from our forward-looking statements, which could adversely affect our businesses, results of operations or financial condition. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise.

Our businesses may be affected by, among other things, the following:
•the COVID-19 pandemic has had, and will likely continue to have, a material adverse effect on our businesses and results of operations
•our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively
•changes in consumer behavior driven by online video distribution platforms for viewing content continue to adversely affect our businesses and challenge existing business models
•a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses
•programming expenses for our video services are increasing, which could adversely affect Cable Communications’ video businesses
•NBCUniversal’s and Sky’s success depends on consumer acceptance of their content, and their businesses may be adversely affected if their content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase
•the loss of programming distribution and licensing agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses
•less favorable European telecommunications access regulations, the loss of Sky’s transmission access agreements with satellite or telecommunications providers or the renewal of these agreements on less favorable terms could adversely affect Sky’s businesses
•our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others
•we may be unable to obtain necessary hardware, software and operational support
•weak economic conditions may have a negative impact on our businesses
•acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated
•we face risks relating to doing business internationally that could adversely affect our businesses
•our businesses depend on keeping pace with technological developments
•we rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses
•the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses
•we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses
•unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures
•labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses
•our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Revenue	$27,205	$26,609
Costs and Expenses:
Programming and production	8,919	8,301
Other operating and administrative	8,269	8,254
Advertising, marketing and promotion	1,616	1,938
Depreciation	2,117	2,107
Amortization	1,245	1,157
Total costs and expenses	22,166	21,757
Operating income	5,039	4,852
Interest expense	(1,018)	(1,212)
Investment and other income (loss), net	390	(716)
Income before income taxes	4,411	2,924
Income tax expense	(1,119)	(700)
Net income	3,292	2,224
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(37)	77
Net income attributable to Comcast Corporation	$3,329	$2,147
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.73	$0.47
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.71	$0.46
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$3,292	$2,224
Currency translation adjustments, net of deferred taxes of $(92) and $(7)	(35)	(2,157)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(19) and $10	119	54
Realized (gains) losses reclassified to net income, net of deferred taxes of $— and $17	—	(106)
Employee benefit obligations and other, net of deferred taxes of $2 and $3	(10)	(7)
Comprehensive income	3,366	8
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(37)	77
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(14)	(25)
Comprehensive income (loss) attributable to Comcast Corporation	$3,417	$(44)
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Operating Activities
Net income	$3,292	$2,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,362	3,264
Share-based compensation	373	298
Noncash interest expense (income), net	62	227
Net (gain) loss on investment activity and other	(239)	791
Deferred income taxes	28	(120)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	554	198
Film and television costs, net	393	3
Accounts payable and accrued expenses related to trade creditors	(198)	(727)
Other operating assets and liabilities	124	(334)
Net cash provided by operating activities	7,751	5,824
Investing Activities
Capital expenditures	(1,859)	(1,881)
Cash paid for intangible assets	(612)	(618)
Construction of Universal Beijing Resort	(428)	(371)
Acquisitions, net of cash acquired	(147)	(194)
Proceeds from sales of businesses and investments	388	17
Purchases of investments	(52)	(69)
Other	98	15
Net cash provided by (used in) investing activities	(2,612)	(3,101)
Financing Activities
Proceeds from borrowings	192	9,281
Repurchases and repayments of debt	(124)	(7,439)
Repurchases of common stock under employee plans	(309)	(233)
Dividends paid	(1,080)	(977)
Other	(577)	(258)
Net cash provided by (used in) financing activities	(1,898)	374
Impact of foreign currency on cash, cash equivalents and restricted cash	(33)	(77)
Increase (decrease) in cash, cash equivalents and restricted cash	3,208	3,020
Cash, cash equivalents and restricted cash, beginning of period	11,768	5,589
Cash, cash equivalents and restricted cash, end of period	$14,976	$8,609
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$14,950	$11,740
Receivables, net	10,986	11,466
Other current assets	3,502	3,535
Total current assets	29,438	26,741
Film and television costs	12,983	13,340
Investments	7,889	7,820
Investment securing collateralized obligation	487	447
Property and equipment, net of accumulated depreciation of $54,793 and $54,388	52,317	51,995
Goodwill	70,106	70,669
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $20,885 and $19,825	34,861	35,389
Other noncurrent assets, net	11,065	8,103
Total assets	$278,511	$273,869
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,148	$11,364
Accrued participations and residuals	1,619	1,706
Deferred revenue	3,376	2,963
Accrued expenses and other current liabilities	9,891	9,617
Current portion of long-term debt	4,777	3,146
Total current liabilities	30,811	28,796
Long-term debt, less current portion	98,936	100,614
Collateralized obligation	5,168	5,168
Deferred income taxes	28,260	28,051
Other noncurrent liabilities	20,690	18,222
Commitments and contingencies
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	546	1,280
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,457,362,954 and 5,444,002,825; outstanding, 4,584,571,926 and 4,571,211,797	55	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,744	39,464
Retained earnings	58,321	56,438
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	1,972	1,884
Total Comcast Corporation shareholders’ equity	92,575	90,323
Noncontrolling interests	1,525	1,415
Total equity	94,100	91,738
Total liabilities and equity	$278,511	$273,869
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
Balance, beginning of period	$1,280	$1,372
Redemption of subsidiary preferred stock	(725)	—
Contributions from (distributions to) noncontrolling interests, net	(27)	(27)
Other	(10)	(153)
Net income (loss)	28	67
Balance, end of period	$546	$1,259

Class A Common Stock
Balance, beginning of period	$54	$54
Issuances of common stock under employee plans	1	—
Balance, end of period	$55	$54

Additional Paid-In Capital
Balance, beginning of period	$39,464	$38,447
Stock compensation plans	296	212
Repurchases of common stock under employee plans	(88)	(93)
Employee stock purchase plans	62	54
Other	10	(23)
Balance, end of period	$39,744	$38,597

Retained Earnings
Balance, beginning of period	$56,438	$50,695
Cumulative effects of adoption of accounting standards	—	(124)
Repurchases of common stock under employee plans	(289)	(142)
Dividends declared	(1,161)	(1,064)
Other	4	4
Net income (loss)	3,329	2,147
Balance, end of period	$58,321	$51,516

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$1,884	$1,047
Other comprehensive income (loss)	88	(2,191)
Balance, end of period	$1,972	$(1,144)

Noncontrolling Interests
Balance, beginning of period	$1,415	$1,148
Other comprehensive income (loss)	(14)	(14)
Contributions from (distributions to) noncontrolling interests, net	189	120
Other	—	13
Net income (loss)	(65)	10
Balance, end of period	$1,525	$1,277
Total equity	$94,100	$82,783
Cash dividends declared per common share	$0.25	$0.23
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2020 Annual Report on Form 10-K and the notes within this Form 10-Q.
Reclassifications
Reclassifications have been made to our notes to condensed consolidated financial statements for the prior year period to conform to classifications used in 2021. See Note 2 for a discussion of the changes in our presentation of segment operating results.
Note 2: Segment Information
In the first quarter of 2021, we changed our presentation of segment operating results. We now present our operations in five reportable business segments: (1) Comcast Cable in one reportable business segment, referred to as Cable Communications; (2) NBCUniversal in three reportable business segments: Media, Studios and Theme Parks (collectively, the “NBCUniversal segments”); and (3) Sky in one reportable business segment. The changes reflect a reorganized operating structure in NBCUniversal’s television and streaming businesses and primarily include: (i) the combination of NBCUniversal’s television networks (previously reported in Cable Networks and Broadcast Television) with the operations of Peacock (previously reported in Corporate and Other) in the Media segment, and (ii) the presentation of NBCUniversal’s television studio production operations (previously reported in Cable Networks and Broadcast Television) with the studio operations of Filmed Entertainment in the Studios segment. Prior periods have been adjusted to reflect this presentation.
Cable Communications is a leading provider of broadband, video, voice, wireless, and security and automation services to residential customers under the Xfinity brand; we also provide these and other services to business customers and sell advertising. Revenue is generated primarily from residential and business customers that subscribe to our services, which are marketed individually and as bundled services, and from the sale of advertising.
Media consists primarily of NBCUniversal’s television and streaming platforms, including national, regional and international cable networks; the NBC and Telemundo broadcast networks; NBC and Telemundo owned local broadcast television stations; Peacock, our direct-to-consumer streaming service; and various digital properties. Revenue is generated primarily from the sale of advertising on our television networks, Peacock and digital properties; and the fees received from the distribution of our television network programming to traditional and virtual multichannel video providers and from NBC-affiliated and Telemundo-affiliated local broadcast television stations. Media also generates other revenue from various digital properties.
Studios consists primarily of NBCUniversal’s film and television studio production and distribution operations. Revenue is generated primarily from the licensing of our owned film and television content to broadcast, cable and premium networks, and to direct-to-consumer streaming service providers, as well as through video on demand and pay-per-view services provided by multichannel video providers and over-the-top service providers; from the worldwide distribution of our produced and acquired films for exhibition in movie theaters; and from the sale of owned content on DVDs, Blu-ray discs and through digital distribution services.
Theme Parks consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, we are developing a theme park in Beijing, China along with a consortium of Chinese state-owned companies, and an additional theme park in Orlando, Florida. Revenue is generated primarily from guest spending at our Universal theme parks.
Sky is one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, broadband, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks. Revenue is generated primarily from residential and business customers that

Comcast Corporation
subscribe to our services; from the distribution of Sky’s owned television networks on third-party platforms and the licensing of owned and acquired programming to third-party video providers; and from the sale of advertising.
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and other business initiatives.
We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to Comcast Corporation excluded from Adjusted EBITDA are not separately evaluated. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$15,805	$6,830	$1,929	$1,370	$315
NBCUniversal
Media	5,036	1,473	247	10	32
Studios	2,396	497	12	1	2
Theme Parks	619	(61)	207	126	6
Headquarters and Other	16	(209)	117	35	28
Eliminations(a)	(1,043)	(210)	—	—	—
NBCUniversal	7,024	1,490	583	172	68
Sky	4,997	364	814	271	201
Corporate and Other	89	(281)	36	46	28
Eliminations(a)	(710)	10	—	—	—
Comcast Consolidated	$27,205	$8,413	$3,362	$1,859	$612

	Three Months Ended March 31, 2020
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,918	$6,076	$1,946	$1,269	$356
NBCUniversal
Media	4,878	1,529	243	31	38
Studios	2,409	300	17	4	1
Theme Parks	925	87	190	296	15
Headquarters and Other	9	(221)	116	46	41
Eliminations(a)	(492)	(6)	—	—	—
NBCUniversal	7,729	1,689	566	377	95
Sky	4,517	551	718	197	166
Corporate and Other	120	(193)	34	38	1
Eliminations(a)	(675)	7	—	—	—
Comcast Consolidated	$26,609	$8,130	$3,264	$1,881	$618

Comcast Corporation
(a)Included in Eliminations are transactions that our segments enter into with one another. Our segments generally report transactions with one another as if they were stand-alone businesses in accordance with GAAP, and these transactions are eliminated in consolidation. When multiple segments enter into transactions to provide products and services to third parties, revenue is generally allocated to our segments based on relative value. The most significant transactions between our segments include distribution revenue at Media for fees received from Cable Communications for the sale of cable network programming and under retransmission consent agreements; content licensing revenue at Studios for licenses of owned content to Media and Sky; and advertising revenue at Media and Cable Communications. Revenue for licenses of content from Studios to Media and Sky is generally recognized at a point in time, consistent with the recognition of transactions with third parties, when the content is delivered and made available for use. The costs of these licenses at Media and Sky are recognized as the content is used over the license period. The difference in timing of recognition between segments results in an Adjusted EBITDA impact in eliminations, as the profits (losses) on these transactions are deferred in our consolidated results and recognized as the content is used over the license period. Under the previous segment structure, revenue for licenses of content between our previous NBCUniversal segments was recognized over time to correspond with the amortization of the costs of licensed content over the license period.
A summary of revenue for each of our segments resulting from transactions with other segments and eliminated in consolidation is presented in the table below.

	Three Months Ended March 31,
(in millions)	2021	2020
Cable Communications	$45	$42
NBCUniversal
Media	540	544
Studios	1,089	540
Theme Parks	1	—
Headquarters and Other	12	2
Sky	8	2
Corporate and Other	58	37
Total intersegment revenue	$1,753	$1,167

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

	Three Months Ended March 31,
(in millions)	2021	2020
Adjusted EBITDA	$8,413	$8,130
Adjustment for Sky transaction-related costs	(12)	(14)
Depreciation	(2,117)	(2,107)
Amortization	(1,245)	(1,157)
Interest expense	(1,018)	(1,212)
Investment and other income (loss), net	390	(716)
Income before income taxes	$4,411	$2,924
Goodwill by Segment
The changes in the carrying amount of goodwill by segment for the quarter ended March 31, 2021 are as follows:

		NBCUniversal
(in billions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Media	Studios	Theme Parks	Sky	Corporate and Other	Total
Balance, December 31, 2020	$15.3	$14.0	$1.1	$3.3	$—	$—	$7.0	$30.0	$—	$70.7
Segment change	—	(14.0)	(1.1)	(3.3)	14.7	3.7	—	—	—	—
Foreign currency translation and other	0.1	—	—	—	—	—	(0.4)	(0.3)	—	(0.6)
Balance, March 31, 2021	$15.4	$—	$—	$—	$14.7	$3.7	$6.6	$29.7	$—	$70.1

Comcast Corporation
Note 3: Revenue

	Three Months Ended March 31,
(in millions)	2021	2020
Residential:
Broadband	$5,600	$5,001
Video	5,623	5,632
Voice	871	899
Wireless	513	343
Business services	2,167	2,043
Advertising	618	557
Other	413	443
Total Cable Communications	15,805	14,918

Advertising	2,094	2,167
Distribution	2,495	2,287
Other	447	424
Total Media	5,036	4,878

Content licensing	2,075	1,819
Theatrical	39	316
Home entertainment and other	282	274
Total Studios	2,396	2,409

Total Theme Parks	619	925
Headquarters and Other	16	9
Eliminations(a)	(1,043)	(492)
Total NBCUniversal	7,024	7,729

Direct-to-consumer	4,065	3,679
Content	358	325
Advertising	574	513
Total Sky	4,997	4,517

Corporate and Other	89	120
Eliminations(a)	(710)	(675)
Total revenue	$27,205	$26,609
(a)Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States but also in select international markets. The table below summarizes revenue by geographic location.

	Three Months Ended March 31,
(in millions)	2021	2020
United States	$21,156	$20,690
Europe	5,352	5,033
Other	697	886
Total revenue	$27,205	$26,609

Comcast Corporation
Condensed Consolidated Balance Sheet
The following tables summarize our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheet that relate to the recognition of revenue and collection of the related cash, as well as the deferred costs associated with our contracts with customers.

(in millions)	March 31, 2021	December 31, 2020
Receivables, gross	$11,764	$12,273
Less: Allowance for doubtful accounts	778	807
Receivables, net	$10,986	$11,466

(in millions)	March 31, 2021	December 31, 2020
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,061	$1,091
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,048	$1,060
Noncurrent deferred revenue (included in other noncurrent liabilities)	$726	$750
Note 4: Programming and Production Costs

	Three Months Ended March 31,
(in millions)	2021	2020
Video distribution programming	$3,515	$3,215
Film and television content:
Owned(a)	1,964	2,127
Licensed, including sports rights	3,175	2,664
Other	265	295
Total programming and production costs	$8,919	$8,301
(a) Amount includes amortization of owned content of $1.6 billion and $1.8 billion for the three months ended March 31, 2021 and 2020, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	March 31, 2021	December 31, 2020
Owned:
Released, less amortization	$3,885	$3,815
Completed, not released	626	139
In production and in development	2,369	2,755
	6,880	6,709
Licensed, including sports advances	6,103	6,631
Film and television costs	$12,983	$13,340
Note 5: Long-Term Debt
As of March 31, 2021, our debt had a carrying value of $103.7 billion and an estimated fair value of $117.8 billion. As of December 31, 2020, our debt had a carrying value of $103.8 billion and an estimated fair value of $125.6 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
In March 2021, we entered into a new $11 billion revolving credit facility due March 30, 2026 with a syndicate of banks that may be used for general corporate purposes. We may increase the commitments under the revolving credit facility up to a total of $14 billion, as well as extend the expiration date to no later than March 30, 2028, subject to approval of the lenders. The interest rate on the revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of March 31, 2021, the borrowing margin for borrowings based on the London Interbank Offered Rate was 1.00%. Our revolving credit facility requires that we maintain certain financial ratios based on debt and EBITDA, as defined in the revolving credit facility. We were in compliance with all financial covenants for all periods presented. The new

Comcast Corporation
revolving credit facility replaced an aggregate $9.2 billion of existing revolving credit facilities due May 26, 2022, which were terminated. Our revolving credit facilities were undrawn as of both March 31, 2021 and December 31, 2020.
Note 6: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. As of March 31, 2021, Universal Beijing Resort had $3.0 billion of debt outstanding, including $2.7 billion principal amount of a term loan under the debt financing agreement.
As of March 31, 2021, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort, totaling $8.5 billion and $6.8 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 7: Investments
Investment and Other Income (Loss), Net

	Three Months Ended March 31,
(in millions)	2021	2020
Equity in net income (losses) of investees, net	$136	$(668)
Realized and unrealized gains (losses) on equity securities, net	237	(58)
Other income (loss), net	17	10
Investment and other income (loss), net	$390	$(716)
The amount of unrealized gains (losses) recognized in the three months ended March 31, 2021 and 2020 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period were gains of $98 million and losses of $59 million, respectively.

(in millions)	March 31, 2021	December 31, 2020
Equity method	$6,048	$6,006
Marketable equity securities	260	460
Nonmarketable equity securities	2,021	1,950
Other investments	130	143
Total investments	8,459	8,559
Less: Current investments	83	292
Less: Investment securing collateralized obligation	487	447
Noncurrent investments	$7,889	$7,820
Equity Method
Atairos
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For both the three months ended March 31, 2021 and 2020, we made cash capital contributions to Atairos totaling $12 million. As of both March 31, 2021 and December 31, 2020, our investment in Atairos was $3.9 billion.
Hulu and Collateralized Obligation
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of March 31, 2021 and December 31, 2020, the carrying value and fair value of our collateralized obligation were $5.2 billion. The estimated fair value was based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation”

Comcast Corporation
and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value.
Note 8: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended March 31,
(in millions)	2021	2020
Weighted-average number of common shares outstanding – basic	4,591	4,562
Effect of dilutive securities	74	55
Weighted-average number of common shares outstanding – diluted	4,665	4,617
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2021	December 31, 2020
Cumulative translation adjustments	$1,769	$1,790
Deferred gains (losses) on cash flow hedges	10	(109)
Unrecognized gains (losses) on employee benefit obligations and other	193	203
Accumulated other comprehensive income (loss), net of deferred taxes	$1,972	$1,884
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of RSUs and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2021, we granted 12.8 million RSUs and 42.3 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $54.62 per RSU and $9.64 per stock option.
Recognized Share-Based Compensation Expense

	Three Months Ended March 31,
(in millions)	2021	2020
Restricted share units	$206	$141
Stock options	90	71
Employee stock purchase plans	11	12
Total	$307	$224
As of March 31, 2021, we had unrecognized pretax compensation expense of $1.6 billion and $821 million related to nonvested RSUs and nonvested stock options, respectively.
Note 9: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31,
(in millions)	2021	2020
Interest	$911	$991
Income taxes	$87	$281

Comcast Corporation
Noncash Activities
During the three months ended March 31, 2021:
•we recognized operating lease assets and liabilities of $2.7 billion related to Universal Beijing Resort with lease terms of 33 years and using a weighted average discount rate of 4.4%
•we acquired $1.6 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.25 per common share paid in April 2021
During the three months ended March 31, 2020:
•we acquired $1.6 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.1 billion for a quarterly cash dividend of $0.23 per common share paid in April 2020
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$14,950	$11,740
Restricted cash included in other current assets	12	14
Restricted cash included in other noncurrent assets, net	14	14
Cash, cash equivalents and restricted cash, end of period	$14,976	$11,768
Note 10: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
In the first quarter of 2021, we redeemed all of the NBCUniversal Enterprise, Inc. preferred stock and made cash payments equal to the aggregate liquidation preference of $725 million. As of December 31, 2020, the preferred stock had a carrying value equal to its liquidation preference and was presented in redeemable noncontrolling interests and redeemable subsidiary preferred stock.
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our 2020 Annual Report on Form 10-K.
Overview
We are a global media and technology company with three primary businesses: Comcast Cable, NBCUniversal, and Sky. We present our operations for (1) Comcast Cable in one reportable business segment, referred to as Cable Communications; (2) NBCUniversal in three reportable business segments: Media, Studios and Theme Parks (collectively, the “NBCUniversal segments”); and (3) Sky in one reportable business segment. Refer to Note 2 for information on our reportable segments, including a description of the segment change implemented in the first quarter of 2021. All amounts are presented on a consistent basis under the new segment structure.
Impacts of COVID-19
The novel coronavirus disease 2019 (“COVID-19”) and measures taken to prevent its spread across the globe have impacted our businesses in a number of ways. COVID-19 has had, and we expect will continue to have, material negative impacts on NBCUniversal and Sky results of operations primarily due to the temporary restrictions and closures at our theme parks and the impacts of professional sports, respectively. We expect the impacts of the COVID-19 pandemic will continue to have a material adverse impact on our consolidated results of operations over the near to medium term, although the extent of such impact will depend on restrictive governmental measures, further deterioration of the global economy, widespread availability and acceptance of vaccines and consumer behavior in response to COVID-19. The most significant effects of COVID-19 began in the second half of the first quarter of 2020. The following summary provides a discussion of current and potential future effects of the pandemic with direct impacts to our businesses.
Cable Communications
•Beginning in March 2020 and continuing through June 2021, new qualifying customers for Internet Essentials, our low-income internet adoption program, receive 60 days of free broadband services. Our customer metrics do not include customers in the free Internet Essentials offer or certain high-risk customers who continued to receive service following nonpayment as a result of COVID-19 programs. The number of customers excluded from our customer metrics has continued to decrease as some of these customers either began paying for service, resulting in customer net additions, or disconnected and no longer receive service, and we expect this to continue in future periods. We also believe there continues to be a risk associated with collections on customer accounts.
NBCUniversal
•In the first quarter of 2021, our theme parks in Orlando and Japan were open with limited capacity while our park in Hollywood remained closed. In April 2021, our theme park in Hollywood reopened with limited capacity, but our theme park in Japan has temporarily closed. The limited capacity and closure of our theme parks had a significant impact on our revenue and Adjusted EBITDA for the three months ended March 31, 2021 on a consolidated basis. We expect the results of operations at our theme parks will continue to be negatively impacted and we cannot predict if any parks will remain open or the level of attendance at our reopened parks. We currently expect that Universal Beijing Resort will open during summer 2021 and we have resumed the development of the Epic Universe theme park in Orlando in the first quarter of 2021.
•Delays to the start of current seasons for certain professional sports leagues, including the NHL and NBA, resulted in the shift of additional events into the first quarter of 2021, which impacted the timing of revenue and expense recognition, since both advertising revenue and costs associated with broadcasting these programs are recognized when events are broadcast. We also expect additional events in the second quarter of 2021 compared to the same period in the prior year. We cannot predict the ultimate timing of when, or the extent to which, sporting events will occur in future periods. In addition, the 2020 Tokyo Olympics have been postponed from the third quarter of 2020 to the third quarter of 2021, resulting in a corresponding delay of the associated revenue and costs.
•Our studio production operations have resumed, with some at a limited capacity. Additionally, with the temporary closure and limited-capacity operation of many movie theaters worldwide, we have delayed or altered the theatrical distribution strategy for certain of our films, both domestically and internationally. Delays in theatrical releases will affect both current and future periods as a result of corresponding delays in subsequent content licensing windows. We expect results of operations in our Studios segment to continue to be negatively impacted over the near to medium term as a result of COVID-19.

Sky
•Direct-to-consumer revenue has been negatively impacted, and future periods may be negatively impacted, as a result of lower sports subscription revenue due to the extent of reopening of our commercial customers. In addition, delays to the start of the current seasons for certain sports, including European football, resulted in the shift of additional events and the significant costs associated with broadcasting these programs into the first quarter of 2021. We also expect additional events in the second quarter of 2021 compared to the same period in the prior year. We cannot predict the ultimate timing of when, or the extent to which, sporting events will occur in future periods.
In 2020, our businesses implemented separate cost savings initiatives, with the most significant relating to severance at NBCUniversal in connection with the realignment of the operating structure in our television businesses as well as overall reductions in the cost base. The costs of these initiatives were presented in Corporate and Other. Payments related to NBCUniversal employee severance are expected to be completed in 2021 and the related costs savings will be realized in operating costs and expenses primarily beginning in 2021. A portion of these cost savings may be reallocated to investments in content and other strategic initiatives.
Consolidated Operating Results

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions, except per share data)	2021	2020	%
Revenue	$27,205	$26,609	2.2%
Costs and Expenses:
Programming and production	8,919	8,301	7.5
Other operating and administrative	8,269	8,254	0.2
Advertising, marketing and promotion	1,616	1,938	(16.6)
Depreciation	2,117	2,107	0.5
Amortization	1,245	1,157	7.6
Operating income	5,039	4,852	3.8
Interest expense	(1,018)	(1,212)	(16.0)
Investment and other income (loss), net	390	(716)	154.6
Income before income taxes	4,411	2,924	50.9
Income tax expense	(1,119)	(700)	59.9
Net income	3,292	2,224	48.0
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(37)	77	(147.8)
Net income attributable to Comcast Corporation	$3,329	$2,147	55.1%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.73	$0.47	55.3%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.71	$0.46	54.3%

Adjusted EBITDA(a)	$8,413	$8,130	3.5%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding. Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated Revenue
Cable Communications, Sky and Media drove increases in consolidated revenue for the three months ended March 31, 2021, which were partially offset by decreases in revenue in Theme Parks and Studios.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated Costs and Expenses
Sky, Media and Cable Communications drove increases in consolidated operating costs and expenses for the three months ended March 31, 2021, which were partially offset by decreases in operating costs and expenses in Studios and Theme Parks.
Operating costs and expenses for our segments and our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	%
Cable Communications	$1,929	$1,946	(0.9)%
NBCUniversal	583	566	3.0
Sky	814	718	13.3
Corporate and Other	36	34	6.4
Comcast Consolidated	$3,362	$3,264	3.0%
Consolidated depreciation and amortization expense increased for the three months ended March 31, 2021 primarily due to increased amortization expense at Sky due to the impact of foreign currency.
Amortization expense from acquisition-related intangible assets totaled $592 million and $575 million for the three months ended March 31, 2021 and 2020, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Interest Expense
Interest expense decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a $140 million charge recorded in the prior year period related to the early redemption of senior notes, as well as lower weighted-average interest rates in the current year period.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended March 31,
(in millions)	2021	2020
Equity in net income (losses) of investees, net	$136	$(668)
Realized and unrealized gains (losses) on equity securities, net	237	(58)
Other income (loss), net	17	10
Total investment and other income (loss), net	$390	$(716)
The change in investment and other income (loss) net for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to equity in net income (losses) of investees, net related to our investment in Atairos Group, Inc. and realized and unrealized gains (losses) on equity securities, net related to fair value adjustments for nonmarketable equity securities. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income of $77 million and losses of $581 million for the three months ended March 31, 2021 and 2020, respectively.
Consolidated Income Tax Expense
Income tax expense for the three months ended March 31, 2021 and 2020 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The increase in income tax expense for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to higher income before income taxes.
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

Cable Communications Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	$	%
Revenue
Residential:
Broadband	$5,600	$5,001	$599	12.0%
Video	5,623	5,632	(9)	(0.2)
Voice	871	899	(28)	(3.1)
Wireless	513	343	170	49.7
Business services	2,167	2,043	124	6.1
Advertising	618	557	61	10.8
Other	413	443	(30)	(6.7)
Total revenue	15,805	14,918	887	5.9
Operating costs and expenses
Programming	3,670	3,479	191	5.5
Technical and product support	2,021	2,012	9	0.4
Customer service	602	637	(35)	(5.5)
Advertising, marketing and promotion	905	954	(49)	(5.2)
Franchise and other regulatory fees	501	406	95	23.4
Other	1,276	1,354	(78)	(5.8)
Total operating costs and expenses	8,975	8,842	133	1.5
Adjusted EBITDA	$6,830	$6,076	$754	12.4%

Customer Metrics

			Net Additions
	March 31,		Three Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Customer relationships
Residential customer relationships	31,062	29,483	370	360
Business services customer relationships	2,437	2,408	11	11
Total customer relationships	33,499	31,891	380	371
Residential customer relationships mix
One product customers	12,997	10,775	589	554
Two product customers	8,645	8,848	(89)	(75)
Three or more product customers	9,420	9,860	(130)	(119)
Broadband
Residential customers	28,774	26,854	448	466
Business services customers	2,261	2,226	12	11
Total broadband customers	31,034	29,080	461	477
Video
Residential customers	18,590	19,900	(404)	(388)
Business services customers	765	944	(87)	(22)
Total video customers	19,355	20,845	(491)	(409)
Voice
Residential customers	9,533	9,840	(112)	(94)
Business services customers	1,363	1,347	6	5
Total voice customers	10,896	11,187	(106)	(89)
Wireless
Wireless lines	3,103	2,267	278	216
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional services, the MDU is counted as a single customer. Residential broadband and video customer metrics include certain customers that have prepaid for services. Business customers are generally counted based on the number of locations receiving services within our distribution system, with certain offerings such as Ethernet network services counted as individual customer relationships. Wireless lines represent the number of activated, eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines. Customer metrics for 2021 and 2020 do not include customers in the free Internet Essentials offer or certain high-risk customers who continued to receive service following nonpayment (refer to “Impacts of COVID-19” for further discussion). Total residential customer relationships and broadband customers were updated in the first quarter of 2021 due to a conforming change to methodology, resulting in a reduction of approximately 26,000 customers. There was no impact to net additions and information for all periods presented have been recast on a comparable basis.

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	%
Average monthly total revenue per customer relationship	$158.17	$156.84	0.8%
Average monthly Adjusted EBITDA per customer relationship	$68.35	$63.88	7.0%
Average monthly total revenue per customer relationship is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our residential broadband, video and voice services is also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship.
Each of our services has a different contribution to operating margin and we also use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across our service offerings. We believe these metrics are useful to understand the trends in our business and average monthly Adjusted EBITDA per customer relationship is useful particularly as we continue to focus on growing our higher-margin businesses, including residential broadband and business services.

Cable Communications Segment – Revenue
Broadband
Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020 due to an increase in the number of residential broadband customers and an increase in average rates.
Video
Revenue was flat for the three months ended March 31, 2021 compared to the same period in 2020 due to a decline in the number of residential video customers, offset by an increase in average rates. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.
Voice
Revenue decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to increases in the number of customer lines and sales of devices.
Business Services
Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in average rates and an increase in the number of customers receiving our services.
Advertising
Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in revenue from our advanced advertising business and from recent acquisitions.
Other
Revenue decreased for the three months ended March 31, 2021 compared to the same period in 2020 due to decreases in certain billing and collection fees and a decrease in revenue from our security and automation business.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in retransmission consent fees, partially offset by a decline in the number of video customers. We anticipate that our programming expenses will be impacted by rate increases to a greater extent in 2021 compared to 2020 due to the timing of contract renewals, partially offset by expected declines in the number of residential video customers.
Technical and product support expenses were flat for the three months ended March 31, 2021 compared to the same period in 2020 due to increased costs associated with our wireless phone service, offset by lower personnel costs.
Customer service expenses decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to lower labor costs as a result of cost savings initiatives and reduced call volumes.
Advertising, marketing and promotion expenses decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in the costs associated with attracting new customers and promoting our service offerings.
Franchise and other regulatory fees increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in regulatory costs.
Other operating costs and expenses decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in bad debt expense.
Cable Communications Segment – Operating Margin
Our operating margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses, including residential broadband and business services, and on improving overall operating cost management.

Our operating margin for the three months ended March 31, 2021 and 2020 was 43.2% and 40.7%, respectively. The most significant operating costs and expenses are the programming expenses we incur to provide content to our video customers, which increased 5.5% for the three months ended March 31, 2021 compared to the same period in 2020.
NBCUniversal Segments Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	$	%
Revenue
Media	$5,036	$4,878	$158	3.2%
Studios	2,396	2,409	(13)	(0.6)
Theme Parks	619	925	(306)	(33.1)
Headquarters and Other	16	9	7	85.9
Eliminations	(1,043)	(492)	(551)	(111.5)
Total revenue	$7,024	$7,729	$(705)	(9.1)%
Adjusted EBITDA
Media	$1,473	$1,529	$(56)	(3.7)%
Studios	497	300	197	65.7
Theme Parks	(61)	87	(148)	(170.9)
Headquarters and Other	(209)	(221)	12	5.7
Eliminations	(210)	(6)	(204)	NM
Total Adjusted EBITDA	$1,490	$1,689	$(199)	(11.8)%

Media Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	$	%
Revenue
Advertising	$2,094	$2,167	$(73)	(3.4)%
Distribution	2,495	2,287	208	9.1
Other	447	424	23	5.3
Total revenue	5,036	4,878	158	3.2
Operating costs and expenses
Programming and production	2,522	2,268	254	11.2
Other operating and administrative	819	840	(21)	(2.5)
Advertising, marketing and promotion	222	241	(19)	(7.9)
Total operating costs and expenses	3,563	3,349	214	6.4
Adjusted EBITDA	$1,473	$1,529	$(56)	(3.7)%
Media Segment – Revenue
Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020 due to increases in distribution revenue and other revenue, partially offset by a decrease in advertising revenue. Distribution revenue increased due to contractual rate increases, partially offset by declines in the number of subscribers at our networks. Other revenue increased primarily due to an increase in revenue from our digital properties. Advertising revenue decreased primarily due to continued audience ratings declines at our networks, partially offset by higher prices for advertising units sold, an increase in the number of units sold related to sports and an increase in advertising revenue at Peacock. We expect the number of subscribers and audience ratings at our networks to continue to decline as a result of the competitive environment and shifting video consumption patterns. Revenue included $91 million related to Peacock for the three months ended March 31, 2021.
Media Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2021 compared to the same period in 2020 due to an increase in programming and production costs, partially offset by decreases in other operating and administrative costs and advertising, marketing and promotion costs. Programming and production costs increased primarily due to higher amortization expense related to programming at Peacock. Programming and production costs at our television networks increased slightly, reflecting higher sports programming costs driven by an increase in the number of sporting events offset by a decrease in entertainment programming costs from delays in production due to COVID-19. Other operating and administrative costs decreased due to cost savings initiatives, partially offset by increased costs related to Peacock. Advertising, marketing and promotion costs decreased due to lower spending on marketing related to our networks, partially offset by higher marketing related to Peacock. Operating costs and expenses included $368 million and $59 million related to Peacock for the three months ended March 31, 2021 and 2020, respectively, and we expect to continue to incur significant costs related to additional content and marketing for the new platform.
Studios Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	$	%
Revenue
Content licensing	$2,075	$1,819	$256	14.1%
Theatrical	39	316	(277)	(87.7)
Home entertainment and other	282	274	8	2.8
Total revenue	2,396	2,409	(13)	(0.6)
Operating costs and expenses
Programming and production	1,614	1,513	101	6.6
Other operating and administrative	161	213	(52)	(24.7)
Advertising, marketing and promotion	124	383	(259)	(67.6)
Total operating costs and expenses	1,899	2,109	(210)	(10.0)
Adjusted EBITDA	$497	$300	$197	65.7%
Studios Segment – Revenue
Revenue decreased for the three months ended March 31, 2021 compared to the same period in 2020 due to a decrease in theatrical revenue, offset by an increase in content licensing revenue. Theatrical revenue decreased primarily due to the deferral of theatrical releases due to the temporary closure and limited-capacity operation of many movie theaters due to COVID-19. Content licensing revenue increased primarily due to the timing of when content was made available under licensing agreements, including a new licensing agreement for content that became exclusively available for streaming on Peacock during the quarter.
Studios Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended March 31, 2021 compared to the same period in 2020 due to decreases in advertising, marketing and promotion costs and other operating and administrative costs, partially offset by an increase in programming and production costs. Advertising, marketing and promotion costs decreased due to lower spending on theatrical film releases in the current year period. Other operating and administrative costs decreased due to cost savings initiatives. Programming and production costs increased primarily due to higher amortization associated with content licensing sales, including the new licensing agreement for content that became exclusively available for streaming on Peacock during the quarter, as well as the impact from the updated accounting guidance related to episodic television series, which was adopted and had a favorable impact on programming and production expense in the prior year period. These increases were partially offset by a decrease in amortization associated with theatrical film releases in the current year period.
Theme Parks Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	$	%
Revenue	$619	$925	$(306)	(33.1)%
Operating costs and expenses	680	838	(158)	(18.8)
Adjusted EBITDA	$(61)	$87	$(148)	(170.9)%
Theme Parks Segment – Revenue
Revenue decreased for the three months ended March 31, 2021 compared to the same period in 2020 due to the temporary limited-capacity operation and closures of our theme parks as a result of COVID-19. Our theme parks closed beginning in late February 2020 in Japan and mid-March 2020 in Orlando and Hollywood. Our theme parks in Orlando and Japan reopened with limited-capacity in June 2020, while our theme park in Hollywood remained closed through the first quarter of 2021. In April 2021, our theme park in Hollywood reopened with limited capacity, but our theme park in Japan has temporarily closed.
Theme Parks Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to decreases in costs related to park operations due to the temporary limited-capacity operation and closures and lower marketing-related costs, partially offset by increased pre-opening costs associated with Universal Beijing Resort. We expect to incur significant additional pre-opening costs ahead of the expected opening of Universal Beijing Resort later in 2021.
NBCUniversal Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	$	%
Revenue	$16	$9	$7	85.9%
Operating costs and expenses	225	230	(5)	(2.2)
Adjusted EBITDA	$(209)	$(221)	$12	5.7%
Operating costs and expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	$	%
Revenue	$(1,043)	$(492)	$551	111.5%
Operating costs and expenses	(833)	(486)	347	70.9
Adjusted EBITDA	$(210)	$(6)	$204	NM
Amounts represent eliminations of transactions between our NBCUniversal segments. For the three months ended March 31, 2021, eliminations of revenue and operating costs and expenses increased as a result of licensing of content between our Studios and Media segments, including transactions with Peacock. For the three months ended March 31, 2021 and 2020, approximately 52% and 30% of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. Eliminations will increase or decrease to the extent that additional content is made available to our other segments. Refer to Note 2 for further description of transactions between our segments.
Sky Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)		Constant Currency Growth(a)
(in millions)	2021	2020	$	%	%
Revenue
Direct-to-consumer	$4,065	$3,679	$386	10.5%	1.8%
Content	358	325	33	10.3	1.7
Advertising	574	513	61	11.9	3.4
Total revenue	4,997	4,517	480	10.6	2.0
Operating costs and expenses
Programming and production	2,485	2,064	421	20.4	10.9
Direct network costs	631	457	174	38.1	28.1
Other	1,517	1,445	72	5.0	(3.1)
Total operating costs and expenses	4,633	3,966	667	16.8	7.8
Adjusted EBITDA	$364	$551	$(187)	(33.9)%	(39.6)%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.
(a)Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics

			Net Additions
	March 31,		Three Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Total customer relationships	23,446	23,216	221	(65)
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential customers that subscribe to at least one of Sky’s four primary services of video, broadband, voice and wireless phone service. Sky reports commercial customers, including hotels, bars, workplaces and restaurants, generally based on the number of locations receiving our services. In the first quarter of 2021, we implemented conforming changes to our methodology for counting commercial customers in Italy and Germany, which are now counted as described above, consistent with customers in the United Kingdom. Previously these customers were counted based on a residential equivalent unit in Italy and the number of active venues or rooms in Germany. This change resulted in a reduction in Sky’s total customer relationships of 714,000 as of December 31, 2020. The impact of the change in methodology to customer relationship net additions for any period was not material. For comparative purposes, we have updated Sky’s historical total customer relationships and average monthly direct-to-consumer revenue per customer relationship to reflect this adjustment.

	Three Months Ended March 31,		Increase/ (Decrease)	Constant Currency Growth(a)
	2021	2020	%	%
Average monthly direct-to-consumer revenue per customer relationship	$58.06	$52.76	10.0%	1.4%
(a)Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
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
Sky Segment – Revenue
Direct-to-Consumer
Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, revenue increased primarily due to increases in average revenue per customer relationship and customer relationships.
Content
Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, revenue increased primarily due to higher revenue from the distribution of Sky’s sports programming on third-party platforms, reflecting the negative impact of COVID-19 in the prior year period.
Advertising
Revenue increased for the three months ended March 31, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, revenue increased primarily due to higher advanced advertising revenue in the United Kingdom.
Sky Segment – Operating Costs and Expenses
Programming and production costs increased for the three months ended March 31, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, programming and production costs increased primarily due to an increase in the number of sporting events in the current year period due to COVID-19, including the impacts of the delayed starts of the current European football seasons and the disrupted seasons in the first quarter of 2020. We currently hold Italian broadcast rights to Lega Nazionale Professionisti Serie A through the end of the 2020-2021 season. It is uncertain whether we will retain any broadcast or other rights related to future seasons, which would result in a reduction in programming and production costs and may result in a decline in customer relationships in Italy.
Direct network costs increased for the three months ended March 31, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, direct network costs increased primarily due to an increase in costs associated with Sky’s wireless phone and broadband services as a result of increases in the sale of handsets and the number of customers receiving these services.
Other expenses increased for the three months ended March 31, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, other expenses decreased primarily due to lower personnel costs.

Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	$	%
Revenue	$89	$120	$(31)	(26.1)%
Operating costs and expenses	382	327	55	16.6
Adjustment for Sky transaction-related costs	(12)	(14)	2	NM
Adjusted EBITDA	$(281)	$(193)	$(88)	(45.3)%
Percentage changes that are considered not meaningful are denoted with NM.
Corporate and Other – Revenue
Revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania. Revenue decreased for the three months ended March 31, 2021 compared to the same period in 2020 as a result of COVID-19.
Corporate and Other – Operating Costs and Expenses
Operating costs and expenses primarily include overhead, personnel costs, the costs of other business initiatives, and operating costs and expenses associated with Comcast Spectacor.
Expenses increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to increases related to corporate activities and other business initiatives.
Corporate and Other Adjusted EBITDA excludes the Sky transaction-related costs.
Eliminations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2021	2020	$	%
Revenue	$(710)	$(675)	$35	5.3%
Operating costs and expenses	(720)	(682)	38	5.6
Adjusted EBITDA	$10	$7	$(3)	(29.0)%
Amounts represent eliminations of transactions between Cable Communications, NBCUniversal, Sky and other businesses. Eliminations of transactions between NBCUniversal segments are presented separately. Refer to Note 2 for a description of transactions between our segments.
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2021	2020
Net income attributable to Comcast Corporation	$3,329	$2,147
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(37)	77
Income tax expense	1,119	700
Investment and other (income) loss, net	(390)	716
Interest expense	1,018	1,212
Depreciation	2,117	2,107
Amortization	1,245	1,157
Adjustment for Sky transaction-related costs	12	14
Adjusted EBITDA	$8,413	$8,130
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
Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended March 31,
	Actual	Constant Currency	Constant Currency Growth
(in millions, except per customer data)	2021	2020	%
Revenue
Direct-to-consumer	$4,065	$3,993	1.8%
Content	358	352	1.7
Advertising	574	555	3.4
Total revenue	4,997	4,900	2.0
Operating costs and expenses
Programming and production	2,485	2,240	10.9
Direct network costs	631	493	28.1
Other	1,517	1,565	(3.1)
Total operating costs and expenses	4,633	4,298	7.8
Adjusted EBITDA	$364	$602	(39.6)%
Average monthly direct-to-consumer revenue per customer relationship	$58.06	$57.25	1.4%

Liquidity and Capital Resources
Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities; existing cash, cash equivalents and investments; available borrowings under our existing credit facility; and our ability to obtain future external financing.
We maintain significant availability under our revolving credit facility and commercial paper program to meet our short-term liquidity requirements. As of March 31, 2021, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion. We entered into a new revolving credit facility in March 2021 (see Note 5).
We are subject to customary covenants and restrictions set forth in agreements related to debt issued at Comcast and certain of our subsidiaries, including the indentures governing our public debt securities and the credit agreements governing the Comcast revolving credit facility. Our credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the credit facility. Compliance with this financial covenant is tested on a quarterly basis under the terms of the credit facility. As of March 31, 2021, we met this financial covenant by a significant margin and we would expect to remain in compliance with this financial covenant and other covenants related to our debt. The covenants and restrictions in our revolving credit facility do not apply to certain entities, including Sky and our international theme parks.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31,
(in millions)	2021	2020
Operating income	$5,039	$4,852
Depreciation and amortization	3,362	3,264
Noncash share-based compensation	373	298
Changes in operating assets and liabilities	(176)	(1,393)
Payments of interest	(911)	(991)
Payments of income taxes	(87)	(281)
Other	151	75
Net cash provided by operating activities	$7,751	$5,824
The variance in changes in operating assets and liabilities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the timing of amortization and related payments for our film and television costs, including the timing of sporting events, and collections of accounts receivables and increases in deferred revenue.
In March 2021, we entered into an agreement with the NFL extending our rights for an additional 11 years through the 2033-2034 season. The new agreement includes exhibition rights for three additional Super Bowls and certain other rights, including streaming rights and additional exclusive games on Peacock.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 consisted primarily of capital expenditures, cash paid for intangible assets and the construction of Universal Beijing Resort, which were partially offset by proceeds from sales of businesses and investments. Net cash used in investing activities for the three months ended March 31, 2020 consisted primarily of capital expenditures, cash paid for intangible assets and the construction of Universal Beijing Resort. Capital expenditures decreased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in spending in our Theme Parks segment, partially offset by an increase in spending related to scalable infrastructure in our Cable Communications segment to increase network capacity. Proceeds from sales of businesses and investments increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the sale of marketable equity securities.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 consisted primarily of dividend payments, payments related to the redemption of NBCUniversal Enterprise redeemable subsidiary preferred stock presented in other financing activities and repurchases of common stock under our employee plans. Net cash provided by financing activities for the three months ended March 31, 2020 consisted primarily of proceeds from borrowings, including the issuance of senior notes, partially offset by repayments of debt, including the early redemption of senior notes, dividend payments and repurchases of common stock under our employee plans.
As of March 31, 2021, we had no commercial paper outstanding and there were no amounts outstanding under our revolving credit facility.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Notes 5 and 6 for additional information on our financing activities.
Dividends
In January 2021, our Board of Directors approved a 9% increase in our dividend to $1.00 per share on an annualized basis. In January 2021, our Board of Directors approved our first quarter dividend of $0.25 per share, which was paid in April 2021. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. On January 27, 2021, we paid dividends of $1.1 billion.
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
Debt and Guarantee Structure

(in billions)	March 31, 2021	December 31, 2020
Debt subject to cross-guarantees
Comcast	$85.6	$85.7
NBCUniversal(a)	2.8	2.8
Comcast Cable(a)	2.1	2.1
	90.5	90.6
Debt subject to one-way guarantees
Sky	8.2	8.4
Other(a)	2.5	2.8
	10.7	11.2
Debt not guaranteed
Universal Beijing Resort(b)	3.0	2.5
Other	1.2	1.1
	4.2	3.6
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(1.7)	(1.6)
Total debt	$103.7	$103.8
(a)NBCUniversal, Comcast Cable and Comcast Holdings (included within other debt subject to one-way guarantees) are each consolidated subsidiaries subject to the periodic reporting requirements of the SEC. The guarantee structures and related disclosures in this section, together with Exhibit 22, satisfy these reporting obligations.
(b)Universal Beijing Resort debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. See Note 6 for additional information.
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
As of March 31, 2021 and December 31, 2020, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $125 billion and $124 billion, respectively, and for both periods have noncurrent notes receivable from non-guarantor subsidiaries of $26 billion. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of March 31, 2021 and December 31, 2020, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $95 billion and $94 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $24 billion and $23 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
Following the change in presentation of our segment operating results in the first quarter of 2021, we reassessed the reporting units related to goodwill in our NBCUniversal segments and concluded that our reporting units are the same as our reportable segments. See Note 2 for additional information.
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2020 Annual Report on Form 10-K and there have been no significant changes to this information.

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

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
See Note 10 included in this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2020 Annual Report on Form 10-K.
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective March 1, 2021
10.2*	Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective March 1, 2021
10.3*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective March 1, 2021
10.4	Credit Agreement dated as of March 30, 2021, among Comcast Corporation, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., Mizuho Bank, Ltd., Morgan Stanley MUFG Partners, LLC and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on March 31, 2021)
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, filed with the Securities and Exchange Commission on April 29, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document)
*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: April 29, 2021