Form 10-Q
period 2021-06-30
COMCAST CORP
filed 2021-07-29
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of June 30, 2021, there were 4,580,292,854 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2021. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue	$28,546	$23,715	$55,751	$50,324
Costs and Expenses:
Programming and production	9,256	6,817	18,175	15,118
Other operating and administrative	8,549	7,646	16,818	15,900
Advertising, marketing and promotion	1,851	1,341	3,467	3,279
Depreciation	2,113	2,099	4,231	4,206
Amortization	1,270	1,165	2,514	2,322
Total costs and expenses	23,039	19,068	45,205	40,825
Operating income	5,507	4,647	10,546	9,499
Interest expense	(1,093)	(1,112)	(2,112)	(2,324)
Investment and other income (loss), net	1,216	420	1,607	(296)
Income before income taxes	5,630	3,955	10,042	6,879
Income tax expense	(2,000)	(946)	(3,119)	(1,646)
Net income	3,630	3,009	6,922	5,233
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(108)	21	(145)	98
Net income attributable to Comcast Corporation	$3,738	$2,988	$7,067	$5,135
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.81	$0.65	$1.54	$1.12
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.80	$0.65	$1.51	$1.11
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$3,630	$3,009	$6,922	$5,233
Currency translation adjustments, net of deferred taxes of $(17), $(9), $(109) and $(16)	61	(74)	26	(2,231)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $2, $7, $(17) and $17	(14)	(27)	105	27
Realized (gains) losses reclassified to net income, net of deferred taxes of $—, $4, $— and $21	4	(21)	4	(127)
Employee benefit obligations and other, net of deferred taxes of $3, $3, $5 and $6	(7)	(11)	(17)	(18)
Comprehensive income	3,674	2,876	7,040	2,884
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(108)	21	(145)	98
Less: Other comprehensive income (loss) attributable to noncontrolling interests	24	2	10	(23)
Comprehensive income (loss) attributable to Comcast Corporation	$3,758	$2,853	$7,175	$2,809
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Operating Activities
Net income	$6,922	$5,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,745	6,528
Share-based compensation	711	621
Noncash interest expense (income), net	210	352
Net (gain) loss on investment activity and other	(1,403)	399
Deferred income taxes	1,297	(84)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	137	900
Film and television costs, net	837	573
Accounts payable and accrued expenses related to trade creditors	299	(879)
Other operating assets and liabilities	(398)	824
Net cash provided by operating activities	15,357	14,467
Investing Activities
Capital expenditures	(4,003)	(3,957)
Cash paid for intangible assets	(1,283)	(1,219)
Construction of Universal Beijing Resort	(704)	(708)
Acquisitions, net of cash acquired	(168)	(198)
Proceeds from sales of businesses and investments	396	2,042
Purchases of investments	(86)	(471)
Other	217	33
Net cash provided by (used in) investing activities	(5,631)	(4,478)
Financing Activities
Proceeds from borrowings	383	13,612
Repurchases and repayments of debt	(5,785)	(10,712)
Repurchases of common stock under repurchase program and employee plans	(957)	(269)
Dividends paid	(2,230)	(2,028)
Other	(475)	(2,128)
Net cash provided by (used in) financing activities	(9,064)	(1,525)
Impact of foreign currency on cash, cash equivalents and restricted cash	(12)	(77)
Increase (decrease) in cash, cash equivalents and restricted cash	650	8,387
Cash, cash equivalents and restricted cash, beginning of period	11,768	5,589
Cash, cash equivalents and restricted cash, end of period	$12,418	$13,976
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$12,378	$11,740
Receivables, net	11,110	11,466
Other current assets	3,558	3,535
Total current assets	27,046	26,741
Film and television costs	12,372	13,340
Investments	8,903	7,820
Investment securing collateralized obligation	564	447
Property and equipment, net of accumulated depreciation of $55,217 and $54,388	52,769	51,995
Goodwill	70,429	70,669
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $21,976 and $19,825	34,321	35,389
Other noncurrent assets, net	11,235	8,103
Total assets	$277,004	$273,869
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,672	$11,364
Accrued participations and residuals	1,713	1,706
Deferred revenue	3,566	2,963
Accrued expenses and other current liabilities	8,956	9,617
Current portion of long-term debt	3,407	3,146
Total current liabilities	29,314	28,796
Long-term debt, less current portion	95,175	100,614
Collateralized obligation	5,169	5,168
Deferred income taxes	29,525	28,051
Other noncurrent liabilities	20,775	18,222
Commitments and contingencies
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	530	1,280
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,453,083,882 and 5,444,002,825; outstanding, 4,580,292,854 and 4,571,211,797	55	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,046	39,464
Retained earnings	60,359	56,438
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	1,992	1,884
Total Comcast Corporation shareholders’ equity	94,935	90,323
Noncontrolling interests	1,581	1,415
Total equity	96,516	91,738
Total liabilities and equity	$277,004	$273,869
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
Balance, beginning of period	$546	$1,259	$1,280	$1,372
Redemption of subsidiary preferred stock	—	—	(725)	—
Contributions from (distributions to) noncontrolling interests, net	(13)	(10)	(40)	(37)
Other	—	(12)	(10)	(165)
Net income (loss)	(3)	19	24	86
Balance, end of period	$530	$1,256	$530	$1,256

Class A Common Stock
Balance, beginning of period	$55	$54	$54	$54
Issuances of common stock under employee plans	—	—	1	—
Balance, end of period	$55	$54	$55	$54

Additional Paid-In Capital
Balance, beginning of period	$39,744	$38,597	$39,464	$38,447
Stock compensation plans	274	261	570	473
Repurchases of common stock under repurchase program and employee plans	(43)	(10)	(131)	(103)
Employee stock purchase plans	76	79	139	133
Other	(5)	9	5	(14)
Balance, end of period	$40,046	$38,936	$40,046	$38,936

Retained Earnings
Balance, beginning of period	$58,321	$51,516	$56,438	$50,695
Cumulative effects of adoption of accounting standards	—	—	—	(124)
Repurchases of common stock under repurchase program and employee plans	(543)	(26)	(832)	(168)
Dividends declared	(1,156)	(1,061)	(2,317)	(2,125)
Other	—	3	4	7
Net income (loss)	3,738	2,988	7,067	5,135
Balance, end of period	$60,359	$53,420	$60,359	$53,420

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$1,972	$(1,144)	$1,884	$1,047
Other comprehensive income (loss)	20	(135)	108	(2,326)
Balance, end of period	$1,992	$(1,279)	$1,992	$(1,279)

Noncontrolling Interests
Balance, beginning of period	$1,525	$1,277	$1,415	$1,148
Other comprehensive income (loss)	24	2	10	(12)
Contributions from (distributions to) noncontrolling interests, net	135	(105)	324	15
Other	2	1	1	14
Net income (loss)	(105)	2	(169)	12
Balance, end of period	$1,581	$1,177	$1,581	$1,177
Total equity	$96,516	$84,791	$96,516	$84,791
Cash dividends declared per common share	$0.25	$0.23	$0.50	$0.46
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
We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to Comcast Corporation excluded from Adjusted EBITDA are not separately evaluated. Our financial data by reportable segment is presented in the tables below.

	Three Months Ended June 30, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$16,002	$7,073	$1,950	$1,695	$337
NBCUniversal
Media	5,148	1,378	254	19	42
Studios	2,224	156	12	1	5
Theme Parks	1,095	221	195	100	8
Headquarters and Other	22	(186)	125	62	30
Eliminations(a)	(534)	(15)	—	—	—
NBCUniversal	7,955	1,553	586	182	86
Sky	5,220	560	826	184	211
Corporate and Other	92	(261)	21	83	37
Eliminations(a)	(723)	2	—	—	—
Comcast Consolidated	$28,546	$8,927	$3,383	$2,144	$671

	Three Months Ended June 30, 2020
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$14,428	$6,176	$1,937	$1,452	$326
NBCUniversal
Media	4,096	1,636	244	29	49
Studios	2,052	323	15	2	2
Theme Parks	136	(393)	191	295	16
Headquarters and Other	11	(82)	129	54	37
Eliminations(a)	(580)	(104)	—	—	—
NBCUniversal	5,715	1,380	579	380	104
Sky	4,079	749	720	215	170
Corporate and Other	40	(389)	28	29	1
Eliminations(a)	(547)	11	—	—	—
Comcast Consolidated	$23,715	$7,927	$3,264	$2,076	$601

Comcast Corporation

	Six Months Ended June 30, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$31,807	$13,903	$3,880	$3,065	$652
NBCUniversal
Media	10,184	2,851	501	29	75
Studios	4,620	653	25	2	7
Theme Parks	1,714	159	402	226	15
Headquarters and Other	38	(395)	241	98	57
Eliminations(a)	(1,576)	(225)	—	—	—
NBCUniversal	14,980	3,043	1,168	354	153
Sky	10,217	924	1,640	455	412
Corporate and Other	181	(541)	57	128	65
Eliminations(a)	(1,434)	11	—	—	—
Comcast Consolidated	$55,751	$17,339	$6,745	$4,003	$1,283

	Six Months Ended June 30, 2020
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$29,346	$12,252	$3,883	$2,721	$682
NBCUniversal
Media	8,974	3,165	487	60	87
Studios	4,461	623	32	6	3
Theme Parks	1,061	(306)	381	591	31
Headquarters and Other	20	(303)	245	100	78
Eliminations(a)	(1,072)	(110)	—	—	—
NBCUniversal	13,444	3,069	1,145	757	199
Sky	8,596	1,300	1,438	412	336
Corporate and Other	160	(582)	62	67	2
Eliminations(a)	(1,222)	18	—	—	—
Comcast Consolidated	$50,324	$16,057	$6,528	$3,957	$1,219

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cable Communications	$47	$41	$93	$82
NBCUniversal
Media	543	426	1,082	967
Studios	589	625	1,678	1,165
Theme Parks	—	—	1	—
Headquarters and Other	17	4	29	7
Sky	15	7	23	9
Corporate and Other	47	24	105	64
Total intersegment revenue	$1,257	$1,127	$3,010	$2,294

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Adjusted EBITDA	$8,927	$7,927	$17,339	$16,057
Adjustments	(36)	(16)	(48)	(30)
Depreciation	(2,113)	(2,099)	(4,231)	(4,206)
Amortization	(1,270)	(1,165)	(2,514)	(2,322)
Interest expense	(1,093)	(1,112)	(2,112)	(2,324)
Investment and other income (loss), net	1,216	420	1,607	(296)
Income before income taxes	$5,630	$3,955	$10,042	$6,879
Adjustments represent the impacts of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including Sky transaction-related costs and costs related to our investment portfolio.
Goodwill by Segment
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2021 are as follows:

		NBCUniversal
(in billions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Media	Studios	Theme Parks	Sky	Corporate and Other	Total
Balance, December 31, 2020	$15.3	$14.0	$1.1	$3.3	$—	$—	$7.0	$30.0	$—	$70.7
Segment change	—	(14.0)	(1.1)	(3.3)	14.7	3.7	—	—	—	—
Foreign currency translation and other	0.1	—	—	—	—	—	(0.4)	0.1	—	(0.2)
Balance, June 30, 2021	$15.4	$—	$—	$—	$14.7	$3.7	$6.6	$30.0	$—	$70.4

Comcast Corporation
Note 3: Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Residential:
Broadband	$5,717	$5,000	$11,317	$10,001
Video	5,554	5,415	11,177	11,047
Voice	870	877	1,741	1,776
Wireless	556	326	1,069	669
Business services	2,202	2,004	4,369	4,047
Advertising	679	428	1,296	985
Other	425	378	838	821
Total Cable Communications	16,002	14,428	31,807	29,346

Advertising	2,189	1,648	4,282	3,815
Distribution	2,452	2,060	4,947	4,347
Other	507	388	955	812
Total Media	5,148	4,096	10,184	8,974

Content licensing	1,781	1,746	3,855	3,565
Theatrical	198	7	237	323
Home entertainment and other	245	299	527	573
Total Studios	2,224	2,052	4,620	4,461

Total Theme Parks	1,095	136	1,714	1,061
Headquarters and Other	22	11	38	20
Eliminations(a)	(534)	(580)	(1,576)	(1,072)
Total NBCUniversal	7,955	5,715	14,980	13,444

Direct-to-consumer	4,222	3,524	8,288	7,203
Content	355	234	713	559
Advertising	643	321	1,216	834
Total Sky	5,220	4,079	10,217	8,596

Corporate and Other	92	40	181	160
Eliminations(a)	(723)	(547)	(1,434)	(1,222)
Total revenue	$28,546	$23,715	$55,751	$50,324
(a)Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States but also in select international markets. The table below summarizes revenue by geographic location.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
United States	$22,182	$18,656	$43,338	$39,346
Europe	5,683	4,621	11,035	9,654
Other	681	438	1,378	1,324
Total revenue	$28,546	$23,715	$55,751	$50,324

Comcast Corporation
Condensed Consolidated Balance Sheet
The following tables summarize our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheet that relate to the recognition of revenue and collection of the related cash, as well as the deferred costs associated with our contracts with customers.

(in millions)	June 30, 2021	December 31, 2020
Receivables, gross	$11,841	$12,273
Less: Allowance for doubtful accounts	730	807
Receivables, net	$11,110	$11,466

(in millions)	June 30, 2021	December 31, 2020
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,091	$1,091
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,022	$1,060
Noncurrent deferred revenue (included in other noncurrent liabilities)	$719	$750
Note 4: Programming and Production Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Video distribution programming	$3,414	$3,046	$6,930	$6,261
Film and television content:
Owned(a)	2,227	1,936	4,191	4,063
Licensed, including sports rights	3,318	1,584	6,492	4,248
Other	297	251	562	547
Total programming and production costs	$9,256	$6,817	$18,175	$15,118
(a) Amount includes amortization of owned content of $1.8 billion and $3.5 billion for the three and six months ended June 30, 2021, respectively, and $1.5 billion and $3.3 billion for the three and six months ended June 30, 2020, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	June 30, 2021	December 31, 2020
Owned:
Released, less amortization	$4,094	$3,815
Completed, not released	421	139
In production and in development	2,423	2,755
	6,937	6,709
Licensed, including sports advances	5,435	6,631
Film and television costs	$12,372	$13,340
Note 5: Long-Term Debt
As of June 30, 2021, our debt had a carrying value of $98.6 billion and an estimated fair value of $114.7 billion. As of December 31, 2020, our debt had a carrying value of $103.8 billion and an estimated fair value of $125.6 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
In March 2021, we entered into a new $11 billion revolving credit facility due March 30, 2026 with a syndicate of banks that may be used for general corporate purposes. We may increase the commitments under the revolving credit facility up to a total of $14 billion, as well as extend the expiration date to no later than March 30, 2028, subject to approval of the lenders. The interest rate on the revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of June 30, 2021, the borrowing margin for borrowings based on the London Interbank Offered Rate was 1.00%. Our revolving credit facility requires that we maintain certain financial ratios based on debt and EBITDA, as defined in the revolving credit facility. We were in compliance with all financial covenants for all periods presented. The new

Comcast Corporation
revolving credit facility replaced an aggregate $9.2 billion of existing revolving credit facilities due May 26, 2022, which were terminated. Our revolving credit facilities were undrawn as of both June 30, 2021 and December 31, 2020.
Note 6: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). We own a 30% interest in Universal Beijing Resort and the construction is being funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. As of June 30, 2021, Universal Beijing Resort had $3.3 billion of debt outstanding, including $2.9 billion principal amount of a term loan under the debt financing agreement.
As of June 30, 2021, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort, totaling $8.9 billion and $7.1 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 7: Investments
Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Equity in net income (losses) of investees, net	$959	$300	$1,095	$(368)
Realized and unrealized gains (losses) on equity securities, net	189	5	426	(53)
Other income (loss), net	69	115	87	125
Investment and other income (loss), net	$1,216	$420	$1,607	$(296)
The amount of unrealized gains (losses) recognized in the three months ended June 30, 2021 and 2020 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period were gains of $153 million and losses of $79 million, respectively. The amount of unrealized gains (losses) recognized in the six months ended June 30, 2021 and 2020 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period were gains of $264 million and losses of $120 million, respectively.
Investments

(in millions)	June 30, 2021	December 31, 2020
Equity method	$6,921	$6,006
Marketable equity securities	338	460
Nonmarketable equity securities	2,116	1,950
Other investments	131	143
Total investments	9,506	8,559
Less: Current investments	39	292
Less: Investment securing collateralized obligation	564	447
Noncurrent investments	$8,903	$7,820
Equity Method
Atairos
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the six months ended June 30, 2021 and 2020, we made cash capital contributions to Atairos totaling $24 million and $172 million, respectively. As of June 30, 2021 and December 31, 2020, our investment in Atairos was $4.8 billion and $3.9 billion, respectively.
Hulu and Collateralized Obligation
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of June 30, 2021 and December 31, 2020, the

Comcast Corporation
carrying value and fair value of our collateralized obligation were $5.2 billion. The estimated fair value was based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value.
Other Investments
AirTouch
In April 2020, Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), redeemed the two series of preferred stock and we received cash payments totaling $1.7 billion. Subsequently, we redeemed and repurchased the three series of preferred shares issued by one of our consolidated subsidiaries and made cash payments totaling $1.8 billion.
Note 8: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Weighted-average number of common shares outstanding – basic	4,601	4,570	4,596	4,566
Effect of dilutive securities	72	37	73	45
Weighted-average number of common shares outstanding – diluted	4,673	4,607	4,669	4,611
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2021	December 31, 2020
Cumulative translation adjustments	$1,806	$1,790
Deferred gains (losses) on cash flow hedges	—	(109)
Unrecognized gains (losses) on employee benefit obligations and other	186	203
Accumulated other comprehensive income (loss), net of deferred taxes	$1,992	$1,884
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
Recognized Share-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Restricted share units	$185	$179	$391	$320
Stock options	89	83	178	154
Employee stock purchase plans	9	9	20	21
Total	$282	$271	$589	$495
As of June 30, 2021, we had unrecognized pretax compensation expense of $1.4 billion and $726 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation
Note 9: Supplemental Financial Information
Income Taxes
In the second quarter of 2021, tax law changes were enacted in the United Kingdom that, among other provisions, will increase the corporate tax rate to 25% from 19% effective April 1, 2023. The rate change resulted in an increase to our net deferred tax liabilities of $498 million and a corresponding increase to income tax expense in the second quarter of 2021. Our income tax expense in the United Kingdom will be based on the new rate beginning in 2023.
Cash Payments for Interest and Income Taxes

	Six Months Ended June 30,
(in millions)	2021	2020
Interest	$1,909	$1,936
Income taxes	$1,832	$333
Noncash Activities
During the six months ended June 30, 2021:
•we recognized operating lease assets and liabilities of $2.8 billion related to Universal Beijing Resort with lease terms of 33 years and using a weighted average discount rate of 4.4%
•we acquired $1.5 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.25 per common share paid in July 2021
During the six months ended June 30, 2020:
•we acquired $1.8 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.1 billion for a quarterly cash dividend of $0.23 per common share paid in July 2020
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statement of cash flows.

(in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$12,378	$11,740
Restricted cash included in other current assets	26	14
Restricted cash included in other noncurrent assets, net	14	14
Cash, cash equivalents and restricted cash, end of period	$12,418	$11,768
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
Impacts of COVID-19
The novel coronavirus disease 2019 (“COVID-19”) and measures taken to prevent its spread across the globe have impacted our businesses in a number of ways. COVID-19 has had material negative impacts on NBCUniversal and Sky results of operations primarily due to the temporary restrictions and closures at our theme parks and the impacts of professional sports, respectively. We expect the effects of the COVID-19 pandemic will continue to adversely impact our consolidated results of operations over the near to medium term, although the extent of such impact will depend on restrictive governmental measures, U.S. and global economic conditions, expanded availability and acceptance of vaccines and consumer behavior in response to COVID-19. The most significant effects of COVID-19 began in the latter part of the first quarter of 2020, affecting the comparability of periods included in this report. The following summary provides a discussion of current and potential future effects of the pandemic with direct impacts to our businesses.
Cable Communications
•Beginning in March 2020, new qualifying customers for Internet Essentials, our low-income internet adoption program, receive 60 days of free broadband services. Our customer metrics do not include customers in the free Internet Essentials offer or certain high-risk customers who continued to receive service following nonpayment as a result of COVID-19 programs. The number of customers excluded from our customer metrics has continued to decrease as some of these customers either began paying for service, resulting in customer net additions, or disconnected and no longer receive service, and we expect this to continue in future periods. We have experienced improvement in customer collections; however, we believe there continues to be a risk associated with collections on our outstanding receivables as a result of COVID-19.
NBCUniversal
•Our theme parks in Orlando and Hollywood were operating without capacity restrictions as of the end of the second quarter of 2021, following periods with capacity restrictions in place. Our theme park in Japan was temporarily closed for a period in the second quarter of 2021, but was reopened and operating with capacity restrictions as of the end of the quarter. The capacity restrictions and temporary closures of our theme parks had a significant impact on our revenue and Adjusted EBITDA for the three and six months ended June 30, 2021 on a consolidated basis. We expect the results of operations at our theme parks will continue to be negatively impacted and we cannot predict if our parks will remain open or be subject to capacity restrictions, or the level of attendance at our reopened parks. We currently expect that Universal Beijing Resort will open later in 2021. The development of the Epic Universe theme park in Orlando resumed in the first quarter of 2021.
•Delays to the start of seasons for certain professional sports leagues, including the 2020-2021 NHL and NBA seasons, resulted in the shift of additional events into the first and second quarters of 2021 compared to a normal year, which impacted the timing of revenue and expense recognition, because both advertising revenue and costs associated with broadcasting these programs are recognized when events are broadcast. We expect the timing of sports seasons to generally return to a normal calendar beginning in the third quarter of 2021. In addition, the 2020 Tokyo Olympics were postponed from the third quarter of 2020 to the third quarter of 2021, resulting in a corresponding delay of the associated revenue and costs.
•Our studio production operations have generally returned to full capacity. With the temporary closure and limited capacity operation of many movie theaters worldwide, we have delayed or altered the theatrical distribution strategy for certain of our films, both domestically and internationally. Delays in theatrical releases affect both current and future periods as a result of corresponding delays in subsequent content licensing windows. We expect results of operations in our Studios segment to continue to be negatively impacted over the near to medium term as a result of COVID-19.
Sky
•Direct-to-consumer revenue has been negatively impacted, and future periods may be negatively impacted, as a result of lower sports subscription revenue due to the closures and extent of reopening of our commercial customers’ locations. In addition, delays to the start of the 2020-2021 seasons for certain sports, including European football, resulted in the shift of additional events and the significant costs associated with broadcasting these programs into the first and second quarters of 2021 compared to a normal year. We expect the timing of sports seasons to generally return to a normal calendar beginning in the third quarter of 2021.
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
Consolidated Operating Results

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions, except per share data)	2021	2020	%	2021	2020	%
Revenue	$28,546	$23,715	20.4%	$55,751	$50,324	10.8%
Costs and Expenses:
Programming and production	9,256	6,817	35.8	18,175	15,118	20.2
Other operating and administrative	8,549	7,646	11.8	16,818	15,900	5.8
Advertising, marketing and promotion	1,851	1,341	38.0	3,467	3,279	5.7
Depreciation	2,113	2,099	0.7	4,231	4,206	0.6
Amortization	1,270	1,165	8.9	2,514	2,322	8.3
Operating income	5,507	4,647	18.5	10,546	9,499	11.0
Interest expense	(1,093)	(1,112)	(1.7)	(2,112)	(2,324)	(9.1)
Investment and other income (loss), net	1,216	420	189.8	1,607	(296)	NM
Income before income taxes	5,630	3,955	42.4	10,042	6,879	46.0
Income tax expense	(2,000)	(946)	111.4	(3,119)	(1,646)	89.5
Net income	3,630	3,009	20.7	6,922	5,233	32.3
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(108)	21	NM	(145)	98	NM
Net income attributable to Comcast Corporation	$3,738	$2,988	25.1%	$7,067	$5,135	37.6%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.81	$0.65	24.6%	$1.54	$1.12	37.5%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.80	$0.65	23.1%	$1.51	$1.11	36.0%

Adjusted EBITDA(a)	$8,927	$7,927	12.6%	$17,339	$16,057	8.0%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 26 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated Revenue
Cable Communications, Sky, Media, Theme Parks and Studios drove increases in consolidated revenue for the three and six months ended June 30, 2021.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated Costs and Expenses
Sky, Media, Cable Communications, Theme Parks and Studios drove increases in consolidated operating costs and expenses for the three and six months ended June 30, 2021.
Operating costs and expenses for our segments and our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Cable Communications	$1,950	$1,937	0.7%	$3,880	$3,883	(0.1)%
NBCUniversal	586	579	1.0	1,168	1,145	2.0
Sky	826	720	14.7	1,640	1,438	14.0
Corporate and Other	21	28	(23.3)	57	62	(7.0)
Comcast Consolidated	$3,383	$3,264	3.6%	$6,745	$6,528	3.3%
Consolidated depreciation and amortization expense increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to increased amortization expense at Sky due to the impact of foreign currency.
Amortization expense from acquisition-related intangible assets totaled $586 million and $1.2 billion for the three and six months ended June 30, 2021, respectively. Amortization expense from acquisition-related intangible assets totaled $565 million and $1.1 billion for the three and six months ended June 30, 2020, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Interest Expense
Interest expense decreased for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a decrease in average debt outstanding, partially offset by a $78 million charge recorded in the current period related to the early redemption of senior notes due 2024. Interest expense decreased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a $140 million charge recorded in the prior year period related to the early redemption of senior notes, as well as a decrease in average debt outstanding, partially offset by a $78 million charge recorded in the current period related to the early redemption of senior notes due 2024.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Equity in net income (losses) of investees, net	$959	$300	NM	$1,095	$(368)	NM
Realized and unrealized gains (losses) on equity securities, net	189	5	NM	426	(53)	NM
Other income (loss), net	69	115	(40.1)	87	125	(30.8)
Total investment and other income (loss), net	$1,216	$420	189.8%	$1,607	$(296)	NM
The change in investment and other income (loss) net for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to equity in net income (losses) of investees, net related to our investment in Atairos Group, Inc. and realized and unrealized gains (losses) on equity securities, net related to fair value adjustments for nonmarketable equity securities. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income of $883 million and $960 million for the three and six months ended June 30, 2021, respectively, and income of $446 million and losses of $135 million for the three and six months ended June 30, 2020, respectively.

Consolidated Income Tax Expense
Income tax expense for the three and six months ended June 30, 2021 and 2020 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The increases in income tax expense for the three and six months ended June 30, 2021 compared to the same periods in 2020 were primarily due to higher income before income taxes. We also recognized income tax expense of $498 million related to an increase in our net deferred tax liability as a result of the enactment of tax law changes in the United Kingdom in the second quarter of 2021. Refer to Note 9 for further discussion.
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
Cable Communications Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue
Residential:
Broadband	$5,717	$5,000	14.3%	$11,317	$10,001	13.2%
Video	5,554	5,415	2.6	11,177	11,047	1.2
Voice	870	877	(0.8)	1,741	1,776	(2.0)
Wireless	556	326	70.4	1,069	669	59.8
Business services	2,202	2,004	9.9	4,369	4,047	8.0
Advertising	679	428	58.6	1,296	985	31.6
Other	425	378	12.4	838	821	2.1
Total revenue	16,002	14,428	10.9	31,807	29,346	8.4
Operating costs and expenses
Programming	3,593	3,203	12.1	7,263	6,682	8.7
Technical and product support	2,075	1,933	7.3	4,096	3,945	3.8
Customer service	582	601	(3.2)	1,184	1,238	(4.4)
Advertising, marketing and promotion	971	834	16.5	1,876	1,788	4.9
Franchise and other regulatory fees	449	398	12.8	950	804	18.1
Other	1,260	1,283	(1.8)	2,536	2,637	(3.8)
Total operating costs and expenses	8,929	8,252	8.2	17,904	17,094	4.7
Adjusted EBITDA	$7,073	$6,176	14.5%	$13,903	$12,252	13.5%

Customer Metrics

			Net Additions / (Losses)
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020	2021	2020
Customer relationships
Residential customer relationships	31,339	29,724	277	241	647	601
Business services customer relationships	2,454	2,384	17	(24)	28	(12)
Total customer relationships	33,793	32,108	294	217	675	589
Residential customer relationships mix
One product customers	13,477	11,306	480	531	1,069	1,085
Two product customers	8,562	8,742	(83)	(107)	(173)	(181)
Three or more product customers	9,299	9,676	(120)	(184)	(250)	(303)
Broadband
Residential customers	29,108	27,194	334	340	782	806
Business services customers	2,280	2,209	20	(17)	32	(6)
Total broadband customers	31,388	29,403	354	323	814	800
Video
Residential customers	18,225	19,473	(364)	(427)	(768)	(814)
Business services customers	731	894	(34)	(51)	(121)	(72)
Total video customers	18,956	20,367	(399)	(477)	(889)	(887)
Voice
Residential customers	9,412	9,698	(121)	(142)	(233)	(236)
Business services customers	1,376	1,331	13	(16)	19	(12)
Total voice customers	10,788	11,029	(108)	(158)	(214)	(248)
Wireless
Wireless lines	3,383	2,393	280	126	558	342
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

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	%	2021	2020	%
Average monthly total revenue per customer relationship	$158.53	$150.29	5.5%	$158.45	$153.74	3.1%
Average monthly Adjusted EBITDA per customer relationship	$70.07	$64.33	8.9%	$69.26	$64.18	7.9%
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

Cable Communications Segment – Revenue
Broadband
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to increases in the number of residential broadband customers and increases in average rates. Average rates in the second quarter of 2020 were negatively impacted by waived fees due to COVID-19 and the impacts of customer adjustments. Refer to “Video” below for further information.
Video
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to increases in average rates, partially offset by declines in the number of residential video customers. Average rates in the second quarter of 2020 were negatively impacted by customer adjustments accrued as a result of provisions in our programming distribution agreements with regional sports networks related to canceled sporting events. For customers receiving bundled services, the revenue reduction was allocated across each of the services in the bundle. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.
Voice
Revenue decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to declines in the number of residential voice customers, partially offset by increases in average rates. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to increases in the number of customer lines and sales of devices.
Business Services
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to increases in average rates compared to the prior year periods, which were negatively impacted by COVID-19, and increases in the number of customers receiving our services.
Advertising
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 reflecting an overall market recovery in the current year periods and reduced spending from advertisers in the prior year periods as a result of COVID-19.
Other
Revenue increased for the three months ended June 30, 2021 compared to the same period in 2020 due to increases in revenue from our security and automation services and from the licensing of our technology platforms. Revenue increased for the six months ended June 30, 2021 compared to the same period in 2020 due to an increase in the licensing of our technology platforms.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. The prior year periods include the impacts of adjustment provisions in our programming distribution agreements with regional sports networks related to canceled sporting events as a result of COVID-19. Excluding these adjustments, programming expenses increased due to increases in retransmission consent and sports programming rates, partially offset by declines in the number of video subscribers. We anticipate that our programming expenses will be impacted by rate increases to a greater extent in 2021 compared to 2020 due to the timing of contract renewals, partially offset by expected declines in the number of residential video customers.
Technical and product support expenses increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to increased costs associated with our wireless phone service, partially offset by lower personnel costs.
Customer service expenses decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to lower labor costs as a result of cost savings initiatives and reduced call volumes.
Advertising, marketing and promotion expenses increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to decreased spending as a result of COVID-19 in the prior year periods.

Franchise and other regulatory fees increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to increases in regulatory costs.
Other operating costs and expenses decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to decreases in bad debt expense, partially offset by higher third-party advertising costs.
Cable Communications Segment – Operating Margin
Our operating margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses, including residential broadband and business services, and on improving overall operating cost management.
Our operating margin for the three and six months ended June 30, 2021 was and 44.2% and 43.7%, respectively. Our operating margin for the three and six months ended June 30, 2020 was 42.8% and 41.7%, respectively. While the accrued adjustments for regional sports networks did not impact Adjusted EBITDA, they resulted in an increase to operating margins in the prior year periods. The most significant operating costs and expenses are the programming expenses we incur to provide content to our video customers, which increased 12.1% and 8.7% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.
NBCUniversal Segments Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue
Media	$5,148	$4,096	25.7%	$10,184	$8,974	13.5%
Studios	2,224	2,052	8.4	4,620	4,461	3.6
Theme Parks	1,095	136	NM	1,714	1,061	61.5
Headquarters and Other	22	11	97.4	38	20	92.3
Eliminations	(534)	(580)	7.8	(1,576)	(1,072)	(47.1)
Total revenue	$7,955	$5,715	39.2%	$14,980	$13,444	11.4%
Adjusted EBITDA
Media	$1,378	$1,636	(15.8)%	$2,851	$3,165	(9.9)%
Studios	156	323	(51.7)	653	623	4.8
Theme Parks	221	(393)	NM	159	(306)	NM
Headquarters and Other	(186)	(82)	(127.3)	(395)	(303)	(30.3)
Eliminations	(15)	(104)	85.6	(225)	(110)	(103.0)
Total Adjusted EBITDA	$1,553	$1,380	12.5%	$3,043	$3,069	(0.8)%

Media Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue
Advertising	$2,189	$1,648	32.8%	$4,282	$3,815	12.3%
Distribution	2,452	2,060	19.0	4,947	4,347	13.8
Other	507	388	31.1	955	812	17.6
Total revenue	5,148	4,096	25.7	10,184	8,974	13.5
Operating costs and expenses
Programming and production	2,679	1,589	68.6	5,201	3,857	34.8
Other operating and administrative	854	755	13.0	1,673	1,595	4.8
Advertising, marketing and promotion	238	116	106.2	460	357	29.0
Total operating costs and expenses	3,770	2,460	53.3	7,334	5,809	26.2
Adjusted EBITDA	$1,378	$1,636	(15.8)%	$2,851	$3,165	(9.9)%

Media Segment – Revenue
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to increases in advertising revenue, distribution revenue and other revenue. Advertising revenue increased primarily due to an increased number of sporting events and higher pricing in the current year periods, reduced spending from advertisers in the prior year periods as a result of COVID-19 and increased advertising revenue at Peacock. These increases were partially offset by continued audience ratings declines at our networks. Distribution revenue increased due to contractual rate increases in the current year periods and credits accrued in the prior year periods at some of our regional sports networks resulting from the reduced number of games played by professional sports leagues due to COVID-19, partially offset by declines in the number of subscribers at our networks. Other revenue increased primarily due to increased revenue from our digital properties.
We expect the number of subscribers and audience ratings at our networks will continue to decline as a result of the competitive environment and shifting video consumption patterns. Revenue included $122 million and $213 million related to Peacock for the three and six months ended June 30, 2021, respectively. Revenue included $6 million related to Peacock for both the three and six months ended June 30, 2020.
Media Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 due to increases in programming and production costs, advertising, marketing and promotion costs and other operating and administrative costs. Programming and production costs increased primarily due to higher sports programming costs driven by increases in the number of sporting events as a result of the postponement and cancellation of events in the prior year as a result of COVID-19 and higher amortization expenses in the current year periods related to programming at Peacock. Advertising, marketing and promotion costs increased primarily due to higher marketing related to Peacock, which was partially offset by lower spend related to our networks in the six month period. Other operating and administrative costs increased due to increased costs related to Peacock, partially offset by cost savings initiatives in the six month period.
Operating costs and expenses included $485 million and $853 million related to Peacock for the three and six months ended June 30, 2021, respectively. Operating costs and expenses included $123 million and $182 million related to Peacock for the three and six months ended June 30, 2020, respectively. We expect to continue to incur significant costs related to additional content and marketing as we invest in the platform and attract new customers.
Studios Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue
Content licensing	$1,781	$1,746	2.0%	$3,855	$3,565	8.1%
Theatrical	198	7	NM	237	323	(26.6)
Home entertainment and other	245	299	(17.6)	527	573	(7.8)
Total revenue	2,224	2,052	8.4	4,620	4,461	3.6
Operating costs and expenses
Programming and production	1,603	1,398	14.8	3,217	2,911	10.5
Other operating and administrative	169	167	1.4	329	380	(13.2)
Advertising, marketing and promotion	296	164	80.4	420	547	(23.2)
Total operating costs and expenses	2,068	1,729	19.7	3,967	3,838	3.4
Adjusted EBITDA	$156	$323	(51.7)%	$653	$623	4.8%

Studios Segment – Revenue
Revenue increased for the three months ended June 30, 2021 compared to the same period in 2020 due to increases in theatrical revenue and content licensing revenue, offset by a decrease in home entertainment and other revenue. Theatrical revenue increased primarily due to releases in the current year period, including F9, and the impact of theater closures in the prior year period. Content licensing revenue increased primarily due to the timing of when content was made available by our television studios under licensing agreements, partially offset by decreases at our film studios as a result of COVID-19 and the impacts of initial licenses of content associated with the launch of Peacock in the prior year period. Home entertainment and other revenue decreased primarily due to a reduced number of releases in the current year period due to COVID-19.
Revenue increased for the six months ended June 30, 2021 compared to the same period in 2020 due to an increase in content licensing revenue, offset by decreases in theatrical revenue and home entertainment and other revenue. Content licensing revenue increased primarily due to the timing of when content was made available by our television studios under licensing agreements, including a new licensing agreement for content that became exclusively available for streaming on Peacock during the first quarter of 2021. Theatrical revenue decreased primarily due to the impacts of COVID-19 on the operation of movie theaters. Home entertainment and other revenue decreased primarily due to a reduced number of releases in the current year period due to COVID-19.
Studios Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three months ended June 30, 2021 compared to the same period in 2020 due to increases in programming and production costs and advertising, marketing and promotion costs. Programming and production costs increased primarily due to higher amortization associated with content licensing sales in the current year period, as well as the impact from the updated accounting guidance related to episodic television series, which was adopted and had a favorable impact on programming and production expense in the prior year period. Advertising, marketing and promotion costs increased due to higher spending on theatrical releases in the current year period.
Operating costs and expenses increased for the six months ended June 30, 2021 compared to the same period in 2020 due to increases in programming and production costs, partially offset by decreases in advertising, marketing and promotion costs and other operating and administrative costs. Programming and production costs increased primarily due to higher amortization associated with content licensing sales, including the new licensing agreement for content that became exclusively available for streaming on Peacock during the first quarter of 2021, as well as the impact from the updated accounting guidance related to episodic television series in the prior year period. These increases were partially offset by a decrease in amortization associated with theatrical releases in the current year period. Advertising, marketing and promotion costs decreased due to lower spending on theatrical film releases in the current year period. Other operating and administrative costs decreased due to cost savings initiatives.
Theme Parks Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$1,095	$136	NM	$1,714	$1,061	61.5%
Operating costs and expenses	874	529	65.4	1,555	1,367	13.7
Adjusted EBITDA	$221	$(393)	NM	$159	$(306)	NM
Theme Parks Segment – Revenue
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to the operation of our theme parks in the current year periods compared to temporary closures and capacity restrictions as a result of COVID-19 in the prior year periods. All of our theme parks temporarily closed beginning in mid to late first quarter of 2020. Our theme park in Orlando reopened with capacity restrictions in the second quarter of 2020 and was operating without capacity restrictions as of the end of the second quarter of 2021. Our theme park in Hollywood reopened with capacity restrictions early in the second quarter of 2021 and was operating without capacity restrictions as of the end of the quarter. Our theme park in Japan reopened with capacity restrictions in the second quarter of 2020, was temporarily closed for a period in the second quarter of 2021 and has reopened, with capacity restrictions as of the end of the quarter.
Theme Parks Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to the operation of our theme parks in the current year periods compared to temporary closures and capacity restrictions in the prior year periods, as well as increased pre-opening costs associated with Universal Beijing Resort. We expect to incur additional pre-opening costs ahead of the expected opening of Universal Beijing Resort later in 2021.
NBCUniversal Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$22	$11	97.4%	$38	$20	92.3%
Operating costs and expenses	208	93	123.7	433	323	34.0
Adjusted EBITDA	$(186)	$(82)	(127.3)%	$(395)	$(303)	(30.3)%
Operating costs and expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$(534)	$(580)	(7.8)%	$(1,576)	$(1,072)	47.1%
Operating costs and expenses	(518)	(476)	9.5	(1,351)	(962)	40.6
Adjusted EBITDA	$(15)	$(104)	(85.6)%	$(225)	$(110)	103.0%
Amounts represent eliminations of transactions between our NBCUniversal segments, which are affected by the timing of recognition of content licenses between our Studios and Media segments. Current year amounts include the impact of a new licensing agreement for content that became exclusively available for streaming on Peacock during the first quarter of 2021, and prior year amounts include the impacts of initial licenses of content associated with the launch of Peacock.
For the three and six months ended June 30, 2021, approximately 33% and 44%, respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. For the three and six months ended June 30, 2020, approximately 36% and 33%, respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. Eliminations will increase or decrease to the extent that additional content is made available to our other segments. Refer to Note 2 for further discussion of transactions between our segments.
Sky Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Constant Currency Growth(a)	Six Months Ended June 30,		Increase/ (Decrease)	Constant Currency Growth(a)
(in millions)	2021	2020	%	%	2021	2020	%	%
Revenue
Direct-to-consumer	$4,222	$3,524	19.9%	7.7%	$8,288	$7,203	15.1%	4.7%
Content	355	234	51.6	36.1	713	559	27.6	16.3
Advertising	643	321	99.8	78.8	1,216	834	45.8	33.0
Total revenue	5,220	4,079	28.0	14.9	10,217	8,596	18.9	8.2
Operating costs and expenses
Programming and production	2,447	1,543	58.5	42.6	4,931	3,607	36.7	24.7
Direct network costs	625	498	25.4	11.4	1,256	955	31.5	19.2
Other	1,589	1,289	23.4	10.6	3,107	2,734	13.7	3.5
Total operating costs and expenses	4,660	3,330	40.0	25.5	9,294	7,296	27.4	16.0
Adjusted EBITDA	$560	$749	(25.3)%	(32.4)%	$924	$1,300	(29.0)%	(35.4)%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.
(a)Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 26 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics

			Net Additions / (Losses)
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020	2021	2020
Total customer relationships	23,198	23,002	(248)	(214)	(26)	(278)
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

	Three Months Ended June 30,		Increase/ (Decrease)	Constant Currency Growth(a)	Six Months Ended June 30,		Increase/ (Decrease)	Constant Currency Growth(a)
	2021	2020	%	%	2021	2020	%	%
Average monthly direct-to-consumer revenue per customer relationship	$60.35	$50.82	18.8%	6.7%	$59.50	$51.87	14.7%	4.4%
(a)Constant currency growth is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 26 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
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
Sky Segment – Revenue
Direct-to-Consumer
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, revenue increased primarily due to increases in average revenue per customer relationship and customer relationships. The increases in average revenue per customer relationship were primarily due to the impacts of the postponement of sporting events in the prior year periods as a result of COVID-19 and rate increases in the United Kingdom.
Content
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, revenue increased primarily due to higher revenue from sports programming licensing arrangements and from the distribution of Sky’s sports programming on third-party platforms, both reflecting the postponement of sporting events in the prior year periods as a result of COVID-19.
Advertising
Revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, revenue increased primarily reflecting an overall market recovery and an increased number of sporting events in the current year periods, and reduced spending from advertisers in the prior year periods, as a result of COVID-19.
Sky Segment – Operating Costs and Expenses
Programming and production costs increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, programming and production costs increased primarily due to increases in the number of sporting events in the current year periods due to COVID-19, including the impacts of the delayed starts of the 2020-2021 European football seasons and the disrupted seasons in the first and second quarters of 2020. We held the Italian broadcast rights to Lega Nazionale Professionisti Serie A through the end of the 2020-2021 season. Beginning with the 2021-2022 season and through the 2023-2024 season, we will have nonexclusive broadcast rights to a reduced number of matches, which will result in a reduction in programming and production costs and we expect will result in declines in revenue and customer relationships in Italy.
Direct network costs increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, direct network costs increased primarily due to increases in costs associated with

Sky’s wireless phone and broadband services as a result of increases in the sale of handsets and the number of customers receiving these services.
Other expenses increased for the three and six months ended June 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, other expenses increased primarily due to higher fees paid to third-party channels related to advertising sales and higher marketing costs, both reflecting the impact of COVID-19 in the prior year periods, partially offset by lower personnel costs.
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$92	$40	128.4%	$181	$160	12.9%
Operating costs and expenses	353	429	(17.7)	722	742	(2.6)
Adjusted EBITDA	$(261)	$(389)	32.9%	$(541)	$(582)	6.9%
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
Expenses decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to costs incurred in the prior year periods in response to COVID-19, including severance charges related to our businesses.
Eliminations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$(723)	$(547)	32.3%	$(1,434)	$(1,222)	17.4%
Operating costs and expenses	(725)	(558)	30.1	(1,445)	(1,240)	16.6
Adjusted EBITDA	$2	$11	(83.2)%	$11	$18	(38.0)%
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income attributable to Comcast Corporation	$3,738	$2,988	$7,067	$5,135
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(108)	21	(145)	98
Income tax expense	2,000	946	3,119	1,646
Investment and other (income) loss, net	(1,216)	(420)	(1,607)	296
Interest expense	1,093	1,112	2,112	2,324
Depreciation	2,113	2,099	4,231	4,206
Amortization	1,270	1,165	2,514	2,322
Adjustments(a)	36	16	48	30
Adjusted EBITDA	$8,927	$7,927	$17,339	$16,057
(a)Amounts represent the impacts of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including Sky transaction-related costs and costs related to our investment portfolio.
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

Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended June 30,			Six Months Ended June 30,
	Actual	Constant Currency	Constant Currency Growth	Actual	Constant Currency	Constant Currency Growth
(in millions, except per customer data)	2021	2020	%	2021	2020	%
Revenue
Direct-to-consumer	$4,222	$3,921	7.7%	$8,288	$7,914	4.7%
Content	355	261	36.1	713	613	16.3
Advertising	643	359	78.8	1,216	914	33.0
Total revenue	5,220	4,541	14.9	10,217	9,441	8.2
Operating costs and expenses
Programming and production	2,447	1,716	42.6	4,931	3,956	24.7
Direct network costs	625	561	11.4	1,256	1,054	19.2
Other	1,589	1,437	10.6	3,107	3,002	3.5
Total operating costs and expenses	4,660	3,714	25.5	9,294	8,012	16.0
Adjusted EBITDA	$560	$828	(32.4)%	$924	$1,429	(35.4)%
Average monthly direct-to-consumer revenue per customer relationship	$60.35	$56.56	6.7%	$59.50	$57.00	4.4%
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
We maintain significant availability under our revolving credit facility and commercial paper program to meet our short-term liquidity requirements. As of June 30, 2021, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion. We entered into a new revolving credit facility in March 2021 (see Note 5).
We are subject to customary covenants and restrictions set forth in agreements related to debt issued at Comcast and certain of our subsidiaries, including the indentures governing our public debt securities and the credit agreements governing the Comcast revolving credit facility. Our credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the credit facility. Compliance with this financial covenant is tested on a quarterly basis under the terms of the credit facility. As of June 30, 2021, we met this financial covenant by a significant margin and we would expect to remain in compliance with this financial covenant and other covenants related to our debt. The covenants and restrictions in our revolving credit facility do not apply to certain entities, including Sky and our international theme parks.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30,
(in millions)	2021	2020
Operating income	$10,546	$9,499
Depreciation and amortization	6,745	6,528
Noncash share-based compensation	711	621
Changes in operating assets and liabilities	892	(15)
Payments of interest	(1,909)	(1,936)
Payments of income taxes	(1,832)	(333)
Other	204	103
Net cash provided by operating activities	$15,357	$14,467
The variance in changes in operating assets and liabilities for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the timing of amortization and related payments for our film and television costs, including the timing of sporting events partially offset by increased production spend, as well as increases in deferred revenue and accounts receivable.
In March 2021, we entered into an agreement with the NFL extending our rights for an additional 11 years through the 2033-2034 season. The new agreement includes exhibition rights for three additional Super Bowls and certain other rights, including streaming rights and additional exclusive games on Peacock.
The increase in income tax payments for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the extension of due dates for estimated second quarter 2020 federal income tax payments to the third quarter of 2020.
Investing Activities
Net cash used in investing activities for both the six months ended June 30, 2021 and 2020 consisted primarily of capital expenditures, cash paid for intangible assets and the construction of Universal Beijing Resort, which were partially offset by proceeds from sales of businesses and investments. Capital expenditures increased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to increased spending at our Cable Communications segment related to scalable infrastructure, customer premise equipment and line extensions. NBCUniversal capital expenditures decreased as a result of reduced spending at our Theme Parks. Proceeds from sales of businesses and investments decreased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the sale of our investment in AirTouch in the prior year period.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 consisted primarily of repayments of debt, dividend payments, repurchases of common stock under our share repurchase program and employee plans and payments related to the redemption of NBCUniversal Enterprise redeemable subsidiary preferred stock presented in other financing activities. Net cash used in financing activities for the six months ended June 30, 2020 consisted primarily of repayments of debt, dividend payments and payments related to the redemption and repayment of subsidiary preferred shares presented in other financing activities, which were partially offset by proceeds from borrowings.
For the six months ended June 30, 2021, we made debt repayments totaling $5.8 billion, including $4.0 billion of optional repayments of term loans due 2022 to 2023 and the early redemption of $1.3 billion of senior notes maturing in 2024.
As of June 30, 2021, we had no commercial paper outstanding and there were no amounts outstanding under our revolving credit facility.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Notes 5 and 6 for additional information on our financing activities.
Share Repurchases and Dividends
In the second quarter of 2021, we restarted our share repurchase program. Effective May 25, 2021, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. During the six months ended June 30, 2021, we repurchased a total of 8.8 million shares of our Class A common stock for $500 million. Under the authorization, we expect to repurchase additional shares during the remainder of 2021, which may be in the open market or in private transactions.
In addition, we paid $459 million for the six months ended June 30, 2021 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2021, our Board of Directors approved a 9% increase in our dividend to $1.00 per share on an annualized basis. On April 28, 2021, we paid dividends of $1.2 billion. In May 2021, our Board of Directors approved our second quarter dividend of $0.25 per share, which was paid in July 2021. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	June 30, 2021	December 31, 2020
Debt subject to cross-guarantees
Comcast	$81.6	$85.7
NBCUniversal(a)	2.8	2.8
Comcast Cable(a)	2.1	2.1
	86.5	90.6
Debt subject to one-way guarantees
Sky	8.3	8.4
Other(a)	1.0	2.8
	9.3	11.2
Debt not guaranteed
Universal Beijing Resort(b)	3.3	2.5
Other	1.1	1.1
	4.4	3.6
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(1.6)	(1.6)
Total debt	$98.6	$103.8
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
As of June 30, 2021 and December 31, 2020, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $125 billion and $124 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $28 billion and $26 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of June 30, 2021 and December 31, 2020, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $97 billion and $94 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $25 billion and $23 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast's common stock repurchases during the three months ended June 30, 2021.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
April 1-30, 2021	—	$—	—	$—	$—
May 1-31, 2021	986,784	$57.25	986,784	$56,498,065	$9,943,501,935
June 1-30, 2021	7,798,365	$56.87	7,798,365	$443,501,870	$9,500,000,065
Total	8,785,149	$56.91	8,785,149	$499,999,935	$9,500,000,065
(a)Effective May 25, 2021, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.
The total number of shares purchased during the three months ended June 30, 2021 does not include any shares received in the administration of employee share-based compensation plans.
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Employment Agreement between Comcast Corporation and Thomas J. Reid, dated as of April 15, 2019
10.2*	Employment Agreement between Comcast Corporation and Jeff Shell, dated as of February 19, 2020
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2021, filed with the Securities and Exchange Commission on July 29, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document)
*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: July 29, 2021