Form 10-Q
period 2021-09-30
COMCAST CORP
filed 2021-10-28
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number	Exact Name of Registrant; State of Incorporation; Address and Telephone Number of Principal Executive Offices	I.R.S. Employer Identification No.
001-32871	COMCAST CORPORATION	27-0000798
Pennsylvania
One Comcast Center
Philadelphia, PA 19103-2838
(215) 286-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	CMCSA	NASDAQ Global Select Market
0.000% Notes due 2026	CMCS26	NASDAQ Global Market
0.250% Notes due 2027	CMCS27	NASDAQ Global Market
1.500% Notes due 2029	CMCS29	NASDAQ Global Market
0.250% Notes due 2029	CMCS29A	NASDAQ Global Market
0.750% Notes due 2032	CMCS32	NASDAQ Global Market
1.875% Notes due 2036	CMCS36	NASDAQ Global Market
1.250% Notes due 2040	CMCS40	NASDAQ Global Market
9.455% Guaranteed Notes due 2022	CMCSA/22	New York Stock Exchange
5.50% Notes due 2029	CCGBP29	New York Stock Exchange
2.0% Exchangeable Subordinated Debentures due 2029	CCZ	New York Stock Exchange
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
As of September 30, 2021, there were 4,559,478,670 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2021. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenue	$30,298	$25,532	$86,049	$75,856
Costs and Expenses:
Programming and production	10,395	8,565	28,570	23,683
Other operating and administrative	8,981	8,059	25,799	23,959
Advertising, marketing and promotion	1,995	1,512	5,462	4,791
Depreciation	2,177	2,122	6,407	6,328
Amortization	1,301	1,198	3,815	3,520
Total costs and expenses	24,848	21,456	70,053	62,281
Operating income	5,450	4,076	15,996	13,575
Interest expense	(1,050)	(1,220)	(3,161)	(3,544)
Investment and other income (loss), net	766	(86)	2,374	(382)
Income before income taxes	5,166	2,770	15,208	9,649
Income tax expense	(1,235)	(739)	(4,354)	(2,385)
Net income	3,931	2,031	10,854	7,264
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(104)	12	(249)	110
Net income attributable to Comcast Corporation	$4,035	$2,019	$11,102	$7,154
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.88	$0.44	$2.42	$1.57
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.86	$0.44	$2.38	$1.55
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$3,931	$2,031	$10,854	$7,264
Currency translation adjustments, net of deferred taxes of $231, $40, $122 and $24	(692)	1,642	(666)	(589)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $1, $6, $(16) and $23	46	(99)	151	(72)
Realized (gains) losses reclassified to net income, net of deferred taxes of $(7), $8, $(7) and $29	(9)	(8)	(5)	(135)
Employee benefit obligations and other, net of deferred taxes of $2, $2, $7 and $8	(8)	(7)	(25)	(25)
Comprehensive income	3,268	3,559	10,309	6,443
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(104)	12	(249)	110
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	37	11	14
Comprehensive income attributable to Comcast Corporation	$3,370	$3,510	$10,546	$6,319
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Operating Activities
Net income	$10,854	$7,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,222	9,848
Share-based compensation	1,019	922
Noncash interest expense (income), net	287	606
Net (gain) loss on investment activity and other	(1,953)	514
Deferred income taxes	2,087	(224)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(720)	982
Film and television costs, net	(541)	163
Accounts payable and accrued expenses related to trade creditors	667	(545)
Other operating assets and liabilities	(465)	165
Net cash provided by operating activities	21,457	19,695
Investing Activities
Capital expenditures	(6,146)	(6,344)
Cash paid for intangible assets	(2,006)	(1,771)
Construction of Universal Beijing Resort	(825)	(1,118)
Acquisitions, net of cash acquired	(167)	(225)
Proceeds from sales of businesses and investments	500	2,131
Purchases of investments	(122)	(545)
Other	359	(101)
Net cash provided by (used in) investing activities	(8,406)	(7,973)
Financing Activities
Proceeds from borrowings	2,515	18,339
Repurchases and repayments of debt	(9,041)	(16,771)
Repurchases of common stock under repurchase program and employee plans	(2,617)	(429)
Dividends paid	(3,387)	(3,086)
Other	(416)	(1,644)
Net cash provided by (used in) financing activities	(12,946)	(3,591)
Impact of foreign currency on cash, cash equivalents and restricted cash	(15)	17
Increase (decrease) in cash, cash equivalents and restricted cash	90	8,148
Cash, cash equivalents and restricted cash, beginning of period	11,768	5,589
Cash, cash equivalents and restricted cash, end of period	$11,858	$13,737
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$11,806	$11,740
Receivables, net	11,974	11,466
Other current assets	3,646	3,535
Total current assets	27,427	26,741
Film and television costs	12,645	13,340
Investments	9,163	7,820
Investment securing collateralized obligation	563	447
Property and equipment, net of accumulated depreciation of $55,484 and $54,388	52,809	51,995
Goodwill	69,626	70,669
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $22,902 and $19,825	33,393	35,389
Other noncurrent assets, net	12,070	8,103
Total assets	$277,061	$273,869
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$12,020	$11,364
Accrued participations and residuals	1,683	1,706
Deferred revenue	3,091	2,963
Accrued expenses and other current liabilities	9,250	9,617
Current portion of long-term debt	695	3,146
Total current liabilities	26,738	28,796
Long-term debt, less current portion	96,522	100,614
Collateralized obligation	5,169	5,168
Deferred income taxes	30,050	28,051
Other noncurrent liabilities	20,756	18,222
Commitments and contingencies
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	520	1,280
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,432,269,698 and 5,444,002,825; outstanding, 4,559,478,670 and 4,571,211,797	54	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,134	39,464
Retained earnings	61,783	56,438
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	1,328	1,884
Total Comcast Corporation shareholders’ equity	95,782	90,323
Noncontrolling interests	1,524	1,415
Total equity	97,306	91,738
Total liabilities and equity	$277,061	$273,869
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
Balance, beginning of period	$530	$1,256	$1,280	$1,372
Redemption of subsidiary preferred stock	—	—	(725)	—
Contributions from (distributions to) noncontrolling interests, net	(19)	(9)	(59)	(46)
Other	—	(9)	(10)	(174)
Net income (loss)	9	16	33	102
Balance, end of period	$520	$1,254	$520	$1,254

Class A Common Stock
Balance, beginning of period	$55	$54	$54	$54
Issuances of common stock under employee plans	—	—	—	—
Balance, end of period	$54	$54	$54	$54

Additional Paid-In Capital
Balance, beginning of period	$40,046	$38,936	$39,464	$38,447
Stock compensation plans	233	240	802	713
Repurchases of common stock under repurchase program and employee plans	(209)	(61)	(340)	(164)
Employee stock purchase plans	62	60	201	193
Other	2	(2)	7	(16)
Balance, end of period	$40,134	$39,173	$40,134	$39,173

Retained Earnings
Balance, beginning of period	$60,359	$53,420	$56,438	$50,695
Cumulative effects of adoption of accounting standards	—	—	—	(124)
Repurchases of common stock under repurchase program and employee plans	(1,458)	(113)	(2,290)	(281)
Dividends declared	(1,153)	(1,062)	(3,470)	(3,187)
Other	—	(10)	4	(3)
Net income (loss)	4,035	2,019	11,102	7,154
Balance, end of period	$61,783	$54,254	$61,783	$54,254

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$1,992	$(1,279)	$1,884	$1,047
Other comprehensive income (loss)	(664)	1,491	(556)	(835)
Balance, end of period	$1,328	$212	$1,328	$212

Noncontrolling Interests
Balance, beginning of period	$1,581	$1,177	$1,415	$1,148
Other comprehensive income (loss)	2	38	11	14
Contributions from (distributions to) noncontrolling interests, net	55	185	379	200
Other	(2)	(1)	—	25
Net income (loss)	(112)	(4)	(282)	8
Balance, end of period	$1,524	$1,395	$1,524	$1,395
Total equity	$97,306	$87,571	$97,306	$87,571
Cash dividends declared per common share	$0.25	$0.23	$0.75	$0.69
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
Media consists primarily of NBCUniversal’s television and streaming platforms, including national, regional and international cable networks; the NBC and Telemundo broadcast networks; NBC and Telemundo owned local broadcast television stations; Peacock, our direct-to-consumer streaming service; and various digital properties. Revenue is generated primarily from the sale of advertising on our television networks, Peacock and digital properties; and the fees received from the distribution of our television network programming to traditional and virtual multichannel video providers and from NBC-affiliated and Telemundo-affiliated local broadcast television stations. Media also generates other revenue from content licensing and various digital properties.
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
Theme Parks consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; Osaka, Japan; and Beijing, China. We are developing an additional theme park in Orlando, Florida. Revenue is generated primarily from guest spending at our Universal theme parks.

Comcast Corporation
Sky is one of Europe’s leading entertainment companies, which primarily includes a direct-to-consumer business, providing video, broadband, voice and wireless phone services, and a content business, operating entertainment networks, the Sky News broadcast network and Sky Sports networks. Revenue is generated primarily from residential and business customers that subscribe to our services; from the distribution of Sky’s owned television networks on third-party platforms and the licensing of owned and acquired programming to third-party video providers; and from the sale of advertising.
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

	Three Months Ended September 30, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$16,115	$7,069	$1,965	$1,673	$370
NBCUniversal
Media	6,770	997	248	20	38
Studios	2,407	179	14	1	3
Theme Parks	1,449	434	213	122	8
Headquarters and Other	28	(248)	115	87	36
Eliminations(a)	(654)	(12)	—	—	—
NBCUniversal	10,001	1,349	591	229	85
Sky	4,988	971	884	160	221
Corporate and Other	65	(335)	38	80	48
Eliminations(a)	(871)	(98)	—	—	—
Comcast Consolidated	$30,298	$8,957	$3,477	$2,142	$723

	Three Months Ended September 30, 2020
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$15,000	$6,411	$1,952	$1,770	$296
NBCUniversal
Media	4,589	985	245	19	39
Studios	1,898	340	17	3	1
Theme Parks	385	(174)	209	306	11
Headquarters and Other	12	(127)	112	29	28
Eliminations(a)	(551)	(114)	—	—	—
NBCUniversal	6,333	910	583	357	79
Sky	4,793	515	750	237	176
Corporate and Other	44	(264)	35	23	1
Eliminations(a)	(638)	11	—	—	—
Comcast Consolidated	$25,532	$7,583	$3,320	$2,387	$552

Comcast Corporation

	Nine Months Ended September 30, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$47,922	$20,972	$5,845	$4,739	$1,022
NBCUniversal
Media	16,955	3,847	749	49	112
Studios	7,027	833	39	2	9
Theme Parks	3,163	593	615	348	23
Headquarters and Other	65	(643)	356	184	93
Eliminations(a)	(2,230)	(238)	—	—	—
NBCUniversal	24,981	4,392	1,759	584	238
Sky	15,205	1,895	2,524	615	633
Corporate and Other	246	(876)	95	208	113
Eliminations(a)	(2,304)	(87)	—	—	—
Comcast Consolidated	$86,049	$26,297	$10,222	$6,146	$2,006

	Nine Months Ended September 30, 2020
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$44,346	$18,663	$5,835	$4,491	$978
NBCUniversal
Media	13,563	4,150	732	79	126
Studios	6,359	963	49	9	4
Theme Parks	1,446	(480)	590	897	42
Headquarters and Other	32	(430)	357	129	106
Eliminations(a)	(1,623)	(224)	—	—	—
NBCUniversal	19,777	3,979	1,728	1,114	278
Sky	13,389	1,815	2,188	649	512
Corporate and Other	204	(846)	97	90	3
Eliminations(a)	(1,860)	29	—	—	—
Comcast Consolidated	$75,856	$23,640	$9,848	$6,344	$1,771

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cable Communications	$69	$56	$162	$139
NBCUniversal
Media	714	478	1,799	1450
Studios	682	615	2,357	1,780
Theme Parks	—	—	1	—
Headquarters and Other	23	9	52	15
Sky	3	6	26	15
Corporate and Other	32	24	137	84
Total intersegment revenue	$1,525	$1,189	$4,535	$3,483

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Adjusted EBITDA	$8,957	$7,583	$26,297	$23,640
Adjustments	(30)	(187)	(79)	(217)
Depreciation	(2,177)	(2,122)	(6,407)	(6,328)
Amortization	(1,301)	(1,198)	(3,815)	(3,520)
Interest expense	(1,050)	(1,220)	(3,161)	(3,544)
Investment and other income (loss), net	766	(86)	2,374	(382)
Income before income taxes	$5,166	$2,770	$15,208	$9,649
Adjustments represent the impacts of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including Sky transaction-related costs and costs related to our investment portfolio. Adjustments for the three and nine months ended September 30, 2020 also include $177 million related to a legal settlement.
Goodwill by Segment
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2021 are as follows:

		NBCUniversal
(in billions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Media	Studios	Theme Parks	Sky	Corporate and Other	Total
Balance, December 31, 2020	$15.3	$14.0	$1.1	$3.3	$—	$—	$7.0	$30.0	$—	$70.7
Segment change	—	(14.0)	(1.1)	(3.3)	14.7	3.7	—	—	—	—
Foreign currency translation and other	0.1	—	—	—	—	—	(0.4)	(0.6)	—	(1.0)
Balance, September 30, 2021	$15.3	$—	$—	$—	$14.7	$3.7	$6.6	$29.3	$—	$69.6

Comcast Corporation
Note 3: Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Residential:
Broadband	$5,801	$5,198	$17,118	$15,199
Video	5,499	5,421	16,676	16,468
Voice	851	876	2,592	2,652
Wireless	603	400	1,672	1,069
Business services	2,227	2,049	6,597	6,096
Advertising	705	674	2,002	1,659
Other	427	382	1,265	1,203
Total Cable Communications	16,115	15,000	47,922	44,346

Advertising	3,255	1,881	7,537	5,696
Distribution	2,987	2,194	7,934	6,541
Other	528	514	1,483	1,326
Total Media	6,770	4,589	16,955	13,563

Content licensing	1,827	1,584	5,683	5,149
Theatrical	307	28	544	351
Home entertainment and other	273	286	801	859
Total Studios	2,407	1,898	7,027	6,359

Total Theme Parks	1,449	385	3,163	1,446
Headquarters and Other	28	12	65	32
Eliminations(a)	(654)	(551)	(2,230)	(1,623)
Total NBCUniversal	10,001	6,333	24,981	19,777

Direct-to-consumer	4,127	3,943	12,415	11,146
Content	300	388	1,013	947
Advertising	561	462	1,777	1,296
Total Sky	4,988	4,793	15,205	13,389

Corporate and Other	65	44	246	204
Eliminations(a)	(871)	(638)	(2,304)	(1,860)
Total revenue	$30,298	$25,532	$86,049	$75,856
(a)Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States but also in select international markets. The table below summarizes revenue by geographic location.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
United States	$23,978	$19,680	$67,317	$59,026
Europe	5,517	5,196	16,552	14,850
Other	802	656	2,180	1,980
Total revenue	$30,298	$25,532	$86,049	$75,856

Comcast Corporation
Condensed Consolidated Balance Sheet
The following tables summarize our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheet that relate to the recognition of revenue and collection of the related cash, as well as the deferred costs associated with our contracts with customers.

(in millions)	September 30, 2021	December 31, 2020
Receivables, gross	$12,729	$12,273
Less: Allowance for doubtful accounts	754	807
Receivables, net	$11,974	$11,466

(in millions)	September 30, 2021	December 31, 2020
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,024	$1,091
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,000	$1,060
Noncurrent deferred revenue (included in other noncurrent liabilities)	$732	$750
Note 4: Programming and Production Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Video distribution programming	$3,337	$3,089	$10,267	$9,351
Film and television content:
Owned(a)	2,215	1,674	6,406	5,737
Licensed, including sports rights	4,536	3,526	11,028	7,774
Other	307	276	868	822
Total programming and production costs	$10,395	$8,565	$28,570	$23,683
(a) Amount includes amortization of owned content of $1.9 billion and $5.3 billion for the three and nine months ended September 30, 2021, respectively, and $1.6 billion and $4.9 billion for the three and nine months ended September 30, 2020, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	September 30, 2021	December 31, 2020
Owned:
Released, less amortization	$3,586	$3,815
Completed, not released	373	139
In production and in development	2,598	2,755
	6,557	6,709
Licensed, including sports advances	6,088	6,631
Film and television costs	$12,645	$13,340
Note 5: Long-Term Debt
As of September 30, 2021, our debt had a carrying value of $97.2 billion and an estimated fair value of $112.4 billion. As of December 31, 2020, our debt had a carrying value of $103.8 billion and an estimated fair value of $125.6 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Comcast Corporation
In March 2021, we entered into a new $11 billion revolving credit facility due March 30, 2026 with a syndicate of banks that may be used for general corporate purposes. We may increase the commitments under the revolving credit facility up to a total of $14 billion, as well as extend the expiration date to no later than March 30, 2028, subject to approval of the lenders. The interest rate on the revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of September 30, 2021, the borrowing margin for borrowings based on the London Interbank Offered Rate was 1.00%. Our revolving credit facility requires that we maintain certain financial ratios based on debt and EBITDA, as defined in the revolving credit facility. We were in compliance with all financial covenants for all periods presented. The new revolving credit facility replaced an aggregate $9.2 billion of existing revolving credit facilities due May 26, 2022, which were terminated. Our revolving credit facilities were undrawn as of both September 30, 2021 and December 31, 2020.
Note 6: Significant Transactions
Universal Beijing Resort
We entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”), which opened in September 2021. We own a 30% interest in Universal Beijing Resort and the construction was funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. In the third quarter of 2021, the maximum borrowing limit under the debt financing agreement was increased to ¥29.7 billion RMB (approximately $4.6 billion) from ¥26.6 billion RMB (approximately $4.1 billion). As of September 30, 2021, Universal Beijing Resort had $3.4 billion of debt outstanding, including $3.0 billion principal amount of a term loan under the debt financing agreement.
As of September 30, 2021, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $9.1 billion and $7.5 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Acquisitions
In October 2021, we acquired Masergy, a provider of software-defined networking and cloud platforms for global enterprises, for total cash consideration of $1.2 billion. The acquisition accelerates our growth in serving large and mid-sized companies, particularly U.S.-based organizations with multi-site global enterprises. We will apply acquisition accounting to Masergy and its results of operations will be included in our consolidated results of operations following the date of acquisition and be reported in our Cable Communications segment. The assets and liabilities acquired as a result of the transaction will be recorded at their estimated fair values, however, due to the limited time since the acquisition date, the initial acquisition accounting is incomplete.
Note 7: Investments
Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Equity in net income (losses) of investees, net	$602	$(266)	$1,696	$(634)
Realized and unrealized gains (losses) on equity securities, net	106	118	532	65
Other income (loss), net	59	62	146	187
Investment and other income (loss), net	$766	$(86)	$2,374	$(382)
The amount of unrealized gains (losses) recognized in the three months ended September 30, 2021 and 2020 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period were losses of $165 million and gains of $79 million, respectively. The amount of unrealized gains (losses) recognized in the nine months ended September 30, 2021 and 2020 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period were gains of $91 million and losses of $2 million, respectively.

Comcast Corporation
Investments

(in millions)	September 30, 2021	December 31, 2020
Equity method	$7,044	$6,006
Marketable equity securities	368	460
Nonmarketable equity securities	2,092	1,950
Other investments	345	143
Total investments	9,849	8,559
Less: Current investments	123	292
Less: Investment securing collateralized obligation	563	447
Noncurrent investments	$9,163	$7,820
Equity Method
Atairos
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the nine months ended September 30, 2021 and 2020, we made cash capital contributions to Atairos totaling $36 million and $184 million, respectively. As of September 30, 2021 and December 31, 2020, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $5.2 billion and $3.9 billion, respectively. As of September 30, 2021, our remaining unfunded capital commitment was $1.5 billion.
Hulu and Collateralized Obligation
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of September 30, 2021 and December 31, 2020, the carrying value and fair value of our collateralized obligation were $5.2 billion. The estimated fair value was based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value.
Other Investments
AirTouch
In April 2020, Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), redeemed the two series of preferred stock and we received cash payments totaling $1.7 billion. Subsequently, we redeemed and repurchased the three series of preferred shares issued by one of our consolidated subsidiaries and made cash payments totaling $1.8 billion.
Note 8: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Weighted-average number of common shares outstanding – basic	4,588	4,577	4,593	4,571
Effect of dilutive securities	77	51	75	45
Weighted-average number of common shares outstanding – diluted	4,665	4,628	4,668	4,616
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

Comcast Corporation
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2021	December 31, 2020
Cumulative translation adjustments	$1,113	$1,790
Deferred gains (losses) on cash flow hedges	37	(109)
Unrecognized gains (losses) on employee benefit obligations and other	178	203
Accumulated other comprehensive income (loss), net of deferred taxes	$1,328	$1,884
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
Recognized Share-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Restricted share units	$167	$164	$560	$484
Stock options	70	72	248	226
Employee stock purchase plans	9	9	29	30
Total	$246	$245	$837	$740
As of September 30, 2021, we had unrecognized pretax compensation expense of $1.3 billion and $649 million related to nonvested RSUs and nonvested stock options, respectively.
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
Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30,
(in millions)	2021	2020
Interest	$2,943	$2,845
Income taxes	$2,201	$2,298
Noncash Activities
During the nine months ended September 30, 2021:
•we recognized operating lease assets and liabilities of $2.8 billion related to Universal Beijing Resort with lease terms of 33 years and using a weighted average discount rate of 4.4%
•we acquired $1.6 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.25 per common share paid in October 2021

Comcast Corporation
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

(in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$11,806	$11,740
Restricted cash included in other current assets	39	14
Restricted cash included in other noncurrent assets, net	12	14
Cash, cash equivalents and restricted cash, end of period	$11,858	$11,768
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
Impacts of COVID-19
The novel coronavirus disease 2019 (“COVID-19”) and measures taken to prevent its spread across the globe have impacted our businesses in a number of ways. COVID-19 has had material negative impacts on NBCUniversal and Sky results of operations primarily due to the temporary restrictions and closures at our theme parks and the impacts on professional sports, respectively. We expect the effects of the COVID-19 pandemic will continue to adversely impact our consolidated results of operations over the near to medium term, although the extent of such impact will depend on restrictive governmental measures, U.S. and global economic conditions, expanded availability and acceptance of vaccines and consumer behavior in response to COVID-19. The most significant effects of COVID-19 began in the latter part of the first quarter of 2020, affecting the comparability of periods included in this report. The following summary provides a discussion of current and potential future effects of the pandemic with direct impacts to our businesses.
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
NBCUniversal
•Our theme parks in Orlando and Hollywood operated without capacity restrictions in the third quarter of 2021, following periods with capacity restrictions in place that ended in the second quarter of 2021. Our theme park in Hollywood began requiring proof of vaccination or a negative COVID-19 test result for park entry in accordance with local requirements in the fourth quarter of 2021. Our theme park in Japan has been operating with capacity restrictions and our newest theme park, Universal Beijing Resort, opened in September 2021 with capacity restrictions. The capacity restrictions and temporary closures of our theme parks at various times in 2020 and 2021 have had a significant impact on our revenue and Adjusted EBITDA for the three and nine months ended September 30, 2021 on a consolidated basis. The results of operations at our theme parks may continue to be negatively impacted and we cannot predict if some or all of our parks will remain open or continue to be subject to capacity restrictions, or the level of attendance at our reopened parks. The development of the Epic Universe theme park in Orlando resumed in the first quarter of 2021.
•Delays to the start of seasons for certain professional sports leagues, including the 2020-2021 NHL and NBA seasons, resulted in the shift of additional events into the first half of 2021 compared to a normal year. The delays impacted the timing of revenue and expense recognition because both advertising revenue and costs associated with broadcasting these programs are recognized when events are broadcast. The timing of sports seasons generally returned to a normal calendar beginning in the third quarter of 2021. In addition, the Tokyo Olympics were postponed from the third quarter of 2020 and took place in the third quarter of 2021, resulting in a corresponding delay of the associated revenue and costs.

•Our studio production operations have generally returned to full capacity. With the temporary closure or limited capacity operation of many movie theaters worldwide, we have delayed or altered the theatrical distribution strategy for certain of our films, both domestically and internationally. Delays in theatrical releases affect both current and future periods as a result of corresponding delays in subsequent content licensing windows. Results of operations in our Studios segment may be negatively impacted over the near to medium term as a result of COVID-19.
Sky
•Direct-to-consumer revenue has been negatively impacted, and future periods may be negatively impacted, as a result of lower sports subscription revenue due to the closures and extent of reopening of our commercial customers’ locations. In addition, delays to the start of the 2020-2021 seasons for certain sports, including European football, resulted in the shift of additional events and the significant costs associated with broadcasting these programs into the first and second quarters of 2021 compared to a normal year. The timing of sports seasons generally returned to a normal calendar beginning in the third quarter of 2021.
In 2020, our businesses implemented separate cost savings initiatives, with the most significant relating to severance at NBCUniversal in connection with the realignment of the operating structure in our television businesses as well as overall reductions in the cost base. The costs of these initiatives were presented in Corporate and Other. Payments related to NBCUniversal employee severance are expected to be substantially complete in 2021 and the related costs savings will be realized in operating costs and expenses primarily beginning in 2021. A portion of these cost savings may be reallocated to investments in content and other strategic initiatives.

Consolidated Operating Results

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except per share data)	2021	2020	%	2021	2020	%
Revenue	$30,298	$25,532	18.7%	$86,049	$75,856	13.4%
Costs and Expenses:
Programming and production	10,395	8,565	21.4	28,570	23,683	20.6
Other operating and administrative	8,981	8,059	11.4	25,799	23,959	7.7
Advertising, marketing and promotion	1,995	1,512	32.0	5,462	4,791	14.0
Depreciation	2,177	2,122	2.6	6,407	6,328	1.3
Amortization	1,301	1,198	8.6	3,815	3,520	8.4
Operating income	5,450	4,076	33.7	15,996	13,575	17.8
Interest expense	(1,050)	(1,220)	(14.0)	(3,161)	(3,544)	(10.8)
Investment and other income (loss), net	766	(86)	NM	2,374	(382)	NM
Income before income taxes	5,166	2,770	86.5	15,208	9,649	57.6
Income tax expense	(1,235)	(739)	67.1	(4,354)	(2,385)	82.5
Net income	3,931	2,031	93.5	10,854	7,264	49.4
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(104)	12	NM	(249)	110	NM
Net income attributable to Comcast Corporation	$4,035	$2,019	99.8%	$11,102	$7,154	55.2%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.88	$0.44	100.0%	$2.42	$1.57	54.1%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.86	$0.44	95.5%	$2.38	$1.55	53.5%

Adjusted EBITDA(a)	$8,957	$7,583	18.1%	$26,297	$23,640	11.2%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 30 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated Revenue
Media, Cable Communications, Theme Parks, Studios and Sky drove increases in consolidated revenue for the three months ended September 30, 2021. Cable Communications, Media, Sky, Theme Parks and Studios drove increases in consolidated revenue for the nine months ended September 30, 2021.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated Costs and Expenses
Media, Studios, Cable Communications and Theme Parks drove increases in consolidated operating costs and expenses for the three months ended September 30, 2021, which were partially offset by decreases in operating costs and expenses in Sky. Media, Sky, Cable Communications, Studios and Theme Parks drove increases in consolidated operating costs and expenses for the nine months ended September 30, 2021.
Operating costs and expenses for our segments and our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.” Consolidated costs and expenses for the three and nine months ended September 30, 2020 also include $177 million related to a legal settlement that was excluded from Adjusted EBITDA and our segment operating results.

Consolidated Depreciation and Amortization Expense

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Cable Communications	$1,965	$1,952	0.6%	$5,845	$5,835	0.2%
NBCUniversal	591	583	1.3	1,759	1,728	1.8
Sky	884	750	17.9	2,524	2,188	15.3
Corporate and Other	38	35	11.6	95	97	(0.4)
Comcast Consolidated	$3,477	$3,320	4.8%	$10,222	$9,848	3.8%
Consolidated depreciation and amortization expense increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to increases at Sky, which include the impacts of foreign currency.
Amortization expense from acquisition-related intangible assets totaled $603 million and $1.8 billion for the three and nine months ended September 30, 2021, respectively. Amortization expense from acquisition-related intangible assets totaled $574 million and $1.7 billion for the three and nine months ended September 30, 2020, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Interest Expense
Interest expense decreased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a $220 million charge recorded in the prior year period related to the early redemption of senior notes, as well as a decrease in average debt outstanding. Interest expense decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a $360 million charge recorded in the prior year period related to the early redemption of senior notes, as well as a decrease in average debt outstanding and lower weighted-average interest rates, partially offset by a $78 million charge recorded in the current year period related to the early redemption of senior notes.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Equity in net income (losses) of investees, net	$602	$(266)	NM	$1,696	$(634)	NM
Realized and unrealized gains (losses) on equity securities, net	106	118	(10.9)	532	65	NM
Other income (loss), net	59	62	(5.3)	146	187	(22.4)
Total investment and other income (loss), net	$766	$(86)	NM	$2,374	$(382)	NM
The change in investment and other income (loss) net for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to equity in net income (losses) of investees, net related to our investment in Atairos Group, Inc. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income of $555 million and $1.5 billion for the three and nine months ended September 30, 2021, respectively, and losses of $107 million and $242 million for the three and nine months ended September 30, 2020, respectively. The changes in realized and unrealized gains (losses) on equity securities, net for the three and nine months ended September 30, 2021 compared to the same periods in 2020 include gains from fair value adjustments on nonmarketable equity securities in the current year periods and losses on marketable securities in the current year periods compared to gains in the prior year periods.
Consolidated Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2021 and 2020 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The increases in income tax expense for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily due to higher income before income taxes. We also recognized income tax expense of $498 million in the second quarter of 2021 related to an increase in our net deferred tax liability as a result of the enactment of tax law changes in the United Kingdom (see Note 9) and income tax expense in the third quarter 2020 as a result of adjustments due to other tax law changes.

Consolidated Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
The changes in net income (loss) attributable to noncontrolling interest and redeemable subsidiary preferred stock for the three and nine months ended September 30, 2021 compared to the same periods in 2020 were primarily due to losses at Universal Beijing Resort, which increased due to pre-opening costs prior to its opening in September 2021 (see Note 6).
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
Cable Communications Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue
Residential:
Broadband	$5,801	$5,198	11.6%	$17,118	$15,199	12.6%
Video	5,499	5,421	1.4	16,676	16,468	1.3
Voice	851	876	(2.9)	2,592	2,652	(2.3)
Wireless	603	400	50.7	1,672	1,069	56.4
Business services	2,227	2,049	8.7	6,597	6,096	8.2
Advertising	705	674	4.6	2,002	1,659	20.6
Other	427	382	12.4	1,265	1,203	5.3
Total revenue	16,115	15,000	7.4	47,922	44,346	8.1
Operating costs and expenses
Programming	3,546	3,296	7.6	10,809	9,978	8.3
Technical and product support	2,169	1,980	9.6	6,265	5,925	5.7
Customer service	581	598	(2.7)	1,765	1,836	(3.8)
Advertising, marketing and promotion	1,012	929	8.8	2,887	2,717	6.3
Franchise and other regulatory fees	432	421	2.5	1,382	1,225	12.8
Other	1,305	1,365	(4.3)	3,841	4,002	(4.0)
Total operating costs and expenses	9,045	8,589	5.3	26,949	25,683	4.9
Adjusted EBITDA	$7,069	$6,411	10.3%	$20,972	$18,663	12.4%

Customer Metrics

			Net Additions / (Losses)
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020	2021	2020
Customer relationships
Residential customer relationships	31,576	30,263	237	539	884	1,140
Business services customer relationships	2,473	2,401	18	17	46	5
Total customer relationships	34,048	32,664	255	556	930	1,144
Residential customer relationships mix
One product customers	13,959	11,931	481	625	1,551	1,710
Two product customers	8,473	8,732	(89)	(9)	(261)	(191)
Three or more product customers	9,144	9,600	(156)	(77)	(406)	(379)
Broadband
Residential customers	29,389	27,811	281	617	1,063	1,423
Business services customers	2,300	2,225	19	16	52	10
Total broadband customers	31,688	30,036	300	633	1,115	1,433
Video
Residential customers	17,844	19,220	(382)	(253)	(1,149)	(1,068)
Business services customers	705	874	(26)	(20)	(147)	(92)
Total video customers	18,549	20,094	(408)	(273)	(1,297)	(1,160)
Voice
Residential customers	9,245	9,684	(167)	(14)	(400)	(250)
Business services customers	1,384	1,341	9	11	28	(1)
Total voice customers	10,630	11,025	(158)	(3)	(372)	(251)
Wireless
Wireless lines	3,668	2,580	285	187	842	528

Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Customer relationships represent the number of residential and business customers that subscribe to at least one of our services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional services, the MDU is counted as a single customer. Residential broadband and video customer metrics include certain customers that have prepaid for services. Business customers are generally counted based on the number of locations receiving services within our distribution system, with certain offerings such as Ethernet network services counted as individual customer relationships. Wireless lines represent the number of activated, eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines. Customer metrics for 2021 and 2020 do not include customers in the free Internet Essentials offer or certain high-risk customers who continued to receive service following nonpayment (refer to “Impacts of COVID-19” for further discussion). Total residential customer relationships and broadband customers were updated in the first quarter of 2021 due to a conforming change to methodology, resulting in a reduction of approximately 26,000 customers. There was no impact to net additions and information for all periods presented has been recast on a comparable basis.

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	%	2021	2020	%
Average monthly total revenue per customer relationship	$158.36	$154.39	2.6%	$158.55	$153.54	3.3%
Average monthly Adjusted EBITDA per customer relationship	$69.47	$65.99	5.3%	$69.39	$64.62	7.4%
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
Each of our services has a different contribution to operating margin and we also use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across our service offerings. We believe these metrics are useful to understand the trends in our business and average monthly Adjusted EBITDA per customer relationship is useful particularly as we continue to focus on growing our higher-margin businesses.

Cable Communications Segment – Revenue
Broadband
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to increases in the number of residential broadband customers and increases in average rates. Average rates in the second and third quarter of 2020 were negatively impacted by customer adjustments and waived fees due to COVID-19. Refer to “Video” below for additional information.
Video
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to increases in average rates, partially offset by declines in the number of residential video customers. Average rates in the second and third quarters of 2020 were negatively impacted by customer adjustments accrued as a result of provisions in our programming distribution agreements with regional sports networks related to canceled sporting events. For customers receiving bundled services, the revenue reduction was allocated across each of the services in the bundle. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.
Voice
Revenue decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to declines in the number of residential voice customers, partially offset by increases in average rates. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to increases in the number of customer lines and devices sales.
Business Services
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to increases in average rates compared to the prior year periods and increases in the number of customers receiving our services, which were negatively impacted by COVID-19.
Advertising
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 reflecting an overall market recovery in the current year periods and increases in revenue from our advanced advertising business, partially offset by decreases in political advertising compared to the prior year periods.
Other
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to increases in revenue from our security and automation services and from licensing of our technology platforms.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The prior year periods include the impacts of adjustment provisions in our programming distribution agreements with regional sports networks related to canceled sporting events as a result of COVID-19. Excluding these adjustments, programming expenses increased due to increases in retransmission consent and sports programming rates, partially offset by declines in the number of video subscribers.
Technical and product support expenses increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to increased costs associated with our wireless phone service from increases in the sale of devices and the number of customers receiving this service.
Customer service expenses decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to lower labor costs as a result of reduced call volumes.
Advertising, marketing and promotion expenses increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to increased spending associated with attracting new customers and promoting our service offerings, including advertising expenses associated with the Tokyo Olympics as well as decreased spending as a result of COVID-19 in the prior year periods.
Franchise and other regulatory fees increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to increases in regulatory costs.

Other operating costs and expenses decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to decreases in bad debt expense, partially offset by higher third-party advertising costs for the nine month period.
Cable Communications Segment – Operating Margin
Our operating margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management.
Our operating margin for the three and nine months ended September 30, 2021 was 43.9% and 43.8%, respectively. Our operating margin for the three and nine months ended September 30, 2020 was 42.7% and 42.1%, respectively. While the accrued adjustments for regional sports networks did not impact Adjusted EBITDA, they resulted in an increase to operating margins in the prior year periods. The most significant operating costs and expenses are the programming expenses we incur to provide content to our video customers, which increased 7.6% and 8.3% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.
NBCUniversal Segments Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue
Media	$6,770	$4,589	47.5%	$16,955	$13,563	25.0%
Studios	2,407	1,898	26.8	7,027	6,359	10.5
Theme Parks	1,449	385	NM	3,163	1,446	118.8
Headquarters and Other	28	12	121.4	65	32	103.7
Eliminations	(654)	(551)	(18.4)	(2,230)	(1,623)	(37.3)
Total revenue	$10,001	$6,333	57.9%	$24,981	$19,777	26.3%
Adjusted EBITDA
Media	$997	$985	1.2%	$3,847	$4,150	(7.3)%
Studios	179	340	(47.3)	833	963	(13.6)
Theme Parks	434	(174)	NM	593	(480)	NM
Headquarters and Other	(248)	(127)	(95.1)	(643)	(430)	(49.4)
Eliminations	(12)	(114)	88.9	(238)	(224)	(6.7)
Total Adjusted EBITDA	$1,349	$910	48.2%	$4,392	$3,979	10.4%

Media Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue
Advertising	$3,255	$1,881	73.0%	$7,537	$5,696	32.3%
Distribution	2,987	2,194	36.2	7,934	6,541	21.3
Other	528	514	2.7	1,483	1,326	11.8
Total revenue	6,770	4,589	47.5	16,955	13,563	25.0
Operating costs and expenses
Programming and production	4,475	2,604	71.8	9,676	6,461	49.7
Other operating and administrative	917	788	16.4	2,590	2,383	8.7
Advertising, marketing and promotion	382	212	79.4	842	569	47.9
Total operating costs and expenses	5,774	3,604	60.2	13,107	9,413	39.2
Adjusted EBITDA	$997	$985	1.2%	$3,847	$4,150	(7.3)%

Media Segment – Revenue
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to increases in advertising and distribution revenue, and included revenue from our broadcast of the Tokyo Olympics in the third quarter of 2021. Excluding $1.8 billion of revenue associated with our broadcast of the Tokyo Olympics, Media revenue increased 9.2% and 12.0% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2021	2020	%	2021	2020	%
Advertising	$3,255	$1,881	73.0%	$7,537	$5,696	32.3%
Advertising, excluding Tokyo Olympics	2,017	1,881	7.2	6,300	5,696	10.6
Advertising revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to our broadcast of the Tokyo Olympics. Excluding $1.2 billion of revenue associated with our broadcast of the Tokyo Olympics for the three months ended September 30, 2021, advertising revenue increased due to higher pricing and increased advertising revenue at Peacock in the current year period, partially offset by fewer sporting events in the current year period due to COVID-19 timing impacts and continued audience ratings declines at our television networks. Excluding $1.2 billion of revenue associated with our broadcast of the Tokyo Olympics for the nine months ended September 30, 2021, advertising revenue increased due to higher pricing in the current year period, reduced spending from advertisers in the prior year period as a result of COVID-19, an increased number of sporting events and increased advertising revenue at Peacock, partially offset by continued audience ratings declines at our networks.

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2021	2020	%	2021	2020	%
Distribution	$2,987	$2,194	36.2%	$7,934	$6,541	21.3%
Distribution, excluding Tokyo Olympics	2,465	2,194	12.4	7,413	6,541	13.3
Distribution revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to our broadcast of the Tokyo Olympics. Excluding $522 million of revenue associated with our broadcast of the Tokyo Olympics for the three months ended September 30, 2021, distribution revenue increased due to contractual rate increases in the current year period and increases at Peacock, partially offset by declines in the number of subscribers at our television networks. Excluding $522 million of revenue associated with our broadcast of the Tokyo Olympics for the nine months ended September 30, 2021, distribution revenue increased due to contractual rate increases in the current year period, credits accrued in the prior year period at some of our regional sports networks from fewer games played due to COVID-19 and increases at Peacock, partially offset by declines in the number of subscribers at our television networks.
Other revenue increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to increased revenue from our digital properties.
We expect the number of subscribers and audience ratings at our television networks will continue to decline as a result of the competitive environment and shifting video consumption patterns. Revenue included $230 million and $443 million related to Peacock for the three and nine months ended September 30, 2021, respectively. Revenue included $41 million and $47 million related to Peacock for the three and nine months ended September 30, 2020.

Media Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to increases in programming and production costs, advertising, marketing and promotion costs and other operating and administrative costs. Programming and production costs increased for the three months ended September 30, 2021 primarily due to costs associated with our broadcast of the Tokyo Olympics and higher amortization expenses related to programming at Peacock in the current year period. This increase was partially offset by lower programming costs related to other sporting events due to COVID-19 timing impacts. Programming and production costs increased for the nine months ended September 30, 2021 primarily due to costs associated with our broadcast of the Tokyo Olympics, higher programming costs related to other sporting events due to COVID-19 timing impacts and higher amortization expense related to programming at Peacock in the current year period. Advertising, marketing and promotion costs increased primarily due to higher marketing related to Peacock and higher spending related to our television networks. Other operating and administrative costs increased due to increased costs related to Peacock, partially offset by cost savings initiatives.
Operating costs and expenses included $750 million and $1.6 billion related to Peacock for the three and nine months ended September 30, 2021, respectively. Operating costs and expenses included $274 million and $456 million related to Peacock for the three and nine months ended September 30, 2020, respectively. We expect to continue to incur significant costs related to additional content and marketing as we invest in the platform and attract new customers.
Studios Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue
Content licensing	$1,827	$1,584	15.4%	$5,683	$5,149	10.4%
Theatrical	307	28	NM	544	351	55.0
Home entertainment and other	273	286	(4.8)	801	859	(6.8)
Total revenue	2,407	1,898	26.8	7,027	6,359	10.5
Operating costs and expenses
Programming and production	1,744	1,267	37.6	4,961	4,178	18.7
Other operating and administrative	146	204	(28.8)	475	584	(18.7)
Advertising, marketing and promotion	339	87	NM	759	634	19.7
Total operating costs and expenses	2,228	1,558	43.0	6,195	5,396	14.8
Adjusted EBITDA	$179	$340	(47.3)%	$833	$963	(13.6)%

Studios Segment – Revenue
Revenue increased for the three months ended September 30, 2021 compared to the same period in 2020 due to increases in theatrical revenue and content licensing revenue. Theatrical revenue increased primarily due to current year releases, including F9 and The Boss Baby: Family Business, and the impact of theater closures in the prior year period. Content licensing revenue increased primarily due to the timing of when content was made available by our television studios under licensing agreements, partially offset by the impacts of initial content licenses associated with the launch of Peacock in the prior year period.
Revenue increased for the nine months ended September 30, 2021 compared to the same period in 2020 due to increases in content licensing revenue and theatrical revenue, partially offset by a decrease in home entertainment and other revenue. Content licensing revenue increased primarily due to the timing of when content was made available by our television studios under licensing agreements, including a new licensing agreement for content that became exclusively available for streaming on Peacock during the first quarter of 2021, partially offset by the impacts of initial content licenses associated with the launch of Peacock in the prior year period. Theatrical revenue increased primarily due to releases in the current year period and the impact of COVID-19 on the operation of movie theaters. Home entertainment and other revenue decreased primarily due to a reduced number of film releases in the current year period due to COVID-19.
Studios Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three months ended September 30, 2021 compared to the same period in 2020 due to increases in programming and production costs and advertising, marketing and promotion costs, partially offset by decreases in other operating and administrative costs. Programming and production costs increased primarily due to higher amortization associated with content licensing sales and theatrical releases in the current year period. Advertising, marketing and promotion costs increased due to higher spending on theatrical releases in the current year period. Other operating and administrative costs decreased due to cost savings initiatives.
Operating costs and expenses increased for the nine months ended September 30, 2021 compared to the same period in 2020 due to increases in programming and production costs and advertising, marketing and promotion costs, partially offset by a decrease in other operating and administrative costs. Programming and production costs increased primarily due to higher amortization associated with content licensing sales, including the new licensing agreement for content that became exclusively available for streaming on Peacock during the first quarter of 2021, higher amortization associated with theatrical releases in the current year period and the impact from the updated accounting guidance related to episodic television series, which was adopted and had a favorable impact on programming and production expense in the prior year period. Advertising, marketing and promotion costs increased due to higher spending on theatrical film releases in the current year period. Other operating and administrative costs decreased primarily due to cost savings initiatives.
Theme Parks Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$1,449	$385	NM	$3,163	$1,446	118.8%
Operating costs and expenses	1,015	559	81.5	2,570	1,926	33.4
Adjusted EBITDA	$434	$(174)	NM	$593	$(480)	NM

Theme Parks Segment – Revenue
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to improved operating conditions compared to the prior year periods, when each of our theme parks were either operating at limited capacity or closed as a result of COVID-19. All of our theme parks temporarily closed beginning in mid to late first quarter of 2020. Our theme park in Orlando reopened with capacity restrictions in the second quarter of 2020 and began operating without capacity restrictions during the end of the second quarter of 2021. Our theme park in Hollywood reopened with capacity restrictions early in the second quarter of 2021 and began operating without capacity restrictions by the end of that quarter. While our theme park in Japan has been reopened with capacity restrictions since the second quarter of 2020, it had a temporary closure in the second quarter of 2021. Our newest theme park in Beijing opened in September 2021 with capacity restrictions.

Theme Parks Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to the operation of our theme parks in the current year periods compared to temporary closures and capacity restrictions in the prior year periods and increased pre-opening costs and operating costs after the opening of Universal Beijing Resort in September 2021.
NBCUniversal Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$28	$12	121.4%	$65	$32	103.7%
Operating costs and expenses	276	139	97.4	709	462	53.2
Adjusted EBITDA	$(248)	$(127)	(95.1)%	$(643)	$(430)	(49.4)%
Operating costs and expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$(654)	$(551)	18.4%	$(2,230)	$(1,623)	37.3%
Operating costs and expenses	(642)	(437)	45.6	(1,992)	(1,399)	42.2
Adjusted EBITDA	$(12)	$(114)	(88.9)%	$(238)	$(224)	6.7%
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
For the three and nine months ended September 30, 2021, approximately 37% and 41%, respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. For the three and nine months ended September 30, 2020, approximately 39% and 35%, respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. Eliminations will increase or decrease to the extent that additional content is made available to our other segments. Refer to Note 2 for further discussion of transactions between our segments.
Sky Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Constant Currency Change(a)	Nine Months Ended September 30,		Increase/ (Decrease)	Constant Currency Change(a)
(in millions)	2021	2020	%	%	2021	2020	%	%
Revenue
Direct-to-consumer	$4,127	$3,943	4.7%	(0.1)%	$12,415	$11,146	11.4%	3.1%
Content	300	388	(22.8)	(26.4)	1,013	947	7.0	(0.7)
Advertising	561	462	21.4	15.6	1,777	1,296	37.1	27.0
Total revenue	4,988	4,793	4.1	(0.7)	15,205	13,389	13.6	5.1
Operating costs and expenses
Programming and production	1,779	2,350	(24.3)	(27.2)	6,710	5,957	12.6	4.9
Direct network costs	647	530	22.2	14.7	1,903	1,485	28.1	17.6
Other	1,591	1,398	13.7	8.5	4,697	4,132	13.7	5.1
Total operating costs and expenses	4,016	4,278	(6.1)	(10.2)	13,310	11,574	15.0	6.6
Adjusted EBITDA	$971	$515	88.8%	76.2%	$1,895	$1,815	4.4%	(4.3)%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 30 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
Customer Metrics

			Net Additions / (Losses)
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020	2021	2020
Total customer relationships	22,966	22,981	(233)	(21)	(259)	(299)
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

	Three Months Ended September 30,		Increase/ (Decrease)	Constant Currency Change(a)	Nine Months Ended September 30,		Increase/ (Decrease)	Constant Currency Change(a)
	2021	2020	%	%	2021	2020	%	%
Average monthly direct-to-consumer revenue per customer relationship	$59.60	$57.17	4.3%	(0.5)%	$59.72	$53.54	11.5%	3.2%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 30 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
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
Sky Segment – Revenue
Direct-to-Consumer
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, revenue remained consistent with the prior year period for the three months ended September 30, 2021 primarily due to consistent average revenue per customer relationship and customer relationships. Average revenue per customer relationship was impacted by rate increases in the United Kingdom, which were offset by declines in Italy compared to the prior year periods. Customer relationships included increases in the United Kingdom, offset by decreases in Italy compared to the prior year periods. The declines in customer relationships and average revenue per customer relationship in Italy primarily resulted from reduced broadcast rights for Lega Nazionale Professionisti Serie A (“Serie A”), which we had held through the end of the 2020-2021 season. Beginning with the 2021-2022 season in the third quarter of 2021 and through the 2023-2024 season, we have nonexclusive broadcast rights to fewer matches, which has resulted and we expect will continue to result in declines in revenue and customer relationships in Italy.
Excluding the impact of foreign currency, revenue increased for the nine months ended September 30, 2021 primarily due to increased average revenue per customer relationship. Average revenue per customer relationship increased primarily due to rate increases in the United Kingdom and the impacts of COVID-19 in the prior year period, partially offset by a decline in Italy related to Serie A. Customer relationships remained consistent with the prior year period due to increases in the United Kingdom, offset by decreases in Italy compared to the prior year period.

Content
Revenue decreased for the three months ended September 30, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, revenue decreased for the three months ended September 30, 2021 primarily due to sports programming licensing revenue, which included revenue for the Union of European Football Associations Champions League in Germany and Italy and Serie A in the prior year period, as well as the timing of sporting events compared to the prior year period due to COVID-19.
Revenue increased for the nine months ended September 30, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, revenue remained consistent with the prior year period primarily due to lower revenue from sports programming licensing agreements in the current year period, offset by higher revenue from the distribution of Sky’s sports programming on third-party platforms due to the impacts of COVID-19 in the prior year period.
Advertising
Revenue increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, revenue increased primarily reflecting an overall market recovery compared to the prior year periods.
Sky Segment – Operating Costs and Expenses
Programming and production costs decreased for the three months ended September 30, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, programming and production costs decreased for the three months ended September 30, 2021 primarily due to the timing of recognition of costs related to sporting events, including additional events in the prior year period due to COVID-19 and lower costs associated with Serie A in the current year period. Programming and production costs increased for the nine months ended September 30, 2021 compared to the same period in 2020. Excluding the impact of foreign currency, programming and production costs increased for the nine months ended September 30, 2021 primarily due to an increase in the number of sporting events in the current year period due to COVID-19, including the impacts of the delayed starts of the 2020-2021 European football seasons in the prior year period, partially offset by lower costs associated with Serie A in the current year period.
Direct network costs increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, direct network costs increased primarily due to increases in costs associated with Sky’s wireless phone and broadband services from increases in the sale of handsets and the number of customers receiving these services.
Other expenses increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Excluding the impact of foreign currency, other expenses increased primarily due to higher fees paid to third-party channels related to advertising sales and higher marketing costs, reflecting the impact of COVID-19 in the prior year periods, as well as higher customer service costs in the current year periods, partially offset by lower personnel costs.

Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$65	$44	50.9%	$246	$204	20.9%
Operating costs and expenses	400	308	30.2	1,122	1,050	7.0
Adjusted EBITDA	$(335)	$(264)	(26.8)%	$(876)	$(846)	(3.6)%
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
Eliminations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2021	2020	%	2021	2020	%
Revenue	$(871)	$(638)	36.6%	$(2,304)	$(1,860)	24.0%
Operating costs and expenses	(773)	(649)	19.2	(2,218)	(1,889)	17.5
Adjusted EBITDA	$(98)	$11	NM	$(87)	$29	NM
Amounts represent eliminations of transactions between Cable Communications, NBCUniversal, Sky and other businesses. Eliminations of transactions between NBCUniversal segments are presented separately. Current year amounts reflect an increase in eliminations associated with the Tokyo Olympics. Refer to Note 2 for a description of transactions between our segments.
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income attributable to Comcast Corporation	$4,035	$2,019	$11,102	$7,154
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(104)	12	(249)	110
Income tax expense	1,235	739	4,354	2,385
Investment and other (income) loss, net	(766)	86	(2,374)	382
Interest expense	1,050	1,220	3,161	3,544
Depreciation	2,177	2,122	6,407	6,328
Amortization	1,301	1,198	3,815	3,520
Adjustments(a)	30	187	79	217
Adjusted EBITDA	$8,957	$7,583	$26,297	$23,640
(a)Amounts represent the impacts of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including Sky transaction-related costs and costs related to our investment portfolio. Amounts for the three and nine months ended September 30, 2020 include $177 million related to a legal settlement.
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
Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended September 30,			Nine Months Ended September 30,
	Actual	Constant Currency	Constant Currency Change	Actual	Constant Currency	Constant Currency Change
(in millions, except per customer data)	2021	2020	%	2021	2020	%
Revenue
Direct-to-consumer	$4,127	$4,131	(0.1)%	$12,415	$12,044	3.1%
Content	300	407	(26.4)	1,013	1,021	(0.7)
Advertising	561	485	15.6	1,777	1,399	27.0
Total revenue	4,988	5,023	(0.7)	15,205	14,464	5.1
Operating costs and expenses
Programming and production	1,779	2,442	(27.2)	6,710	6,398	4.9
Direct network costs	647	564	14.7	1,903	1,618	17.6
Other	1,591	1,466	8.5	4,697	4,468	5.1
Total operating costs and expenses	4,016	4,472	(10.2)	13,310	12,484	6.6
Adjusted EBITDA	$971	$551	76.2%	$1,895	$1,981	(4.3)%
Average monthly direct-to-consumer revenue per customer relationship	$59.60	$59.89	(0.5)%	$59.72	$57.86	3.2%

Liquidity and Capital Resources
Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities; existing cash, cash equivalents and investments; available borrowings under our existing revolving credit facility; and our ability to obtain future external financing.
We maintain significant availability under our revolving credit facility and commercial paper program to meet our short-term liquidity requirements. As of September 30, 2021, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion. We entered into a new revolving credit facility in March 2021 (see Note 5).
We are subject to customary covenants and restrictions set forth in agreements related to debt issued at Comcast and certain of our subsidiaries, including the indentures governing our public debt securities and the credit agreements governing our revolving credit facility. Our credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the revolving credit facility. Compliance with this financial covenant is tested on a quarterly basis under the terms of the revolving credit facility. As of September 30, 2021, we met this financial covenant by a significant margin and we would expect to remain in compliance with this financial covenant and other covenants related to our debt. The covenants and restrictions in our revolving credit facility do not apply to certain entities, including Sky and our international theme parks.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30,
(in millions)	2021	2020
Operating income	$15,996	$13,575
Depreciation and amortization	10,222	9,848
Noncash share-based compensation	1,019	922
Changes in operating assets and liabilities	(1,057)	361
Payments of interest	(2,943)	(2,845)
Payments of income taxes	(2,201)	(2,298)
Other	420	132
Net cash provided by operating activities	$21,457	$19,695
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily related to the timing of amortization and related payments for our film and television costs, including increased production spend partially offset by the timing of sporting events, as well as increases in accounts receivable and decreases in deferred revenue, which included the impacts of our broadcast of the Tokyo Olympics in the third quarter of 2021.
In March 2021, we entered into an agreement with the NFL extending our rights for an additional 11 years through the 2033-2034 season. The new agreement includes exhibition rights for three additional Super Bowls and certain other rights, including streaming rights and additional exclusive games on Peacock.
The decrease in income tax payments for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to tax deductions resulting from our senior notes exchange (refer to “Financing Activities” below for additional information), which reduced tax payments by $0.7 billion in the third quarter of 2021 and more than offset the higher taxable income from operations in 2021.
Investing Activities
Net cash used in investing activities for both the nine months ended September 30, 2021 and 2020 consisted primarily of capital expenditures, cash paid for intangible assets and the construction of Universal Beijing Resort, which were partially offset by proceeds from sales of businesses and investments. Capital expenditures decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to reduced spending at our Theme Parks, partially offset by increased spending at our Cable Communications segment related to scalable infrastructure and line extensions. Proceeds from sales of businesses and investments decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the sale of our investment in AirTouch in the prior year period.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 consisted primarily of repayments of debt and the related early redemption payments presented in other financing activities, dividend payments, repurchases of common stock under our share repurchase program and employee plans and payments related to the redemption of NBCUniversal Enterprise redeemable subsidiary preferred stock presented in other financing activities, partially offset by proceeds from borrowings. Net cash used in financing activities for the nine months ended September 30, 2020 consisted primarily of repayments of debt and the related early redemption payments presented in other financing activities, dividend payments and payments related to the redemption and repayment of subsidiary preferred shares presented in other financing activities, which were partially offset by proceeds from borrowings and proceeds from the settlement of cross-currency swaps related to our debt presented in other financing activities.
In August 2021, we completed a debt exchange transaction. We issued $15.0 billion aggregate principal amount of new senior notes, which have maturities ranging from 2051 to 2063 and a weighted average interest rate of 2.93%, and made cash payments of $0.5 billion in exchange for $11.2 billion aggregate principal amount of certain series of outstanding senior notes with maturities ranging from 2033 to 2058 and a weighted average interest rate of 5.04%. The debt exchange transaction was accounted for as a debt modification, and therefore following the exchange, the book value of the new senior notes is equal to the book value of the exchanged senior notes reduced by the amount of the cash payments, and the difference between the principal and carrying amounts of the new senior notes will accrue through interest expense over the period to maturity of the new senior notes.
In September 2021, we issued €1.75 billion ($2.1 billion using exchange rates on the date of issuance) aggregate principal amount of fixed-rate Euro senior notes maturing in 2026 and 2029.
For the nine months ended September 30, 2021, we made debt repayments totaling $9.0 billion, including $4.9 billion of optional repayments of term loans due 2022 to 2023 and the early redemption of $1.3 billion of senior notes maturing in 2024, as well as amounts due at maturity and the cash payments in the debt exchange transaction.
As of September 30, 2021, we had no commercial paper outstanding and there were no amounts outstanding under our revolving credit facility.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions.
See Notes 5 and 6 for additional information on our financing activities.
Share Repurchases and Dividends
In the second quarter of 2021, we restarted our share repurchase program. Effective May 25, 2021, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. During the nine months ended September 30, 2021, we repurchased a total of 34.7 million shares of our Class A common stock for $2.0 billion. Under the authorization, we expect to repurchase additional shares during the remainder of 2021, which may be in the open market or in private transactions.
In addition, we paid $620 million for the nine months ended September 30, 2021 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2021, our Board of Directors approved a 9% increase in our dividend to $1.00 per share on an annualized basis. On July 28, 2021, we paid dividends of $1.2 billion. In July 2021, our Board of Directors approved our third quarter dividend of $0.25 per share, which was paid in October 2021. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	September 30, 2021	December 31, 2020
Debt subject to cross-guarantees
Comcast	$88.4	$85.7
NBCUniversal(a)	1.6	2.8
Comcast Cable(a)	2.1	2.1
	92.1	90.6
Debt subject to one-way guarantees
Sky	6.4	8.4
Other(a)	0.1	2.8
	6.5	11.2
Debt not guaranteed
Universal Beijing Resort(b)	3.4	2.5
Other	1.1	1.1
	4.5	3.6
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(5.9)	(1.6)
Total debt	$97.2	$103.8
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
As of September 30, 2021 and December 31, 2020, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $125 billion and $124 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $30 billion and $26 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of September 30, 2021 and December 31, 2020, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $95 billion and $94 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $29 billion and $23 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
We believe our judgments and related estimates associated with the valuation and impairment testing of goodwill and cable franchise rights and the accounting for film and television costs are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of goodwill and cable franchise rights as of July 1, 2021 and no impairment was required. Our impairment testing consisted of qualitative assessments for our cable franchise rights and goodwill in our Cable Communications and NBCUniversal segments, and a quantitative assessment for goodwill in our Sky segment. The goodwill in our Sky segment resulted from our acquisition of Sky in the fourth quarter of 2018. Given this was a recent transaction, the fair value is in close proximity to the carrying value of the Sky reporting unit.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast's common stock repurchases during the three months ended September 30, 2021.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
July 1-31, 2021	6,947,195	$57.58	6,947,195	$399,999,989	$9,100,000,076
August 1-31, 2021	6,154,308	$59.16	6,154,308	$364,109,213	$8,735,890,863
September 1-30, 2021	12,780,195	$57.58	12,780,195	$735,890,836	$8,000,000,027
Total	25,881,698	$57.96	25,881,698	$1,500,000,038	$8,000,000,027
(a)Effective May 25, 2021, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.
The total number of shares purchased during the three months ended September 30, 2021 does not include any shares received in the administration of employee share-based compensation plans.
ITEM 6: EXHIBITS

Exhibit No.	Description
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021, filed with the Securities and Exchange Commission on October 28, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: October 28, 2021