Form 10-K
period 2021-12-31
COMCAST CORP
filed 2022-02-02
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                       to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	I.R.S. Employer Identification No.
001-32871	COMCAST CORPORATION	27-0000798
Pennsylvania
One Comcast Center
Philadelphia, PA 19103-2838
(215) 286-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	CMCSA	The Nasdaq Stock Market LLC
0.000% Notes due 2026	CMCS26	The Nasdaq Stock Market LLC
0.250% Notes due 2027	CMCS27	The Nasdaq Stock Market LLC
1.500% Notes due 2029	CMCS29	The Nasdaq Stock Market LLC
0.250% Notes due 2029	CMCS29A	The Nasdaq Stock Market LLC
0.750% Notes due 2032	CMCS32	The Nasdaq Stock Market LLC
1.875% Notes due 2036	CMCS36	The Nasdaq Stock Market LLC
1.250% Notes due 2040	CMCS40	The Nasdaq Stock Market LLC
9.455% Guaranteed Notes due 2022	CMCSA/22	New York Stock Exchange
5.50% Notes due 2029	CCGBP29	New York Stock Exchange
2.0% Exchangeable Subordinated Debentures due 2029	CCZ	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the Comcast Corporation common stock held by non-affiliates of the registrant was $259.633 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of December 31, 2021, there were 4,523,785,950 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE
Comcast Corporation – Part III – The registrant’s definitive Proxy Statement for its annual meeting of shareholders.

Comcast Corporation
2021 Annual Report on Form 10-K
Explanatory Note
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
This Annual Report on Form 10-K is for the year ended December 31, 2021. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The SEC allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K.

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
We present our operations in five reportable business segments: (1) Comcast Cable in one reportable business segment, referred to as Cable Communications; (2) NBCUniversal in three reportable business segments: Media, Studios and Theme Parks (collectively, the “NBCUniversal segments”); and (3) Sky in one reportable business segment. Beginning in the first quarter of 2021, we changed our presentation of the NBCUniversal segments to reflect a reorganized operating structure in our television and streaming businesses to a more centralized structure to optimize its content creation, distribution and monetization model. We also now include Peacock, our direct-to-consumer streaming service (“DTC streaming service”), within the NBCUniversal segments. NBCUniversal previously reported its operations in four reportable business segments: Broadcast Television, Cable Networks, Filmed Entertainment and Theme Parks and Peacock was previously reported in Corporate and Other.

2021 Consolidated Operating Results(a)

Revenue	Adjusted EBITDA

(a)Charts exclude the results of NBCUniversal Headquarters and Other, Corporate and Other, and eliminations. 2021 consolidated operating results were impacted by COVID-19. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
•Cable Communications: Consists of the operations of Comcast Cable, which is a leading provider of broadband, video, voice, wireless, and other services to residential customers in the United States under the Xfinity brand; we also provide these and other services to business customers and sell advertising.
•Media: Consists primarily of NBCUniversal’s television and streaming platforms, including national, regional and international cable networks; the NBC and Telemundo broadcast networks, NBC and Telemundo owned local broadcast television stations; and Peacock
•Studios: Consists primarily of NBCUniversal’s film and television studio production and distribution operations.
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
For developments in our business and financial and other information about our reportable business segments, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

1	Comcast 2021 Annual Report on Form 10-K

Description of Our Businesses

Cable Communications Segment
Cable Communications offers broadband, video, voice, wireless, and other services in the United States individually and as bundled services at a discounted rate over our cable distribution system to residential and business customers. Revenue is generated primarily from residential and business customers that subscribe to our services and from the sale of advertising. We aim to meet the needs of various segments of our residential customer base by offering multiple levels within each of our stand-alone and bundled services. Our business services offerings are tailored to meet the needs of various segments of our business customer base, ranging from broadband services for small business locations to bundled services and solutions designed to meet the needs of medium-sized customers and larger enterprises.
Customer Relationships and the Areas We Serve
All customer metrics included in this section are as of December 31, 2021.

(in millions)	December 31, 2021
Customer relationships
Residential customer relationships	31.7
Business services customer relationships	2.5
Total customer relationships	34.2
Homes and businesses passed	61
Total customer relationships penetration of homes and businesses passed	57%
Homes and businesses are considered passed if we can connect them to our cable distribution system without further extending the transmission lines and are estimated based on the best available information.
The map below highlights Cable Communications’ cable distribution footprint and the designated market areas (“DMAs”) where we have 250,000 or more customer relationships, with bolded locations representing one of the top 25 U.S. television DMAs as of December 31, 2021.

Comcast 2021 Annual Report on Form 10-K	2

Residential
Broadband - 29.6 million customers
We offer broadband services over our hybrid fiber-optic and coaxial cable network with downstream speeds up to over a gigabit per second across nearly our entire footprint and fiber-based speeds that range up to 3 gigabits per second, and we continue to evolve and enhance our network and plan to leverage DOCSIS 4.0 technology to begin deploying multigigabit symmetrical speeds in the future.
We also offer wireless gateways to customers that combine an internet modem with a Wi-Fi router to deliver reliable internet speeds and enhanced coverage through an in-and-out-of-home Wi-Fi network as well as xFi Pod plug-in devices that extend a customer’s in-home Wi-Fi coverage. Customers with wireless gateways may also personalize and manage their Wi-Fi network and connected home, and access advanced security technology and other features, with our xFi whole-home application and online portal. Broadband customers have access to our expanding network of secure residential, outdoor and business Wi-Fi hotspots nationwide. As part of our low-income broadband adoption program, we also offer qualifying customers our Internet Essentials service, and beginning at the end of 2021 Internet Essential Plus, which have downstream speeds of up to 50 megabits per second and 100 megabits per second, respectively.
Broadband customers that prefer consuming content over the internet rather than linear cable television are eligible to receive our Flex streaming device for no additional charge, which includes integrated search functionality and a voice-activated remote control. Flex also provides access to and the integration of streaming content from Peacock’s premium tier; certain third-party internet-based apps providing content and music such as DTC streaming services Disney+ and Netflix; and certain pay-per-view and video on demand content available over the internet. We earn commission revenue from the sale of certain third-party DTC streaming services.
Video - 17.5 million customers
We offer a broad variety of video services, primarily through our X1 platform, which provides integrated search functionality and a voice-activated remote control. The integrated features provided by X1 operate across content in customers’ cable video services packages and content from internet-based streaming services that customers may access in a manner similar to our Flex streaming device. Our video packages typically range from a basic cable service with access to between 20 and 65 channels to a full service with access to more than 300 channels. Customers may view programming live, record live programming through our digital video recorder (“DVR”) service or access our video on demand services with extensive programming choices such as television series, movies and special-events programming that are available for free or to rent or own digitally. These viewing options are also available through our mobile app and online portal.
We tailor our video packages based on particular programming preferences, demographics and geographic areas in accordance with applicable local and federal regulatory requirements, with programming generally inclusive of national broadcast networks, local broadcast stations, national and regional cable networks, government and public access programming, and premium channel subscriptions such as HBO and Showtime. We also offer packages with extensive amounts of foreign-language programming and other specialty tiers of programming.
Voice - 9.1 million customers
We offer voice services using interconnected Voice over Internet Protocol (“VoIP”) technology that provide either unlimited or usage-based local and domestic long-distance calling, as well as options for international calling plans, voicemail, readable voicemail, nuisance call blocking tools and various other features.
Wireless - 4.0 million lines
We offer wireless services for handsets, tablets and smart watches using mobile virtual network operator (“MVNO”) rights over Verizon’s wireless network, including its 5G technology and our existing network of secure residential, outdoor and business Wi-Fi hotspots. Wireless services are only offered as part of our bundled service offerings to residential customers that subscribe to our broadband services and to eligible small business customers on similar terms. Customers may activate multiple lines per account and choose to pay for services on an unlimited data plan, shared data plans, or per gigabyte of data used. Customers may either bring their own device or purchase devices from us with the option to pay upfront or finance the purchase interest-free over 24 months.
Business Services
Business services customers may subscribe to a variety of products and services, including broadband services over our hybrid fiber-optic and coaxial cable network with downstream speeds up to a gigabit per second across nearly our entire footprint and fiber-based speeds that range up to 100 gigabits per second. Our service offerings for small business locations primarily include broadband services, as well as voice and video services, that are similar to those provided to our residential customers, cloud-based cybersecurity services, wireless backup connectivity, advanced Wi-Fi solutions, video monitoring services and cloud-

3	Comcast 2021 Annual Report on Form 10-K

based services for file sharing, online backup and web conferencing, among other features. We also offer Ethernet network services, which connect multiple locations and provide higher downstream and upstream speed options to medium-sized customers and larger enterprises, and advanced voice services, as well as video solutions for hotels and other large venues. In addition, we provide cellular backhaul services to mobile network operators to help manage their network bandwidth.
Our business services offerings for medium-sized and enterprise customers also include a software-defined networking product, and larger enterprises may also receive support services related to Wi-Fi networks, router management, network security, business continuity risks and other services. These services are primarily provided to Fortune 1000 companies and other large enterprises with multiple locations both within and outside of our cable distribution footprint, where we provide coverage outside of our service areas through agreements with other companies to use their networks.
Advertising
We generally receive an allocation of scheduled advertising time that our advertising business sells to local, regional and national advertisers as part of our distribution agreements with cable networks, and we also generate revenue from selling advertising on our digital platforms. Our advertising business also represents the advertising sales efforts of other multichannel video providers in some markets and offers additional technology, tools, data-driven services and marketplace solutions to customers in the media industry to facilitate advertisers more effectively engaging with their target audiences.
Other
Our security and automation services provide home monitoring services and the ability to manage other functions within the home, such as lighting and room temperature, through our online portal, mobile apps and the X1 platform. We also license our technology platforms to other multichannel video providers.
Network and Technology
Our Cable Communications cable distribution system uses a hybrid fiber-optic and coaxial cable network that we believe is sufficiently flexible and scalable to support our future technology requirements and enables us to continue to grow capacity and capabilities over time. This network provides the two-way transmissions that are essential to providing broadband services, interactive video services such as integrated search functionality, On Demand and DVR, voice services, and security and automation services. Leveraging DOCSIS 3.1 technology, Cable Communications currently deploys broadband services with downstream speeds for residential customers up to over a gigabit per second across nearly our entire footprint. We continue to evolve and enhance our network and plan to leverage DOCSIS 4.0 technology to begin deploying multigigabit symmetrical speeds in the future. Additionally, Cable Communications has been automating many core network functions in order to expand capacity and increase operating efficiency and to identify and fix network issues before they affect our customers.
Cable Communications continues to focus on technology initiatives to design, develop and deploy next-generation media and content delivery platforms, such as the X1 and Flex platforms and cloud DVR technology that use Internet Protocol (“IP”) technology and our own cloud network servers to deliver video and advanced search capability. These platforms are based on our global technology platform, which integrates linear television networks, certain owned and third-party DTC streaming services and other internet-based apps, and on demand content in one unified experience with voice-activated remote control search and interactive features. Cable Communications also pursues technology initiatives related to broadband services that leverage our global technology platform, providing customers with in-and-out-of-home Wi-Fi, the ability to manage their Wi-Fi network and connected home with our xFi whole-home application and online portal, advanced security technology and other features.
Sources of Supply and Other Operations
To offer video services, Cable Communications licenses substantial amounts of programming from cable and broadcast networks, as well as from local broadcast television stations. The fees associated with these programming distribution agreements are generally based on the number of subscribers who are able to watch the programming and the platforms on which the content is provided. We seek to include in distribution agreements the rights to offer such programming through multiple delivery platforms, such as through our On Demand service, online portal, mobile apps and Flex.
For wireless services, we have an MVNO agreement that allows us to offer services using Verizon’s wireless network and we purchase from a limited number of suppliers a significant number of wireless handsets, tablets and smart watches that we sell to wireless customers.
Cable Communications purchases from a limited number of suppliers a significant amount of customer premise equipment, including wireless gateways and set-top boxes, network equipment and services to provide services to residential and business customers.
Cable Communications uses two primary vendors to provide customer billing for our residential and business customers.

Comcast 2021 Annual Report on Form 10-K	4

Cable Communications offers services directly to residential and business customers through customer service teams, retail stores, customer service centers, websites, door-to-door selling, telemarketing and third-party outlets, as well as through advertising via direct mail, television and the internet. Our customer service teams also provide 24/7 call-answering capability, telemarketing and other services. Our technical services group performs various tasks, including installations, plant maintenance and upgrades to our cable distribution system. Customers can use self-service help and support and perform self-installations for certain services.
Competition
Competition for Cable Communications’ services consists primarily of telecommunications companies with fiber-based networks, DTC streaming and other over-the-top (“OTT”) service providers and direct broadcast satellite (“DBS”) providers that typically offer features, pricing and packaging for services comparable to ours.
Residential
Broadband
Cable Communications competes with a number of companies offering internet services, including:
•wireline telecommunications companies
•wireless telecommunications companies
•municipal broadband networks and power companies
•satellite broadband providers
Certain wireline telecommunications companies such as AT&T, Frontier, Lumen and Verizon have built and are continuing to build fiber-based network infrastructure farther into their networks, which allows them to provide data transmission speeds that exceed those that can be provided with traditional DSL technology, and are offering services with these higher speeds in many of our service areas. Certain companies that offer DSL service have increased data transmission speeds, lowered prices or created bundled services to compete with our broadband services.
Certain companies have launched fiber-to-the-home networks that provide broadband services in certain areas in which we operate, and certain municipalities in our service areas are also building fiber-based networks.
Various wireless companies are offering internet services using a variety of technologies, including 4G and 5G, wireless broadband and Wi-Fi networks. These networks work with devices such as smartphones, laptops, tablets, and mobile and fixed wireless routers, as well as wireless data cards. Moreover, broadband-deployment funding initiatives at the federal and state level, including as part of COVID-19 relief efforts as well as federal infrastructure legislation enacted in 2021, may result in other service providers deploying new subsidized internet access networks within our footprint. The availability of these and other offerings could negatively impact the demand for our broadband services.
Video
Cable Communications competes with a number of different sources in the United States that provide news, sports, information and entertainment programming to consumers, including:
•DTC streaming and other OTT service providers including:
◦subscription-based services, such as Disney+ and Netflix, that offer online services that enable internet streaming and downloading of movies, television shows and other video programming
◦virtual multichannel video providers, such as Hulu + Live TV and YouTube TV, that offer streamed linear programming networks
•DBS providers, including DIRECTV and DISH Network, that transmit satellite signals to substantially all U.S. households to provide video programming and other information similar to our video services
•companies, including AT&T and Verizon, that have built and continue to build fiber-based networks that provide video services similar to ours, overlap a substantial portion of our service areas, and in some cases provide bundled offerings that include wireless phone services
•other providers that build and operate communications systems and services in the same areas that we serve, including those operating as franchised cable operators
•other companies, such as local broadcast television stations, that provide multiple channels of free over-the-air programming

5	Comcast 2021 Annual Report on Form 10-K

Many of these competitors also have significant financial resources.
Voice
Cable Communications competes with wireless and wireline telecommunications providers, including incumbent local exchange carriers (“ILECs”) and competitive local exchange carriers (“CLECs”), and other internet-based and VoIP service providers. Certain wireless and wireline telecommunications providers, such as the ILECs AT&T and Verizon, have longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources. In addition, we are increasingly competing with other telecommunications service providers as customers replace traditional wireline phone services with wireless and internet-based phone services.
Wireless
Cable Communications competes with national wireless service providers in the United States, including AT&T, T-Mobile and Verizon, which offer wireless service on both a stand-alone basis or along with other services as bundled offerings, as well as regional wireless service providers.
Business Services
Cable Communications primarily competes with a variety of wireline telecommunications companies, including ILECs and CLECs, and wide area network managed service providers. These companies either operate their own network infrastructure or use all or part of another carrier’s network. We also compete with satellite operators who offer video services to businesses and VoIP companies that target businesses of all sizes.
Advertising
Cable Communications competes for the sale of advertising with other television networks and stations, as well as with all other advertising platforms, such as digital, radio and print media. Similar to the competitive environment in our Media segment, the willingness of advertisers to purchase advertising from us may be adversely affected by declines in audience ratings and television viewership and difficulty in measuring fragmented audiences. Cable Communications advertising is sold to local, regional and national advertisers, and competition is affected by the market conditions in the specific geographies in which we operate.

NBCUniversal Segments
NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences, and owns and operates theme parks in the United States and Asia.
Media Segment
NBCUniversal’s television and streaming platforms primarily comprise our Media segment, including:
•National, regional and international cable networks
•NBC and Telemundo broadcast networks and owned local broadcast television stations
•Peacock, our DTC streaming service
NBCUniversal distributes a wide variety of content to appeal to consumers with varying preferences across demographics and geographies through our portfolio of television networks and streaming platforms. This content includes programming owned by NBCUniversal and by third parties who license it to us for distribution.
Media segment revenue is primarily generated from the sale of advertising on our television networks, Peacock and digital properties, and from the distribution of our television and streaming platform programming.
Our advertising sales are affected by the prices we charge for each advertising unit, which are generally based on the size and demographics of our viewing audiences, audience ratings on our television networks, the number of advertising units we can place in our programming and on our digital properties, and our ability to sell our advertising across our platforms.
We market and distribute cable network programming in the United States and internationally to multichannel video providers, including both traditional providers of linear programming and virtual providers who provide streaming services for linear programming. We also receive fees from multichannel video providers under NBC and Telemundo retransmission consent agreements and associated fees from NBC-affiliated and Telemundo-affiliated local broadcast television stations. Our programming distribution agreements are generally multiyear agreements with revenue based on the number of subscribers

Comcast 2021 Annual Report on Form 10-K	6

receiving the programming and the fees charged per subscriber. Certain Peacock subscribers are also charged a monthly subscription fee.
Media generates other revenue from content licensing and from various digital properties.
Cable Networks
We operate a diversified portfolio of cable networks that provide a variety of entertainment, news and information, and sports content.

The table below presents a summary of NBCUniversal’s national cable networks and their advertising reach to U.S. households.

Cable Network	Approximate U.S. Households as of December 31, 2021 (in millions)(a)	Description of Programming
USA Network	80	General entertainment and sports
E!	79	Entertainment and pop culture
Syfy	79	Imagination-based entertainment
Bravo	79	Entertainment, culture and arts
MSNBC	79	News, political commentary and information
CNBC	78	Business and financial news
Oxygen	70	Crime, mystery and suspense for women
Golf Channel	66	Golf competition and golf entertainment
Universal Kids	53	Children’s entertainment
The Olympic Channel	47	Olympic sports events and Olympic-themed original content
Universo	37	Spanish language entertainment
CNBC World	29	Global financial news
(a)Household data is based on information from The Nielsen Company as of December 31, 2021 using its Cable Coverage Universe Estimates report and dynamic ad insertion estimates. The Nielsen estimates include subscribers to both traditional and certain virtual multichannel video providers. The Nielsen estimates are not based on information provided by us and are included solely to enable comparisons between our cable networks and those operated by our peers. Information presented excludes approximately 79 million households receiving the NBC Sports Network as of December 31, 2021, which ceased operations in January 2022.
Our regional sports and news networks together serve more than 21 million households across the United States, including in markets such as Baltimore/Washington, Boston, Chicago, Philadelphia, Sacramento and San Francisco.
Broadcast
NBC
The NBC network features original entertainment, news and sports programming that reaches viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States, including our 11 owned NBC local broadcast television stations. The NBC owned local broadcast stations include stations in 8 of the top 10 general markets and collectively reached approximately 35 million U.S. television households as of December 31, 2021, representing approximately 28% of U.S. television households. In addition to broadcasting the NBC network’s national programming, local broadcast stations deliver local news, weather and investigative, and consumer reporting across multiple platforms.
Telemundo
The Telemundo network, a Spanish-language broadcast network, features original entertainment, news, live specials and sports programming that reaches viewers in over 90% of all U.S. Hispanic television households through 82 affiliated stations, including our 30 owned Telemundo local broadcast television stations and our national feed. The Telemundo owned local broadcast stations include stations in all of the top 20 U.S. Hispanic markets and collectively reached approximately 73% of U.S. Hispanic television households as of December 31, 2021. In addition to broadcasting the Telemundo network’s national programming, local broadcast stations deliver local news, weather and investigative, and consumer reporting across multiple platforms. We also own an independent Telemundo station serving the Puerto Rico television market.
Peacock
Peacock is a premium DTC streaming service that launched in 2020 and features NBCUniversal content including exclusive Peacock originals, current NBC and Telemundo shows, news, late-night comedy, live sports and a library of television shows and movies, that provides customers access to tens of thousands of hours of programming. Customers have the choice of three

7	Comcast 2021 Annual Report on Form 10-K

tiers of service: a free, ad-supported version; a subscription based, ad-supported version with access to all Peacock content; and a similar subscription-based, ad-free version. The Peacock app is available to consumers over the internet directly and through distributors and other platforms in the United States, including to Cable Communications X1 and Flex customers. Beginning in the fourth quarter of 2021, certain ad-supported Peacock programming was also integrated into Sky video services, launching first in the United Kingdom and Ireland.
Programming
Our television and streaming platforms include content licensed from our Studios segment and from third parties, as well as content produced by Media segment businesses, such as live news and sports programming and certain original programming, including late-night comedy for NBC and original telenovelas for Telemundo.
We have various multiyear contractual commitments for the licensing of programming, including contracts related to broadcast rights for sporting events. We generally seek to include in our sports rights agreements the rights to distribute content on one or more of our television networks and on digital platforms, including Peacock. Our most significant sports rights commitments include the following:
•NFL: Agreements to produce and broadcast a specified number of regular season and playoff games, including Sunday Night Football on our NBC network and four Super Bowl games, the next of which is in February 2022, through the 2033-34 season, with a termination right available to the NFL after the 2029-30 season. These agreements include certain other rights, including streaming rights, additional exclusive games on Peacock and the Spanish-language U.S. broadcast rights for certain NFL games, which are aired on Telemundo
•Olympics: U.S. broadcast rights for the summer and winter Olympic Games through 2032 with programming aired across the NBC network, multiple cable networks and on Peacock
We also have U.S. broadcast rights to PGA TOUR and other golf events through 2031, Worldwide Wrestling Entertainment (“WWE”) events through 2026, certain NASCAR events through 2024 and the Spanish-language U.S. broadcast rights to FIFA World Cup soccer games through 2026, as well as local broadcast rights for certain professional sports teams through our regional sports networks with terms ending between 2024 and 2040.
Studios Segment
NBCUniversal’s film and television studio production and distribution operations primarily comprise our Studios segment.
Revenue is generated primarily from licensing our owned film and television content in the United States and internationally to cable, broadcast and premium networks and DTC streaming service providers, as well as through video on demand and pay-per-view services provided by multichannel video providers and OTT service providers; from the worldwide distribution of our produced and acquired films for exhibition in movie theaters; and from the sale of owned and acquired content on DVDs and through digital distribution services. We also generate revenue from the production and licensing of live stage plays.
Film Studios
Our film studios develop, produce, acquire, market and distribute filmed entertainment worldwide. Our films are produced primarily under the following names:
•Universal Pictures
•Illumination
•DreamWorks Animation
•Focus Features
•Working Title
The majority of our films are initially distributed for exhibition in movie theaters, while other titles are produced and distributed direct-to-video. Certain theatrical titles are also made available for viewing on demand following a shortened theatrical release window. After their initial release, we sell and license films globally through various methods. We license films, including titles following the theatrical release window and selections from our film library, to cable, broadcast and premium networks, to DTC streaming service providers, and to video on demand and pay-per-view services provided by multichannel video providers, including the Cable Communications and Sky segments. We also distribute films globally by selling them on DVDs and through digital distribution services.
Theatrical revenue is significantly affected by the timing of each release and the number of films we distribute, their acceptance by audiences, the number of exhibition screens, ticket prices and the percentage of ticket sale retention by the exhibitors and the

Comcast 2021 Annual Report on Form 10-K	8

popularity of competing films at the time our films are released. The success of a film in movie theaters is generally a significant factor in determining the revenue a film is likely to generate in succeeding licensing windows. Revenue from the sale of content on DVDs and through digital distribution services is significantly affected by the timing and number of our theatrical releases and the popularity of our content, as well as the timing of release dates.
We develop and produce films both alone and jointly with other studios or production companies, as well as with other entities. Films are marketed and distributed worldwide primarily through NBCUniversal’s marketing and distribution operations. We also acquire distribution rights to films produced by third parties, which may be limited to particular geographic regions, specific forms of media or certain periods of time.
Our film studios have entered into, and may continue to enter into, film cofinancing arrangements with third parties, including both studio and nonstudio entities, to jointly finance or distribute certain of our film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film.
In connection with studio productions, we typically owe “residuals” payments to individuals hired under collective bargaining agreements to work on productions, which are generally calculated based on post-theatrical or content licensing revenue. We also owe “participations” payments to creative talent, to third parties under cofinancing agreements and to other parties involved in content production, which are generally based on the financial performance of the content.
Television Studios
Our television studios develop and produce original content, including scripted and unscripted television series. NBCUniversal’s television studios, branded as the Universal Studio Group, produces content under the following names:
•Universal Television
•Universal Content Productions
•Universal Television Alternative Studio
•Universal International Studios
Our original content is primarily licensed initially to cable, broadcast and premium networks, as well as to DTC streaming service providers, including our Media segment. We also license content after its initial airing and license older television programs from our programming library, as well as sell owned and acquired content globally on DVDs and through digital distribution services. The production and distribution costs related to original television content generally exceed the revenue generated from the initial license, which means obtaining subsequent licenses following the initial license is critical to the content’s financial success. Similar to our film studios, we typically owe residuals and participations payments in connection with television studio productions.
Theme Parks Segment
The following Universal theme parks primarily comprise the Theme Parks segment:
•Universal Orlando Resort: Includes two theme parks, Universal Studios Florida and Islands of Adventure, and our water park, Volcano Bay, all of which are located in Orlando Florida. Universal Orlando also includes Universal CityWalk Orlando, a dining, retail and entertainment complex, and features on-site themed hotels in which we own a noncontrolling interest. We are developing an additional theme park at Universal Orlando named Universal’s Epic Universe.
•Universal Studios Hollywood: Includes a theme park located in Hollywood, California and Universal CityWalk Hollywood.
•Universal Studios Japan: Includes a theme park located in Osaka, Japan.
•Universal Beijing Resort: Opened in September 2021 and includes a theme park located in Beijing, China, Universal Studios Beijing, as well as Universal CityWalk Beijing and on-site themed hotels. Universal Beijing Resort is owned by us and a consortium of Chinese state-owned companies (see Note 7).
Revenue is generated primarily from guest spending at our theme parks, including ticket sales and in-park spending on food, beverages and merchandise, and from our consumer products business. Revenue for our theme parks generally depends on the overall environment for travel and tourism, including consumer spending on travel and other recreational activities. We also license the right to use the Universal Studios brand name and other intellectual property and provide other services to third parties, including the party that owns and operates the Universal Studios Singapore theme park on Sentosa Island, Singapore.

9	Comcast 2021 Annual Report on Form 10-K

The themed elements in our rides, attractions, and merchandising are based on intellectual property in our Studios and Media segments and intellectual property licensed from third parties under long-term agreements.
Competition
Media
Our Media segment competes for viewers’ attention and audience share with all forms of programming provided to viewers, including cable, broadcast and premium networks; DTC streaming and other OTT service providers; local broadcast television stations; home entertainment products; video on demand and pay-per-view services; online activities, such as social networking and viewing user-generated content; gaming products; and other forms of entertainment, news and information.
Media competes for the sale of advertising with other television networks and stations, digital platforms, and all other advertising platforms. The willingness of advertisers to purchase advertising from us may be adversely affected by lower audience ratings and viewership at the related networks, stations, channels, or digital platforms. Declines in audience ratings can be caused by increased competition for the leisure time of viewers and by audience fragmentation resulting from the increasing number of entertainment choices available, including content from DTC streaming and other OTT service providers, online media and other digital sources. Additionally, it is increasingly challenging to accurately measure fragmented audiences.
Our television and streaming platforms compete for the acquisition of content and for on-air and creative talent with other cable, broadcast and premium networks, DTC streaming and other OTT service providers, and local broadcast television stations. The market for content is very competitive, particularly for sports rights, where the cost is significant.
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
Studios
Our film and television studios compete for audiences for our film and television content with other major film and television studios, independent film producers and creators of content, as well as with alternative forms of entertainment. The competitive position of our film and television studios primarily depends on the number of films and shows and episodes produced, their distribution and marketing success, and consumer response. Our film and television studios also compete to obtain creative, performing and technical talent, including writers, actors, directors, and producers, as well as scripts for films and television shows, and for the distribution of, and consumer interest in, their content. We also compete with other major film and television studios and other producers of entertainment content for the exhibition of content in theaters, on demand, on premium networks and with DTC streaming and other OTT service providers.
Theme Parks
Theme Parks competes with other multi-park entertainment companies as well as other providers of entertainment, lodging, tourism and recreational activities. To help maintain the competitiveness of our theme parks, we have invested and continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including the new theme parks in Beijing and Orlando.

Sky Segment
Sky is one of Europe’s leading entertainment companies operating in six territories, including three of the largest pay television markets in Western Europe: the United Kingdom, Italy and Germany. The majority of our revenue is derived from our direct-to-consumer business, which has 23.0 million customer relationships, and primarily involves the distribution of a wide array of video channels to both residential and business customers. We also offer broadband, voice and wireless services individually and as bundled services in select countries. We own a diverse portfolio of pay television channels that feature entertainment, news, sports and movies, which are included in our subscription video services and are also licensed through various distribution partnerships to third-party video providers to reach an additional 3 million households. We also generate revenue from the licensing of owned and licensed programming to third-party video providers and from the sale of advertising.
Direct-to-Consumer
Video
Our direct-to-home (“DTH”) video services are delivered primarily through a combination of both satellite transmission and broadband connections that are marketed under the Sky brand in the United Kingdom, Italy, Germany, Ireland and Austria. We

Comcast 2021 Annual Report on Form 10-K	10

also offer a DTC streaming service providing video content over the internet that is marketed as NOW or Sky Ticket (“NOW”) in these countries, as well as in Switzerland.
We offer a variety of DTH video services, primarily through our Sky Q platform, where customers have access to a diverse selection of our owned channels, channels owned by third parties and local free-to-air public broadcasting channels, as well as certain ad-supported Peacock programming beginning in the fourth quarter of 2021, launching first in the United Kingdom and Ireland. The Sky Q platform includes integrated search functionality and a voice-activated remote control and offers integrated access to certain third-party internet-based apps providing content and music, such as DTC streaming services Disney+ and Netflix. Our service offerings are tailored by country, with separate packages offered in each market. Basic packages include over 100 pay television channels in the United Kingdom and Ireland, over 50 channels in Italy, and over 30 channels in Germany and Austria. Specialty tiers for children’s, sports, movie and high-definition (“HD”) programming are available for additional fees. DTH customers may view programming live, record live programming through our DVR services or access our video on demand services with programming choices such as television series, movies and special-events programming that are available for free or to rent or own digitally. These viewing options are also available through our mobile app and online portal. Beginning in the fourth quarter of 2021, we introduced DTH video services over a broadband connection to customers who purchase Sky Glass smart televisions. Refer to Corporate and Other for additional information on Sky Glass.
Our NOW streaming service offers packages ranging from daily to monthly access to entertainment, sports and movies programming. The entertainment package includes our owned entertainment channels and a broad range of on demand programming series, including child-friendly on demand programming, as well as certain ad-supported Peacock programming beginning in the fourth quarter of 2021, launching first in the United Kingdom and Ireland. The sports package provides access to our owned sports channels and the movie package includes access to a library of films.
Television Channels
We operate a diversified portfolio of Sky-branded channels. Our owned channels include:
•Entertainment channels featuring premium content, including Sky Atlantic, Sky Max and Sky Showcase
•Premium sports channels under the Sky Sports brand, with a majority of channels dedicated to a specific sport, including European football
•Premium movie channels under the Sky Cinema brand, including family and children’s movie channels
•Sky-branded free-to-air channels, including Sky News
Other Services
We offer broadband and voice services in the United Kingdom, Ireland and Italy. We offer fiber-to-the-cabinet (“FTTC”), standard copper digital subscriber line (“DSL”) broadband and fiber-to-the-home (“FTTH”) services, with downstream speeds up to 500 megabits per second in the United Kingdom and up to 1 gigabit per second in Ireland and we offer FTTH and FTTC services in Italy, with downstream speeds up to 1 gigabit per second. We deploy wireless hubs to customers that combine an internet and voice modem with a Wi-Fi router to deliver reliable internet speeds and enhanced coverage through an in-home Wi-Fi network.
We offer wireless services for handsets and tablets in the United Kingdom using a combination of an arrangement to access network assets from Telefónica and our own mobile core network. Customers may activate multiple lines per account, choose to pay for services on various gigabyte plans, roll data over three years and stream with unlimited data on Sky mobile apps. Customers may either bring their own device or purchase devices from us with the option to pay upfront or finance the purchase interest-free over periods ranging from 24 to 48 months.
Content
In addition to including owned channels as part of our video services, we distribute some of our owned channels on third-party platforms through both wholesale arrangements and arrangements with partners who distribute our owned channels as agents to their respective customer bases. We also license owned and licensed content to third parties and Peacock. Additionally, through a partnership with ViacomCBS, we plan to launch SkyShowtime, a new DTC streaming service expected to be made available in select European markets starting in 2022.

11	Comcast 2021 Annual Report on Form 10-K

Advertising
We sell advertising across our owned television channels and also represent the sales efforts of third-party channels. We also sell advertising on our digital platforms and offer various technology, tools and solutions relating to our advertising business.
Network and Technology
We rely on various telecommunications providers to deliver video, broadband, voice and wireless services to our customers.
For a majority of customers, our DTH video platform is delivered via one-way digital satellite transmission that uses satellites leased from third parties for the distribution of television channels and is augmented by a set-top box with local DVR storage and high-speed, two-way broadband connectivity enabling interactive video services such as integrated search functionality, on demand, DVR and voice services. Our platform incorporates Wi-Fi connectivity for in-home distribution that allows wireless, multiroom consumption. We have also developed a range of back-end and client software applications that provide customers with access to our content across multiple third-party devices.
Under the current regulatory regime in the United Kingdom, Ireland and Italy, we are able to access networks owned by third-party telecommunications providers for a fee to provide our broadband, voice, and wireless services in many cases, on regulated terms. We offer broadband and voice services in the United Kingdom using a combination of our own core fiber network and BT Openreach’s core and “last mile” network under a wholesale and fee-based arrangement and in Italy primarily using Open Fiber’s network. We offer wireless services to customers in the United Kingdom using a combination of an arrangement to access network assets from Telefónica and our own mobile core network .
We continue to focus on technology initiatives to design, develop and deploy next-generation media and content delivery platforms, including Sky Q and NOW, that deliver video content, provide advanced search capabilities, including through a voice-activated remote control, and provide access to and integration of certain other DTC streaming services. These platforms and, more recently, Sky Glass leverage our global technology platform. Sky Glass is a smart television that we launched in the fourth quarter of 2021 in the United Kingdom, with an operating system that provides a video service similar to Sky Q over a broadband connection, eliminating the need for a satellite dish or set-top box.
Sources of Supply and Other Operations
Programming
Our owned television channels and NOW streaming service include content both owned by us and licensed from third parties and NBCUniversal. In some cases, licenses are on an exclusive basis. We have various multiyear contractual commitments for the licensing of programming, primarily sports rights and exclusive entertainment content. Our most significant sports rights commitments include European football broadcast rights for Premier League games through the 2024-25 season in the United Kingdom and Bundesliga games through the 2024-25 season in Germany. We also have broadcast rights to Formula One through 2024 in the United Kingdom and Germany and through 2022 in Italy, English and Wales Cricket Board cricket games through 2024 in the United Kingdom, and Union of European Football Associations Champions League (“UCL”) through the 2023-24 season in Italy, as well as non-exclusive broadcast rights to certain Serie A games through the 2023-24 season in Italy.
Our most significant commitments for the licensing of film and television entertainment content include exclusive rights with HBO, Paramount, Warner Bros. and NBCUniversal. We also produce and air live news and sports programming and produce certain original programming through Sky Studios. We are increasingly creating and investing in original scripted content that is broadcast across all of our territories and sold to other markets. We also are constructing a new studio production facility in Elstree, U.K.
To offer video services, in addition to our owned channels, we license substantial amounts of programming from third parties. The fees associated with these programming distribution agreements are generally based on the number of customers that are able to watch the programming and the platforms on which the content is provided. We seek to include in distribution agreements the rights to offer such programming through multiple delivery platforms, such as through our on demand services, mobile apps and our NOW streaming service.
Other
We purchase from a limited number of suppliers a significant amount of customer premise equipment, including set-top boxes, wireless hubs and network equipment to provide our video and broadband services to residential and business customers. We also purchase from a limited number of suppliers a significant number of wireless handsets and tablets that are sold to customers that receive our wireless services.
We offer direct-to-consumer services to residential and business customers through our customer service teams, customer service centers, websites, telemarketing, and a limited number of retail stores, as well as through advertising via direct mail,

Comcast 2021 Annual Report on Form 10-K	12

television and the internet. Our home service group performs various tasks, including installations, servicing and upgrades of customer premise equipment. Customers can use self-service help and support and perform self-installations for certain services.
Competition
We compete with a broad range of companies engaged in media, entertainment and communications services in Europe. For video services, we compete with cable operators, providers of both paid-for and free-to-air programming, other satellite television providers, digital terrestrial television providers, content aggregators, home entertainment products companies, and other suppliers and providers of sports, entertainment, news and information that deliver DTC and other OTT streaming services. For broadband and wireless services, we compete with service providers making use of new fiber-optic networks, telecommunications providers, other internet service providers and companies developing new technologies and devices. Our competitive position may be negatively impacted by an increase in the capacity of, or developments in, the means of delivery competitors use to provide their services as well as lowered prices, product innovations, new technologies or different value creation approaches. We also compete with organizations that are publicly funded, in whole or in part, to fulfill a public service broadcasting mandate.
Our owned channels compete for the acquisition of content and for on-air and creative talent with other television networks and with DTC streaming and other OTT service providers. The market for content is very competitive, particularly for sports rights, where the cost for such content is significant.
We compete for the sale of advertising with other television networks and stations, digital platforms, and all other advertising platforms. Similar to the competitive environment in our Media segment, the willingness of advertisers to purchase advertising from us may be adversely affected by declines in television viewership and the increasing number of entertainment choices available.

Corporate and Other
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and other business initiatives, including Sky Glass and XClass TV, which launched in the fourth quarter of 2021. Sky Glass and XClass TV are smart televisions with operating systems that leverage our global technology platforms similar to Sky Q, X1 and Flex. We sell Sky Glass televisions in Europe, with the United Kingdom as the first market, to consumers that also subscribe to Sky’s video services. XClass TVs are manufactured and sold by third parties and operate on our XClass TV operating system.
Seasonality and Cyclicality
Each of our businesses is typically subject to seasonal and cyclical variations. Cable Communications’ results are impacted by the seasonal nature of residential customers receiving our services in college and vacation markets. This generally results in fewer net customer relationship additions in the second quarter of each year.
Revenue and operating costs and expenses (comprised of total costs and expenses, excluding depreciation and amortization expense) in our Media segment are cyclical as a result of our periodic broadcasts of major sporting events, such as the Olympic Games and the Super Bowl. In particular, advertising revenue increases due to increased demand for advertising time for these events and distribution revenue increases in the period of broadcasts of the Olympic Games. Operating costs and expenses also increase as a result of our production costs for these broadcasts and the amortization of the related rights fees.
Revenue in Cable Communications, Media and Sky is also subject to cyclical advertising patterns and changes in viewership levels. Advertising revenue in the United States is generally higher in the second and fourth quarters of each year and in even-numbered years due to increases in advertising in the spring and in the period leading up to and including the holiday season, and advertising related to candidates running for political office and issue-oriented advertising, respectively. Revenue in Media also fluctuates depending on the timing of when our programming is aired, which typically results in additional advertising revenue in the second and fourth quarters of each year. Advertising revenue in Sky typically has seasonally higher audience levels in winter months and increased competition in the summer during major sporting events where public service broadcasters lease the rights, such as the Olympic Games and the FIFA World CupTM.
Revenue in Studios fluctuates due to the timing, nature and number of films released in movie theaters, on DVDs, and through various other distribution platforms, including viewing on demand, DTC platforms or OTT service providers. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holiday season. We incur

13	Comcast 2021 Annual Report on Form 10-K

significant marketing expenses before and throughout the release of a film in movie theaters and as a result, we typically incur losses on a film prior to and during the film’s exhibition in movie theaters. Content licensing revenue also fluctuates due to the timing of when our film and television content is made available to licensees.
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
Sky’s results are also impacted by the seasonal nature of residential customers receiving our DTH and NOW streaming services, including the start of the new European football seasons and the Christmas holiday. This generally results in higher net customer relationship additions and higher marketing expense in the second half of each year to attract new customers.
Exclusive sports rights, such as European football, play a key role within Sky’s wider content strategy. In Europe, broadcasting rights for major sports are usually tendered through a competitive auction process, with the winning bidder or bidders acquiring rights over a three to five-year period. This creates some level of cyclicality, although the staggered timing of major sports rights auctions usually gives Sky time to react to any material changes in the competitive dynamics of the prevailing market. Certain of Sky’s significant sports rights agreements require payments at the start of each season, resulting in increases in sports rights payments in the third and fourth quarters of each year.
Legislation and Regulation
While all of our businesses are subject to various federal, state and local laws and regulations, with some also subject to international laws and regulations, the Communications Act of 1934, as amended (the “Communications Act”), and Federal Communications Commission (“FCC”) regulations and policies, affect significant aspects of our cable communications and broadcast businesses in the United States.
Beyond the significant regulations summarized below, legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules or regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, any of which may significantly affect our businesses and ability to effectively compete. These legislators and regulators have been active in considering legislation and rulemakings, at times looking to adopt regulatory approaches from different countries that may be more burdensome, and they, along with some state attorneys general and foreign governmental authorities, have also been active in conducting inquiries and reviews, regarding our services. State legislative and regulatory initiatives can create a patchwork of different and/or conflicting state requirements, such as with respect to privacy and Open Internet/net neutrality regulations, that can affect our business operations and further constrain our ability to compete.
Legislative and regulatory activity is increasing under the Biden Administration, particularly with respect to broadband networks. For example, Congress has approved tens of billions of dollars in new funding for broadband deployment and adoption initiatives, and may consider other proposals that address communications issues, including whether it should rewrite the entire Communications Act to account for changes in the communications marketplace and whether it should enact new, permanent Open Internet/net neutrality requirements. Federal agencies likewise may consider adopting new regulations for communications services, including broadband. States and localities are also increasingly proposing new regulations impacting communications services, including broader regulation of broadband networks. Any of these regulations could significantly affect our business and compliance costs. In addition, United States and foreign regulators and courts could adopt new interpretations of existing competition laws or enact new competition laws or regulatory tools that could negatively impact our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our businesses.
The following paragraphs summarize the more significant legal and regulatory requirements and risks affecting our businesses.

Communications-Related Regulations in the United States
Broadband
Our broadband services are subject to a number of regulations and commitments. The FCC frequently considers imposing new broadband-related regulations such as those relating to an Open Internet, and from time to time, imposing new regulatory obligations on internet service providers (“ISPs”) such as us. States and localities also consider new broadband-related regulations, including those regarding government-owned broadband networks, net neutrality and connectivity during

Comcast 2021 Annual Report on Form 10-K	14

COVID-19. New broadband regulations, if adopted, may have adverse effects on our businesses. We may also be subject to certain broadband-related commitments as a condition of receiving federal or state broadband funding.
Broadband Deployment and Adoption Initiatives
There have been, and may continue to be, broadband-deployment funding initiatives at the federal and state level, including as part of COVID-19 relief efforts as well as federal infrastructure legislation enacted in 2021, that could subsidize other service providers building networks within our footprint or potentially could subsidize expansion of our network to new areas. We cannot predict how such funds will be awarded or the impact of these initiatives on our businesses.
In 2021, the FCC launched the federal Emergency Broadband Benefit (“EBB”) program to provide a monthly discount toward broadband service for eligible low-income households during the COVID-19 pandemic. Congress recently created the Affordability Connectivity Program (“ACP”), a new longer-term program that replaced EBB. We participated in EBB and are participating in ACP. We cannot predict the extent to which eligible households will opt to use their ACP benefit towards our broadband services.
Open Internet Regulations
Various forms of Open Internet regulations can significantly affect our broadband services. In 2017, the FCC reversed its prior classification of broadband internet access service as a Title II “telecommunications service” under the Communications Act and classified it as an “information service” under Title I. In addition, it eliminated its prior “net neutrality” rules prohibiting ISPs from blocking access to lawful content on the internet; impairing or degrading lawful internet traffic on the basis of content, applications or services (“throttling”); prioritizing certain internet traffic in exchange for consideration or in favor of an affiliate (“paid or affiliated prioritization”); and generally prohibiting ISPs from unreasonably interfering with or unreasonably disadvantaging consumers’ ability to access and use the lawful internet content, applications, services or devices of their choosing or unreasonably interfering with or disadvantaging edge providers’ ability to make lawful content, applications, services, or devices available to consumers (“general conduct standard”). The FCC stated that jurisdiction to regulate ISP conduct would rest at the Federal Trade Commission (“FTC”), and it expressly preempted all state Open Internet laws. In addition, the FCC revised the transparency rule to add a requirement that ISPs disclose any blocking and throttling practices, and any paid or affiliated prioritization practices associated with their broadband offerings. We have disclosed that we do not block, throttle, or engage in paid or affiliated prioritization, and have committed not to block, throttle, or discriminate against lawful content. The FTC has authority to enforce these public commitments, and the FCC has authority to enforce compliance with its transparency rule.
The FCC’s 2017 decision was challenged and, in 2019, the U.S. Court of Appeals for the District of Columbia largely upheld the FCC’s decision, including the classification of broadband as a Title I information service and repeal of its prior rules. However, it vacated the FCC’s express preemption of all state Open Internet laws, but noted that state laws may nevertheless be preempted on a case-by-case basis if those regulations conflict with federal law or policy or under other theories and precedent on implied preemption.
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
The FCC under the Biden Administration likely will revisit the regulatory classification of broadband internet access service and reclassify it as a “telecommunications service,” which would authorize the FCC to subject it to traditional common carriage regulation under Title II of the Communications Act. Under a Title II framework, the FCC could potentially regulate our customer rates, speeds, data usage thresholds or other terms for internet services and could prohibit or seriously restrict arrangements between us and internet content, applications and service providers, including backbone interconnection arrangements. Any FCC action could impact state Open Internet initiatives and related legal challenges, and also could prompt further litigation. Congress may also consider legislation addressing these regulations and the regulatory framework for broadband internet access services. We cannot predict whether or how the rules might be changed, the impact of potential new legislation, or the outcome of any litigation.

15	Comcast 2021 Annual Report on Form 10-K

Municipally Owned Broadband Networks
A number of local municipalities operate municipally owned broadband networks, and there may be further efforts by local governments to expand or create government-owned networks, particularly in light of federal funding for broadband deployment. Certain states have enacted laws that restrict or prohibit local municipalities from operating municipally owned broadband networks, and there may be efforts in other state legislatures to restrict the development of government-owned networks, although others may choose to ease or facilitate such networks. Much of the federal funding authorized in 2021 for broadband deployment is conditioned on states agreeing to make it available for potential use by government-owned networks, although the funding prioritizes deployment to unserved areas and locations. We cannot predict how successful those efforts will be and how they might affect our businesses.
Video
The video marketplace continues to become even more competitive, particularly with DTC streaming and other OTT service providers. There are a number of laws and regulations that apply solely to multichannel video programming distributors (“MVPDs”) or cable operators such as our Cable Communications business, and to cable networks and local broadcast television stations operated by NBCUniversal. These laws and regulations can constrain our ability to compete, particularly against DTC streaming and other OTT service providers, which are not subject to these same requirements.
Cable Pricing and Packaging
While our video services, including equipment and installation fees, are no longer subject to rate regulation by the FCC, certain state entities monitor and challenge in court the marketing and advertising of our services, and some have attempted to regulate the service packages we offer and our billing practices. We cannot predict the outcome of any current litigation with state entities or whether other states may pursue similar actions.
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
The Communications Act also contains provisions governing the franchising process, including renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal and unreasonable renewal conditions. We believe that our franchise renewal prospects are generally favorable but cannot guarantee the future renewal of any individual franchise. The FCC adopted an order in 2019 that prohibits state and local authorities from imposing duplicative franchise and/or fee requirements on the provision of broadband and other non-cable services over franchised cable systems and that ruled that in-kind contributions generally should be treated as franchise fees subject to a statutory cap on franchise fees of 5% of cable service revenue. While the order was upheld by a federal appellate court, that decision has been appealed to the U.S. Supreme Court. In addition, several localities have attempted, generally unsuccessfully to date, to impose franchise fees on DTC streaming and other OTT service providers.
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

Comcast 2021 Annual Report on Form 10-K	16

Program Access
The Communications Act and FCC regulations generally prevent cable networks affiliated with cable operators from favoring affiliated cable operators over competing MVPDs. The FCC and Congress have considered proposals that would require companies that own multiple cable networks to make each of their networks available individually when negotiating distribution agreements with MVPDs and potentially with DTC streaming and other OTT service providers. We currently offer our cable networks on a packaged basis (in “tiers”) and, in various cases, individually. We have been involved in program access disputes at the FCC and may be subject to new complaints in the future.
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
With respect to our broadcast television business, every three years, each local commercial broadcast television station must elect for each cable system in its DMA either must carry or retransmission consent. A similar regulatory scheme applies to satellite providers. For the three-year period from January 1, 2021 to December 31, 2023, all of our owned NBC and Telemundo local broadcast television stations elected retransmission consent. Although we have reached retransmission consent agreements with almost all MVPDs in the past, there can be no assurance that we will always be able to renew those agreements under favorable terms or at all.
Broadcast Licensing
Local broadcast television stations may be operated only in accordance with a license issued by the FCC upon a finding that the grant of the license will serve the public interest, convenience and necessity. The FCC grants broadcast television station licenses for specific periods of time, which may be renewed with or without conditions. The FCC renewed all of our broadcast television station licenses without conditions during the last license renewal cycle; the current television license renewal cycle began in 2020 and some of our licenses have been renewed. Although our licenses have been renewed in prior cycles, there can be no assurance that we will always obtain renewal grants.
Broadcast Ownership Restrictions
The Communications Act and FCC regulations impose certain limitations on local and national television ownership, as well as limits on foreign ownership in a broadcast television station. Some of these limitations currently are under review at the FCC, including the national television ownership limit, the local television ownership limit, and the prohibition on each of the four major broadcast television networks, ABC, CBS, Fox and NBC, from being under common ownership or control with another of the four.
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

17	Comcast 2021 Annual Report on Form 10-K

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
Television Channels and On-Demand Services
Sky and NBCUniversal hold a number of licenses and authorizations for their portfolios of television channels and on-demand services. For example, in the United Kingdom, Sky’s channels are licensed and subject to various codes issued by Ofcom affecting the content and delivery of these channels. Sky and NBCUniversal also hold various broadcast licenses in certain E.U. and other countries. These content-related rules and regulations cover issues such as the acquisition and exploitation of sports rights, media concentration and plurality, television advertising, the protection of children, accessibility, airtime for commercials and teleshopping, sponsorship and ensuring clear distinctions between program content and advertising.
Broadband and Voice
Sky provides broadband and voice services in the United Kingdom, Ireland and Italy pursuant to wholesale distribution agreements that third-party broadband and telecommunications companies either make available commercially or are required to make available under applicable laws in those jurisdictions. Material changes to these regulations could affect Sky’s business. As a provider of broadband services, Sky is subject to applicable laws and regulations relating to telecommunications security, including a U.K. law that requires providers to take certain measures with respect to potential security compromises. Sky is also subject to E.U. and other Open Internet/net neutrality regulations, which prohibit the blocking, throttling or discrimination of online content, applications and services and require ISPs to disclose their traffic management, throughput limitations and other practices impacting quality of service in customer contracts.

Comcast 2021 Annual Report on Form 10-K	18

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
The FTC generally exercises oversight of consumer privacy protections using its enforcement authority over unfair and deceptive acts or practices. For example, the FTC often partners with state attorneys general to enforce transparency requirements regarding the collection and use of consumer information. These enforcement efforts may require ongoing review on our part of new and rapidly evolving technologies and methods for delivering content and advertising to ensure that appropriate notice is given to consumers and consent is obtained where required in connection with the collection, use or sharing of personal information. We are also subject to stringent data security and data retention requirements that apply to website operators and online services directed to children 12 years of age and under, or that knowingly collect or post personal information from children 12 years of age and under.
In addition, certain states have enacted detailed laws establishing explicit consumer privacy protections and data security requirements in their respective states. For example, the California Consumer Privacy Act (“CCPA”) gives California residents rights to receive certain disclosures regarding the collection, use and sharing of “Personal Information,” as well as rights to access, delete and restrict the sale of certain personal information collected about them. Moreover, all 50 states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed to an unauthorized party due to a security breach.
Certain of our businesses are subject to the European Union’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s Data Protection Act 2018 (“DPA”), which broadly regulate the processing of personal data collected from individuals in the European Union and United Kingdom, respectively. DPA, GDPR and the Member States’ legislation implementing the GDPR, related rules regulating the privacy of electronic communications services and networks (including “cookie” rules), and various initiatives by regulatory authorities pursuant to these laws affect how we are able to process certain personal data for particular purposes, what we must tell our customers about this processing, and what controls our customers have over such processing.
Privacy and data security remained a priority legislative issue in 2021. For example, new laws have been enacted in Virginia and Colorado, which come into effect in 2023 and include many requirements similar to those in the CCPA for companies that collect personal information from consumers in those states. In addition, California voters approved a ballot initiative enacting the California Privacy Rights Act (“CPRA”), which updates the CCPA and establishes a new California Privacy Protection Agency to oversee implementation and enforcement of the state’s privacy laws. Changes enacted in the CPRA generally go into

19	Comcast 2021 Annual Report on Form 10-K

effect on January 1, 2023, though several aspects of the law remain subject to further rulemaking. Legislation similar to the laws enacted in Virginia and Colorado is under consideration in many other states, and various regulatory authorities are considering rulemakings around privacy and data collection. We cannot predict how these changes to the laws will affect our business, or whether any legislation or proposed rules currently under consideration will be enacted or adopted or what the impact of any such laws or regulations may be on our businesses.
State and Local Taxes
Some U.S. states and localities have imposed or are considering imposing, through both legislative and administrative channels, new or additional taxes or fees on, or limiting or eliminating incentives or credits earned or monetized by, the businesses operated by our Cable Communications and NBCUniversal segments, or imposing adverse methodologies by which taxes, fees, incentives or credits are computed, earned or monetized. These include combined reporting or other changes to general business taxes, central assessments for property tax and taxes and fees on the businesses operated or services provided by our Cable Communications and NBCUniversal segments. In some situations, DBS providers and other competitors that deliver their services over a broadband connection do not face the same state tax and fee burdens. Congress has also considered, and may consider again, proposals to bar or limit states from imposing taxes on these DBS providers or other competitors that are equivalent to the taxes or fees that we pay. The Internet Tax Freedom Act (“ITFA”) prohibits most states and localities from imposing sales and other taxes on our internet access charges; however, some jurisdictions may challenge the ITFA or the application of the ITFA to our business, or may assert that certain taxes akin to right-of-way fees are not preempted by the ITFA.
U.K. Exit from the European Union
The telecommunications and media regulatory framework applicable to our business in the United Kingdom is subject to greater uncertainty as a result of the United Kingdom’s withdrawal from the European Union. In 2021, the U.K. government signaled its intention of moving away from the E.U.’s approach in a number of policy areas, increasing the possibility of greater divergence between the regulation of our U.K. business and our other European businesses over time. We are not able to predict the extent of any such divergence at this point in time.
Other Regulations
U.S. states and localities, and various regulatory authorities, actively regulate other aspects of our businesses, including our Studios and Theme Parks businesses, accessibility to our video and voice services and broadcast television programming for people with disabilities, customer service standards, inside wiring, cable equipment, pole attachments, universal service fees, regulatory fees, public safety, telemarketing, leased access, indecency, loudness of commercial advertisements, advertising, political broadcasting, sponsorship identification, Emergency Alert System, equal employment opportunity and other employment-related laws, environmental-related matters, our equipment supply chain, and technical standards relating to the operation of cable systems and television stations. In addition, our international businesses are subject to various similar regulations, including those that cover television broadcasting, programming and advertising. We are occasionally subject to enforcement actions and investigations at the FCC and other federal, state and local agencies, as well as foreign governments and regulatory authorities, which can result in us having to pay fines or being subject to other sanctions.
Human Capital Resources
As of December 31, 2021, we had approximately 189,000 full-time and part-time employees calculated on a full-time equivalent basis. Of these employees, approximately 79,000, 74,000 and 34,000 were associated with Cable Communications, NBCUniversal and Sky, respectively. Approximately 30% of these employees were located in over 30 countries outside the United States, with larger workforce concentrations in the United Kingdom, China, Japan, Italy and Germany. We also use freelance and temporary employees in the normal course of our business. A small overall portion of our full-time U.S. employees are unionized; outside the United States, employees in certain countries, particularly in Europe, are represented by an employee representative organization, such as a union, works council or employee association. Our employee numbers reflect additional employees in our theme parks both due to the opening of our park in Beijing, China and reversing temporary workforce reductions implemented in 2020 due to capacity restrictions and closures at our parks resulting from COVID-19.
Our company has been built on a foundation of respect, integrity and trust, and we are committed to creating and fostering a work environment that promotes those values. As a global media and technology company, we have a wide range of employees, including management professionals, technicians, engineers, call center employees, theme park employees, and media talent and production employees. Given the breadth of our employee base, we tailor our human capital management policies with a view to specific employee populations within our businesses. Some of our key workforce-related programs and initiatives include the following:

Comcast 2021 Annual Report on Form 10-K	20

Diversity, Equity and Inclusion
•Our commitment to diversity, equity and inclusion is longstanding. We believe that a diverse, equitable and inclusive company helps to foster creativity, innovation and success. We embrace diversity of background, perspective, culture and experience throughout our business.
•We offer a variety of training programs and initiatives focused on creating a more inclusive workplace culture. These efforts include company-wide forums like our diversity, equity and inclusion speaker series which is designed to educate, inspire dialogue and foster employee engagement through a curated experience anchored by scholars, authors, thought leaders and expert speakers focusing on a variety of diversity, equity and inclusion topics.
•We support nine employee resource groups, with 35,000 members in over 200 chapters, including a variety of uniquely tailored mentorship programs across our business.
Employee Engagement
•We seek to create an engaged workforce through proactive listening and constructive dialogue, including through employee engagement surveys, as well as through the employee resource groups described above.
•We have an open door policy and culture so employees can report any questions or concerns – whether involving a workplace issue, a concern about suspected illegal or unethical conduct or any other matter – trusting that we will take their concerns seriously and without fear of retaliation.
Talent Development
•We provide a wide variety of opportunities for professional growth for all employees with in-classroom and online trainings and on-the-job experience.
•We offer education tuition assistance to full-time employees in the United States.
•Our Board of Directors discusses succession planning for our CEO and the remainder of our senior executive management team at least once a year. Throughout the year, our senior executive management team, as well as a broader array of executives throughout our businesses, make presentations to the Board and its committees and interact with our directors informally outside of regularly scheduled Board meetings, which provides directors with meaningful insight into our current pool of talent, what attracts and retains our executives, and our company culture.
Health and Welfare Benefits
•We offer a portfolio of services and tools to support our employees’ health and well-being (including dedicated health assistants, expert medical opinion services, diabetes treatment programs, tobacco cessation, and others).
•In 2021, we enhanced benefits related to virtual care, telehealth options, and back-up family care resources and support services and launched new behavioral health and counseling tools to support emotional wellbeing.
•We provide female and male employees the same paid parental leave options, including for adoption and surrogacy, and provide specialized support teams to help manage first months of parenthood.
•In response to COVID-19, we completed hundreds of thousands of COVID-19 tests, made physician-directed COVID-19 screening, testing, vaccination and treatment available at no out-of-pocket cost to benefit-enrolled employees and their dependents and we hosted onsite vaccine clinics.
Financial Benefits
•We focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the job position’s location and responsibilities.
•We provide competitive financial benefits such as a 401(k) retirement plan in the United States with a company match and other retirement arrangements internationally.
•We have employee stock purchase plans in the United States, United Kingdom, Ireland and several other European countries where most of our full-time and part-time employees can purchase our stock at a discount.
•We generally grant awards of restricted stock units and stock options on an annual basis to a meaningful portion of our employees, with over 18,000 employees receiving such awards in 2021.
•We offer financial literacy training and counseling to support employees in making their own financial decisions.

21	Comcast 2021 Annual Report on Form 10-K

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
Item 1A: Risk Factors
Risks Related to Our Business, Industry and Operations
The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our businesses and results of operations.
The impacts of COVID-19 and measures to prevent its spread across the globe have impacted our businesses in a number of ways. In particular, COVID-19 has had material negative impacts on NBCUniversal and Sky results of operations. For example, as a result of COVID-19, we have at times temporarily closed our theme parks or operated them with capacity restrictions. The creation and availability of our film and television programming globally also have been disrupted as a result of COVID-19, such as postponements or cancellations of sporting events, theatrical closures and suspensions of entertainment content production.
The impact of COVID-19 on our businesses also generally depends on the extent of restrictive governmental measures taken that affect day-to-day life, travel protocols and the length of time that such measures remain in place, global economic conditions, current and new variants and vaccination rates and efficacy. It is difficult to predict the extent and duration and the degree to which our results of operations will continue to be affected.
COVID-19 may also have the effect of heightening many of the other risks set forth below.

Our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively.
All of our businesses operate in intensely competitive, consumer-driven, rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services as well as entertainment, sports, news and information content to consumers. There can be no assurance that we will be able to compete effectively against our competitors or that competition will not have an adverse effect on our businesses.

Comcast 2021 Annual Report on Form 10-K	22

Below is a summary of the most significant sources of competition; for a more detailed description of the competition facing our businesses, see Item 1: Business and refer to the “Competition” discussion within that section.
•Cable Communications’ and Sky’s broadband services compete primarily against wireline telecommunications companies, including many that are increasing deployment of fiber-based networks, wireless telecommunications companies offering internet services (such as 4G and 5G wireless broadband services), certain electric cooperatives and municipalities in the United States that own and operate their own broadband networks and DBS and newer satellite broadband providers. Broadband-deployment funding initiatives at the federal and state level, including as part of COVID-19 relief efforts as well as federal infrastructure legislation enacted in 2021, may result in other service providers deploying new subsidized internet access networks within our footprint. Competition for Cable Communications’ video services consists primarily of DTC streaming and other OTT service providers, DBS providers and telecommunications companies with fiber-based networks. Sky faces competition for its video services from cable and telecommunications providers in its European markets. Our voice and wireless services primarily compete with wireless and wireline telecommunications providers. Many of our competitors offer customers bundled products and services with favorable pricing, which has increased competition.
•NBCUniversal and Sky face substantial and increasing competition from providers of similar types of entertainment, sports, news and information content, as well as from other forms of entertainment and recreational activities. NBCUniversal and Sky must compete to obtain talent, popular content (including sports programming) and other resources required to successfully operate their businesses. This competition has intensified as DTC streaming and other OTT service providers seek to develop high-quality programming and acquire live sports programming to attract viewers.
Consolidation of, or cooperation between, our competitors, including suppliers and distributors of content, may increase competition in all of these areas, as may the emergence of additional competitors with significant resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing and packaging, who are competing with our businesses in all forms of content distribution and production. For example, such consolidation or cooperation may allow competitors to offer free or lower cost streaming services, potentially on an exclusive basis, through unlimited data-usage plans for internet or wireless phone services.
The ability of our businesses to compete effectively also depends on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, business partners, employees, investors and government authorities. In addition, our ability to compete will be negatively affected if we do not provide our customers with a satisfactory customer experience.
Changes in consumer behavior continue to adversely affect our businesses and challenge existing business models.
Distribution platforms for viewing and purchasing content over the internet have been, and will likely continue to be, developed that further increase the number of competitors that all our businesses face and challenge existing business models. As consumers increasingly turn to DTC streaming and other OTT services, the number of Cable Communications’ video customers and amount of subscriber fees paid to NBCUniversal’s television networks decrease, even as Cable Communications’ broadband services have become more important to consumers. DTC streaming and other OTT services have driven, and will continue to drive, changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services, and how much they pay for such content.
For example, Cable Communications continues to experience net video customer losses. In Europe, more of Sky’s new video customers have recently subscribed, and may continue to subscribe, to NOW, Sky’s DTC streaming service, instead of its traditional DTH video service. Although we have attempted to adapt our video service offerings and enhance our broadband services for changing consumer behaviors, for example, by deploying the X1 and Sky Q platforms, Flex, developing new smart televisions using our global technology platform at Sky and Cable Communications, and by offering Peacock, the continuing trend of content owners delivering their content directly to consumers rather than through, or in addition to, traditional video distribution channels continues to disrupt traditional distribution business models.
The increase in DTC streaming and other OTT service providers also has significantly increased the number of entertainment choices available to consumers, which has intensified audience fragmentation and disaggregated the way that content traditionally has been distributed and viewed by consumers. The use of DTC streaming and other OTT services reduce traditional television viewership, and coupled with time-shifting technologies, such as DVR and on demand services, have caused and likely will continue to cause audience ratings declines for our television programming channels. In addition, as more programming providers offer their content directly to consumers through their own apps or platforms, they may reduce the quantity and quality of the programming they license to NBCUniversal or Sky’s television channels or to Peacock.

23	Comcast 2021 Annual Report on Form 10-K

Our failure to effectively anticipate or adapt to emerging competitors or changes in consumer behavior, including among younger consumers, and shifting business models could have an adverse effect on our competitive position, businesses and results of operations.
A decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses.
Cable Communications, NBCUniversal and Sky compete for the sale of advertising time with digital media distributors, websites and search engines, other television networks and stations, as well as with all other advertising platforms, such as radio and print. We derive substantial revenue from the sale of advertising, and a decline in expenditures by advertisers, including through traditional linear television distribution models, could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, increased competition for the leisure time of viewers, such as from social media and video games, audience fragmentation, increased viewing of content through DTC streaming and other OTT service providers, regulatory intervention regarding where and when advertising may be placed, or economic conditions generally. In addition, advertisers have shifted a portion of their total expenditures to digital media, which can deliver targeted advertising. Their willingness to purchase advertising from us may be adversely affected by lower audience ratings and reduced viewership, which many of NBCUniversal’s networks and some of Sky’s television channels have experienced and likely will continue to experience, or from the level of popularity or perceived acceptance of Peacock. Advertising sales and rates also are dependent on the methodology used for audience measurement and could be negatively affected if methodologies do not accurately reflect actual viewership levels.
Programming expenses for our video services are increasing, which could adversely affect Cable Communications’ video businesses.
We expect programming expenses for our video services to continue to be the largest single expense item for our Cable Communications segment and to continue to increase on a per subscriber basis. Part of Cable Communications’ programming expenses include payments to certain local broadcast television stations in exchange for their required consent for the retransmission of broadcast network programming to video services customers; we expect to continue to be subject to increasing demands for payment and other concessions from local broadcast television stations. These market factors may be exacerbated by increased consolidation in the media industry, which may further increase our programming expenses. If we are unable to raise our customers’ rates or otherwise offset programming cost increases through the sale of additional services, cost management or other initiatives, the increasing cost of programming could have an adverse effect on our Cable Communications segment’s results of operations.
Moreover, as our contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms, or at all, in which case we may be unable to provide such content as part of Cable Communications’ video services, and our businesses and results of operations could be adversely affected.
NBCUniversal’s and Sky’s success depends on consumer acceptance of their content, and their businesses may be adversely affected if their content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase.
NBCUniversal and Sky create and acquire media and entertainment content, the success of which depends substantially on consumer tastes and preferences that often change in unpredictable ways. The success of these businesses depends on our ability to consistently create, acquire, market and distribute television programming, filmed entertainment, theme park attractions and other content that meet the changing preferences of the broad domestic and international consumer markets. We have invested, and will continue to invest, substantial amounts in our content, including in the production of original content for NBCUniversal, including Peacock, and Sky, in our films and for new theme parks and theme park attractions, before learning the extent to which they will earn consumer acceptance. In addition, there can be no assurance that Peacock will continue to grow or sustain its revenue or user base or successfully compete as a standalone DTC streaming service.
NBCUniversal and Sky also obtain a significant portion of their content from third parties, such as movie studios, television production companies, sports organizations and other suppliers, sometimes on an exclusive basis. Competition for popular content, particularly for sports programming, is intense, and at times, we may increase the price we are willing to pay or be outbid by our competitors for popular content. We also may be unable to license popular third-party content for NBCUniversal’s and Sky’s television programming channels if media companies determine that licensing the content to us is not in their strategic best interests. For example, content creators have launched and may continue to launch their own DTC streaming or other OTT services, forgoing license fees from us to provide their content directly to consumers, or they may license their content to our competitors on an exclusive basis.
Entering into or renewing contracts for such programming rights or acquiring additional rights has in the past and in the future may result in significantly increased costs. Particularly with respect to long-term contracts for sports programming rights for NBCUniversal and Sky, our results of operations and cash flows over the term of a contract depend on a number of factors,

Comcast 2021 Annual Report on Form 10-K	24

including the strength of the advertising market, audience size, the timing and amount of rights payments, and the ability to secure distribution from, impose surcharges on, or obtain carriage on multichannel video providers. There can be no assurance that revenue from these contracts will exceed our costs for the rights, as well as the other costs of producing and distributing the programming. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, NBCUniversal’s and Sky’s businesses may be adversely affected.
The loss of programming distribution and licensing agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses.
NBCUniversal’s cable television networks depend on their ability to secure and maintain distribution agreements with traditional and virtual multichannel video providers. The number of subscribers to NBCUniversal’s cable television networks has been, and likely will continue to be, reduced as a result of fewer subscribers to multichannel video providers. In addition, NBCUniversal’s broadcast television networks depend on their ability to secure and maintain network affiliation agreements with third-party local broadcast television stations in the markets where we do not own the affiliated local broadcast television station. Our owned local broadcast television stations must elect, with respect to retransmission by certain multichannel video providers, either “must-carry” status, in which we require the provider to carry the station without generating any compensation to us, or “retransmission consent,” in which we give up our right to mandatory carriage and instead seek to negotiate the terms and conditions of carriage, including the amount of compensation, if any, paid to us by such provider. Sky also depends on its ability to secure and maintain wholesale distribution agreements for its television channels with multichannel video providers.
Increasingly, NBCUniversal and Sky license their prior season and library content on third-party distribution platforms, including to DTC streaming and other OTT service providers. If this programming does not attract sufficient viewers, these providers may not distribute NBCUniversal’s or Sky’s programming. In addition, at times we have opted to, and expect that we may in the future, not license certain popular owned content to third parties so we may offer it exclusively through Peacock, which would result in foregone licensing revenue.
For all of these types of arrangements, NBCUniversal’s and Sky’s ability to renew agreements on favorable terms may be affected by industry consolidation and new participants entering the market for distribution of content on digital platforms. There can be no assurance that any of these agreements will be entered into or renewed in the future on acceptable terms. The inability to enter into or renew these agreements could reduce our revenues and the reach of our programming, which could adversely affect NBCUniversal’s and Sky’s businesses.
Less favorable European telecommunications access regulations, the loss of Sky’s transmission access agreements with satellite or telecommunications providers or the renewal of these agreements on less favorable terms could adversely affect Sky’s businesses.
Sky relies on various third-party telecommunications providers to deliver its video, broadband, voice and wireless phone services to its customers. For example, Sky relies on satellite transponder capacity leased from third parties to provide most of its video services. In addition, under the current regulatory regimes in the United Kingdom, Ireland and Italy, Sky accesses networks owned by third-party telecommunications providers to offer its broadband and phone services, in many cases, on regulated terms, including price. If there is a change in regulation in these markets, the regulated terms could become less favorable. Moreover, while Sky receives wholesale fiber access on fair, reasonable and non-discriminatory terms, specific pricing terms are not regulated. As a result, if Sky is only able to enter into or renew its transmission agreements with satellite or telecommunications operators on less favorable terms, it would adversely affect Sky’s ability to compete, and if it is ultimately unable to do so on commercially viable terms or if these operators were to terminate their agreements, Sky may be unable to deliver certain of its services to customers in one or more of the markets in which it operates, which would adversely affect Sky’s businesses and results of operations.

25	Comcast 2021 Annual Report on Form 10-K

Our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others.
We rely on our intellectual property, such as patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other third parties, to use various technologies, conduct our business operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability, or be enjoined preliminarily or permanently from further use of the intellectual property in question, from importing into the United States or other jurisdictions in which we operate hardware or software that uses such intellectual property or from the continuation of our businesses as currently conducted. We may need to change our business practices if any of these events occur, which may limit our ability to compete effectively and could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming, costly to defend and may divert management’s attention and resources away from our businesses. Moreover, if we are unable to obtain or continue to obtain licenses from our vendors and other third parties on reasonable terms, our businesses could be adversely affected.
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
Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances that allow the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and films through unauthorized distribution platforms continues to present challenges for NBCUniversal’s businesses, and certain entities may stream our broadcast television content illegally online without our consent and without paying us any compensation. It also presents similar challenges for Sky’s businesses, including as a result of illegal retransmission of sports events. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. If any U.S. or international laws intended to combat piracy and protect intellectual property rights are repealed or weakened or are not adequately enforced, or if the legal system fails to adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights, the value of our intellectual property may be negatively impacted and our costs of enforcing our rights may increase.
We may be unable to obtain necessary hardware, software and operational support.
We depend on third-party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our products and services. Some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. For example, global supply chains in general have been, and may continue to be, disrupted as a result of COVID-19. If any of these vendors experience operating or financial difficulties or any other supply chain compliance-related issues, if our demand exceeds their capacity or if they breach or terminate their agreements with us or are otherwise unable to meet our specifications or provide the equipment, products or services we need in a timely manner (or at all), or at reasonable prices, our ability to provide some products or services may be adversely affected and we may incur additional costs.
Our businesses depend on keeping pace with technological developments.
Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology and equipment may provide them with a competitive advantage. New technologies can materially impact our businesses in a number of ways, including affecting the demand for our products, the distribution methods of our products and content to our customers, the ways in which our customers can purchase and view our content and the growth of distribution platforms available to advertisers. For example, current and new wireless internet technologies such as 4G and 5G wireless broadband services continue to evolve rapidly and may allow for greater speed and reliability for those services as compared with prior technologies. In addition, some companies and U.S. municipalities are building advanced fiber-based networks that provide very fast internet access speeds. We expect advances in communications technology to continue to occur in the future. If we choose technology or equipment that is not as effective or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers before our competitors do so, or if we fail to execute effectively on our technology initiatives, our businesses and results of operations

Comcast 2021 Annual Report on Form 10-K	26

could be adversely affected. We also will continue to incur additional costs as we execute our technology initiatives, such as the deployment of Flex and Sky Q set-top boxes, wireless gateways, developing smart televisions using our technology platform, and the operation of Peacock. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our revenue or to successfully compete in the future. We also may generate less revenue or incur increased costs if changes in our competitors’ product offerings require that we offer certain services or enhancements at a lower or no cost to our customers or that we increase our research and development expenditures.
A cyber attack, information or security breach, or technology disruption or failure may negatively impact our ability to conduct our business or result in the misuse of confidential information, all of which could adversely affect our business, reputation and results of operations.
Network and information systems and other technologies, including those that are related to our network management, customer service operations and programming delivery and are embedded in our products and services, are critical to our business activities. In the ordinary course of our business, there are constant attempts by third parties to cause systems-related events and security incidents and to identify and exploit vulnerabilities in security architecture and system design. These incidents include computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, denial of service attacks, phishing attacks, malicious social engineering, and other malicious activities. Incidents also may be caused inadvertently by us or our third-party vendors, such as process breakdowns and vulnerabilities in security architecture or system design.
Cyber threats and attacks are constantly evolving and are growing in sophistication and frequency, which increases the difficulty of detecting and successfully defending against them. Some cyber attacks have had, and in the future can have, cascading impacts that unfold with increasing speed across networks, information systems and other technologies across the world and create latent vulnerabilities in our and third-party vendors’ systems and other technologies. Moreover, as we also obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, and in some cases provide this information to third party vendors who agree to protect it, we face the risk that this information may become compromised through a cyber attack or data breach, misappropriation, misuse, leakage, falsification or accidental release or loss of information. Due to the nature of our businesses, we may be at a disproportionately heightened risk of these types of incidents occurring because we maintain certain information necessary to conduct our business in digital form. We also incorporate third-party software (including extensive open-source software), applications, and data hosting and cloud-based services into many aspects of our products, services and operations, all of which expose us to cyber attacks on such third-party suppliers and service providers.
While we develop and maintain systems, and operate extensive programs that seek to prevent security incidents from occurring, these efforts are costly and must be constantly monitored and updated in the face of sophisticated and rapidly evolving attempts to overcome our security measures and protections. The occurrence of both intentional and unintentional incidents have in the past, and could in the future, cause a variety of potential adverse business impacts. These include degradation or disruption of our network, products and services, excessive call volume to call centers, theft or misuse of our intellectual property or other assets, disruption of the security of our internal systems, products, services or satellite transmission signals, power outages, and the compromise of confidential or technical business information or damage to our or our customers’ or vendors’ data, equipment and reputation. Moreover, the amount and scope of insurance we maintain against losses resulting from any of the foregoing events likely would not be sufficient to fully cover our losses or otherwise adequately compensate us for disruptions to our business that may result. In addition, any such events could lead to litigation or cause regulators in the United States and internationally to impose significant fines or other remedial measures, including with respect to relevant customer privacy rules, or otherwise have an adverse effect on our company. Despite our efforts, we expect that we will continue to experience such incidents in the future, and there can be no assurance that any such incident will not have an adverse effect on our business, reputation or results of operations.
Weak economic conditions may have a negative impact on our businesses.
A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. Weak economic conditions in the United States or globally could adversely affect demand for any of our products and services and have a negative impact on our results of operations. For example, weak economic conditions will likely impact our customers’ discretionary spending and as a result, they may reduce the level of services to which they subscribe or may discontinue subscribing to one or more of Cable Communications’ or Sky’s services altogether. This risk may be increased by the expanded availability of free or lower cost competitive services, such as certain DTC streaming and other OTT services, or substitute services for broadband and voice services, such as wireless and public Wi-Fi networks. Weak economic conditions also negatively impact our advertising revenue, the performance of our films and home entertainment releases, and attendance and spending in our theme parks. In particular, the success of our theme parks and theatrical releases largely depends on consumer demand for out-of-home entertainment experiences, which may be limited by weakened economic conditions (as well as natural disasters, infectious disease outbreaks (such as COVID-19), terrorist attacks or other similar events).

27	Comcast 2021 Annual Report on Form 10-K

Weak economic conditions and disruptions in the global financial markets may impact our ability to obtain financing or to refinance existing debt on acceptable terms, if at all, could increase the cost of our borrowings and may increase our exposure to currency fluctuations in countries where we operate. Further, inflationary pressures in the United States and globally may also have negative impacts on our cost structure and pricing models and may impact the ability of third parties (including advertisers, customers, suppliers, wholesale distributors, retailers and content creators, among others) to satisfy their obligations to us.
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
We operate our businesses worldwide. There are risks inherent in doing business internationally, including global financial market turmoil; economic volatility and global economic slowdown; currency exchange rate fluctuations and inflationary pressures; political risks; the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising; import or export restrictions, tariffs, sanctions and trade regulations; difficulties in developing, staffing and managing foreign operations; issues related to occupational safety and adherence to diverse local labor laws and regulations; and potentially adverse tax developments. Additionally, although we employ foreign currency derivative instruments to hedge certain exposure to foreign currency exchange rate risks, including the British pound, Euro and Japanese yen, the use of such derivative instruments may not be sufficient to mitigate exchange rate fluctuations. Sky’s businesses in particular are also subject to risks relating to uncertainties and effects of the United Kingdom’s recent withdrawal from the European Union (referred to as “Brexit”), including financial, legal, tax and trade implications. In addition, doing business internationally subjects us to risks relating to political or social unrest, as well as corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, that impose stringent requirements on how we conduct our foreign operations. Moreover, foreign enforcement of laws and contractual rights in certain countries where we do business can be inconsistent and unpredictable, which may affect our ability to enforce our rights or make investments that we believe otherwise make strategic sense. If any of these events occur or our conduct does not comply with such laws and regulations, our businesses may be adversely affected.
Natural disasters, severe weather and other uncontrollable events could adversely affect our business, reputation and results of operations.
Our services, products and properties are vulnerable to damage from the occurrence of certain events, including natural disasters, severe weather events such as hurricanes and wild fires, and a range of other unforeseeable events such as infectious disease outbreaks, terrorist attacks or other similar events. Such events have in the past caused, and could in the future cause, a variety of adverse business impacts including degradation or disruption of our network, products and services, excessive call volume to call centers, a reduction in demand for our products, services and theme parks, disruption of our internal systems, products, services or satellite transmission signals, power outages, and damage to our or our customers’ or vendors’ equipment and properties. These events also may result in lost revenue and large expenditures to repair or replace damaged properties, products and services and could lead to litigation and fines, including if we inadvertently contributed to damages suffered by others. The amount and scope of insurance we maintain against losses resulting from these types of events likely would not be sufficient to fully cover our losses or otherwise adequately compensate us for disruptions to our business that may result. We expect that we will continue to experience some or all of these events in the future, and there can be no assurance that any such event will not have an adverse effect on our business, reputation or results of operations.
The loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses.
We rely on certain key management personnel in the operation of our businesses. While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside

Comcast 2021 Annual Report on Form 10-K	28

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
Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules or regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, any of which may significantly affect our businesses and ability to effectively compete. These legislators and regulators have been active in considering legislation and rulemakings, at times looking to adopt regulatory approaches from different countries that may be more burdensome, and they, along with some state attorneys general and foreign governmental authorities, have also been active in conducting inquiries and reviews regarding our services. State legislative and regulatory initiatives can create a patchwork of different and/or conflicting state requirements, such as with respect to privacy and Open Internet/net neutrality regulations, that can affect our business operations and further constrain our ability to compete.
Legislative and regulatory activity is increasing under the Biden Administration, particularly with respect to broadband networks. For example, Congress has approved tens of billions of dollars in new funding for broadband deployment and adoption initiatives, and may consider other proposals that address communications issues, including whether it should rewrite the entire Communications Act to account for changes in the communications marketplace and whether it should enact new, permanent Open Internet/net neutrality requirements. Federal agencies likewise may consider adopting new regulations for communications services, including broadband. States and localities are also increasingly proposing new regulations impacting communications services, including broader regulation of broadband networks. Any of these regulations could significantly affect our business and compliance costs. In addition, United States and foreign regulators and courts could adopt new interpretations of existing competition laws or enact new competition laws or regulatory tools that could negatively impact our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our businesses.
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

29	Comcast 2021 Annual Report on Form 10-K

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
In addition, NBCUniversal’s Media segment and Sky have programming rights agreements of varying scope and duration with various sports organizations to broadcast and produce sporting events. Labor disputes in these and other sports organizations could have an adverse effect on our businesses.
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
Item 1B: Unresolved Staff Comments
None.
Item 2: Properties
We believe that substantially all of our physical assets were in good operating condition as of December 31, 2021. Our corporate headquarters and Cable Communications segment headquarters are located in Philadelphia, Pennsylvania at One Comcast Center. Additionally, the Comcast Technology Center, which is adjacent to the Comcast Center, is a center for Cable Communications’ technology and engineering workforce, as well as the home of our NBCUniversal and Telemundo owned local broadcast stations in Philadelphia, Pennsylvania. We also have leases for numerous business offices, warehouses and properties throughout the United States that house divisional information technology operations.

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
Our broadband network consists of fiber-optic cables owned or leased by us and related equipment. We also operate national and regional data centers with equipment that is used to provide services, such as email and web services, to our broadband and

Comcast 2021 Annual Report on Form 10-K	30

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

NBCUniversal Segments
NBCUniversal’s corporate headquarters are located in New York, New York at 30 Rockefeller Plaza and surrounding campus and include offices and studios, which are used by Headquarters and Other and the Media segment. NBCUniversal owns substantially all of the space it occupies at 30 Rockefeller Plaza. NBCUniversal also leases space in 10 Rockefeller Plaza that includes The Today Show studio, production facilities and offices used by the Media segment. Telemundo’s leased headquarters and production facilities are located in Miami, Florida and are used by the Media segment and Headquarters and Other. The Universal City location in California includes offices, studios, and theme park and retail operations that are owned by NBCUniversal and used by all NBCUniversal segments. Our owned CNBC headquarters and production facilities and disaster recovery center are located in Englewood Cliffs, New Jersey and are used by the Media segment and Headquarters and Other. We also own or lease offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world, including property for our owned local broadcast television stations. In addition, we own theme parks and own or lease related facilities in Orlando, Florida; Hollywood, California; Osaka, Japan; and Beijing, China, that are used in the Theme Parks segment, and we are developing a new theme park in Orlando, Florida.

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
Sky’s corporate headquarters are located in Middlesex, U.K. Sky owns the space it occupies in Middlesex. Sky leases the Sky Deutschland headquarters located in Unterföhring, Germany and the Sky Italia headquarters located in Milan, Italy.
Additionally, Sky owns and leases offices, production facilities and studios, broadcasting facilities, and customer support centers throughout Europe, including in the United Kingdom, Ireland, Germany, Italy and Austria. We are currently constructing a new studio production facility in Elstree, U.K., that Sky will lease upon completion.

Other
The Wells Fargo Center, a large, multipurpose arena in Philadelphia, Pennsylvania that we own was the principal physical operating asset used by our other businesses as of December 31, 2021.
Item 3: Legal Proceedings
See Note 15 included in this Annual Report on Form 10-K for a discussion of legal proceedings.
Item 4: Mine Safety Disclosures
Not applicable.

31	Comcast 2021 Annual Report on Form 10-K

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

Dividends Declared
2021		2020
Month Declared:	Dividend Per Share	Month Declared:	Dividend Per Share
January	$0.25	January	$0.23
May	$0.25	May	$0.23
July	$0.25	July	$0.23
October (paid in January 2022)	$0.25	October (paid in January 2021)	$0.23
Total	$1.00	Total	$0.92
We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. In January 2022, our Board of Directors approved an 8% increase in our dividend to $1.08 per share on an annualized basis.
Holders of Class A common stock in the aggregate hold 66 2/3% of the combined voting power of our common stock. The number of votes that each share of Class A common stock has at any given time depends on the number of shares of Class A common stock and Class B common stock then outstanding, with each share of Class B common stock having 15 votes per share. The Class B common stock represents 33 1/3% of the combined voting power of our common stock, which percentage is generally non-dilutable under the terms of our articles of incorporation. Mr. Brian L. Roberts beneficially owns all outstanding shares of Class B common stock. Generally, including as to the election of directors, holders of Class A common stock and Class B common stock vote as one class except where class voting is required by law.
Record holders as of December 31, 2021 are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	352,581
Class B Common Stock	3
The table below summarizes Comcast’s common stock repurchases during 2021.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
First Quarter 2021	—	$—	—	$—	$—
Second Quarter 2021	8,785,149	$56.91	8,785,149	$499,999,935	$9,500,000,065
Third Quarter 2021	25,881,698	$57.96	25,881,698	$1,500,000,038	$8,000,000,027
October 1-31, 2021	12,911,147	$53.48	12,911,147	$690,452,411	$7,309,547,616
November 1-30, 2021	15,334,579	$52.79	15,334,579	$809,547,566	$6,500,000,050
December 1-31, 2021	10,297,809	$48.55	10,297,809	$500,000,046	$6,000,000,004
Total	73,210,382	$54.64	73,210,382	$3,999,999,996	$6,000,000,004
(a)Effective May 25, 2021, our Board of Directors increased our share repurchase program authorization to $10 billion. In January 2022, our Board of Directors increased our share repurchase program authorization from the $6 billion remaining as of December 31, 2021 to $10 billion. Under the authorization, which does not have an expiration date, we expect to repurchase additional shares, which may be in the open market or in private transactions.
The total number of shares purchased during 2021 does not include any shares received in the administration of employee share-based compensation plans as there were none received in 2021.

Comcast 2021 Annual Report on Form 10-K	32

Stock Performance Graph
The following graph compares the annual percentage change in the cumulative total shareholder return on Comcast’s Class A common stock during the five years ended December 31, 2021 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and a select peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group consists of our Class A common stock and the common stock of AT&T Inc., Charter Communications, Inc., DISH Network Corporation (Class A), Lumen Technologies, Inc., T-Mobile US, Inc. and Verizon Communications Inc. (the “transmission and distribution subgroup”); and Discovery, Inc. (Class A), ViacomCBS Inc. (Class B) and The Walt Disney Company (the “media subgroup”).
The peer group is constructed as a composite peer group in which the transmission and distribution subgroup is weighted 75% and the media subgroup is weighted 25% based on the respective revenue of our transmission and distribution and media businesses. The comparison assumes $100 was invested on December 31, 2016 in our Class A common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

	2017	2018	2019	2020	2021
Comcast Class A	$117	$102	$137	$164	$160
S&P 500 Stock Index	$122	$116	$153	$181	$233
Peer Group Index	$106	$97	$136	$141	$132
Item 6: [Reserved]
[Reserved]

33	Comcast 2021 Annual Report on Form 10-K

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes to enhance the understanding of our operations and our present business environment. For more information about our company’s operations and the risks facing our businesses, see Item 1: Business and Item 1A: Risk Factors, respectively. As discussed in Note 2, we changed the presentation of our segment operating results in 2021, and all amounts are presented on a consistent basis under the new segment structure. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2020 compared to fiscal year 2019, with the exception of the discussion and analysis related to our NBCUniversal segments, which is included below for all periods based on the updated segment structure.

Overview
We are a global media and technology company with three primary businesses: Comcast Cable, NBCUniversal and Sky. We present our operations in five reportable business segments (1) Comcast Cable in one reportable business segment, referred to as Cable Communications; (2) NBCUniversal in three reportable business segments: Media, Studios and Theme Parks (collectively, the “NBCUniversal segments”); and (3) Sky in one reportable business segment.

Consolidated Revenue, Net Income Attributable to Comcast Corporation and Adjusted EBITDA(a)
(in billions)

Revenue	Net Income Attributable to Comcast Corporation	Adjusted EBITDA

(a)Adjusted EBITDA is a financial measure that is not defined by generally accepted accounting principles in the United States (“GAAP”). Refer to the “Non-GAAP Financial Measure” section on page 52 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
2021 Developments
The following are the more significant developments in our businesses during 2021:
Cable Communications
•Revenue increased 7.1% to $64.3 billion, reflecting increases in broadband, wireless, business services, advertising, video and other revenue, partially offset by a decline in voice revenue.
•Adjusted EBITDA increased 11.2% to $28.1 billion primarily due to increases in revenue, partially offset by increases in programming and technical and product support expenses.
•Operating margin increased from 42.1% to 43.7%.

Comcast 2021 Annual Report on Form 10-K	34

•Total customer relationships increased by 1.1 million, total broadband customers increased by 1.3 million, total wireless lines increased by 1.2 million and total video customers decreased by 1.7 million.
•Capital expenditures increased 4.9% to $6.9 billion, reflecting increased spending on scalable infrastructure and line extensions, partially offset by decreased spending on customer premise equipment and support capital.
NBCUniversal
•Total NBCUniversal revenue increased 26.1% to $34.3 billion and total NBCUniversal Adjusted EBITDA increased 6.0% to $5.7 billion.
•Media segment revenue increased 20.3% to $22.8 billion and Adjusted EBITDA decreased 18.0% to $4.6 billion, including the impact of our broadcast of the Tokyo Olympics in 2021. Excluding $1.8 billion of revenue associated with our broadcast of the Tokyo Olympics in 2021, revenue in the Media segment increased 11.0%, primarily due to increases in distribution revenue, advertising revenue and other revenue, including the effects of COVID-19 in the prior year period.
•Media segment results include the operations of Peacock, which in 2021 generated revenue of $778 million and operating costs and expenses of $2.5 billion, compared to revenue of $118 million and operating costs and expenses of $781 million in 2020. We continued to invest in content and grow our customer base during 2021, and in the fourth quarter of 2021, we introduced certain ad-supported Peacock programming into Sky video services, launching first in the United Kingdom and Ireland.

•Studios segment revenue increased 16.2% to $9.4 billion, due to increases in content licensing revenue, theatrical revenue and home entertainment and other revenue as our film and television production operations returned to full capacity. Studios revenue included licenses of content to our Media and other segments, including the impact of a new licensing agreement for content that became exclusively available for streaming on Peacock in 2021, and the impacts of initial content licenses associated with the launch of Peacock in 2020, which are eliminated in consolidation.

•Theme Parks segment revenue increased 141.2% to $5.1 billion and Adjusted EBITDA increased from $(0.5) billion to $1.3 billion, reflecting the operation of our theme parks in the current year period compared to temporary closures and capacity restrictions as a result of COVID-19 in the prior year period and the opening of our theme park in Beijing, China in September 2021.
Sky
•Revenue increased 9.1% to $20.3 billion. Excluding the impact of foreign currency, Sky revenue increased 3.1% due to increases in advertising and direct-to-consumer revenue, partially offset by a decrease in content revenue, which were affected by COVID-19 in the prior year period and reduced broadcast rights for Serie A in the current year period.
•Adjusted EBITDA increased 20.8% to $2.4 billion. Excluding the impact of foreign currency, Sky Adjusted EBITDA increased 10.2% primarily due to increases in revenue and decreases in programming and production expenses, partially offset by increases in direct network costs and other expenses.
Other
•Corporate and Other Adjusted EBITDA losses decreased from $1.8 billion to $1.4 billion primarily due to costs incurred in the prior year period in response to COVID-19, including severance charges related to our businesses.
•Resumed our share repurchase program in the second quarter of 2021. We repurchased a total of 73.2 million shares of our Class A common stock for $4.0 billion in 2021. Raised our dividend by $0.08 to $1.00 per share on an annualized basis in January 2021 and paid $4.5 billion of dividends in 2021.

•Reduced debt by $8.9 billion in 2021 and ended the year with $94.8 billion of total short-term and long-term debt and $8.7 billion of cash and cash equivalents.

Impacts of COVID-19
COVID-19 and measures taken to prevent its spread across the globe have impacted our businesses in a number of ways, with the most significant effects in 2020, affecting the comparability of periods included in this report. COVID-19 has had material negative impacts on NBCUniversal and Sky results of operations primarily due to the temporary restrictions and closures at our theme parks and the impacts of professional sports, respectively. We expect the effects of the COVID-19 pandemic will continue to adversely impact our consolidated results of operations over the near to medium term, although the extent of such

35	Comcast 2021 Annual Report on Form 10-K

impact will depend on restrictive governmental measures, U.S. and global economic conditions, expanded availability and acceptance of vaccines and consumer behavior in response to COVID-19. The following summary provides a discussion of current and potential future effects of the pandemic with direct impacts to our businesses.
NBCUniversal
•Our theme parks in Orlando and Hollywood operated without capacity restrictions, following periods with capacity restrictions in place in the second quarter of 2021. Our theme park in Hollywood began requiring proof of vaccination or a negative COVID-19 test result for park entry in accordance with local requirements in the fourth quarter of 2021. Our theme park in Japan began operating without capacity restrictions in the fourth quarter of 2021, following periods with capacity restrictions in place. Our newest theme park, Universal Beijing Resort, opened in September 2021 with capacity restrictions. The capacity restrictions and temporary closures of our theme parks had a significant impact on our revenue and Adjusted EBITDA on a consolidated basis. The results of operations at our theme parks may continue to be negatively impacted and we cannot predict if our parks will remain open or be subject to capacity restrictions, or the level of attendance at our reopened parks. The development of the Epic Universe theme park in Orlando resumed in 2021 after having been paused in 2020.
•Delays to the start of seasons for certain professional sports leagues, including the 2020-21 NHL and NBA seasons, resulted in the shift of additional events into the first half of 2021 compared to a normal year. The delays impacted the timing of revenue and expense recognition, because both advertising revenue and costs associated with broadcasting these programs are recognized when events are broadcast. The timing of sports seasons generally returned to a normal calendar beginning in the third quarter of 2021. In addition, the Tokyo Olympics were postponed from the third quarter of 2020 to the third quarter of 2021, resulting in a corresponding delay of the associated revenue and costs.
•Our studio production operations have generally returned to full capacity. We delayed or altered the theatrical distribution strategy for certain of our films, both domestically and internationally as a result of the temporary closures and limited capacity operations of many movie theaters worldwide caused by COVID-19. Delays in theatrical releases affect both current and future periods as a result of corresponding delays in subsequent content licensing windows. Results of operations in our Studios segment may be negatively impacted over the near to medium term as a result of COVID-19.
Sky
•Direct-to-consumer revenue has been negatively impacted, and future periods may be negatively impacted, as a result of lower sports subscription revenue due to the closures and extent of reopening of our commercial customers’ locations. In addition, delays to the start of the 2020-21 seasons for certain sports, including European football, resulted in the shift of additional events and the significant costs associated with broadcasting these programs into the first and second quarters of 2021 compared to a normal year. The timing of sports seasons generally returned to a normal calendar beginning in the third quarter of 2021.

Comcast 2021 Annual Report on Form 10-K	36

Consolidated Operating Results

Year ended December 31 (in millions, except per share data)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue	$116,385	$103,564	$108,942	12.4%	(4.9)%
Costs and Expenses:
Programming and production	38,450	33,121	34,440	16.1	(3.8)
Other operating and administrative	35,619	33,109	32,807	7.6	0.9
Advertising, marketing and promotion	7,695	6,741	7,617	14.2	(11.5)
Depreciation	8,628	8,320	8,663	3.7	(4.0)
Amortization	5,176	4,780	4,290	8.3	11.4
Total costs and expenses	95,568	86,071	87,817	11.0	(2.0)
Operating income	20,817	17,493	21,125	19.0	(17.2)
Interest expense	(4,281)	(4,588)	(4,567)	(6.7)	0.5
Investment and other income (loss), net	2,557	1,160	438	120.4	164.8
Income before income taxes	19,093	14,065	16,996	35.7	(17.2)
Income tax expense	(5,259)	(3,364)	(3,673)	56.3	(8.4)
Net income	13,833	10,701	13,323	29.3	(19.7)
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(325)	167	266	NM	(37.5)
Net income attributable to Comcast Corporation	$14,159	$10,534	$13,057	34.4%	(19.3)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$3.09	$2.30	$2.87	34.3%	(19.9)%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$3.04	$2.28	$2.83	33.3%	(19.4)%

Adjusted EBITDA(a)	$34,708	$30,826	$34,258	12.6%	(10.0)%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measure” section on page 52 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated Revenue
The following graph illustrates the contributions to the change in consolidated revenue made by our Cable Communications, NBCUniversal and Sky segments, as well as by Corporate and Other activities, including eliminations.
The primary drivers of the change in revenue from 2020 to 2021 were as follows:
•Growth in our NBCUniversal segments driven by increased revenue in the Media, Theme Parks and Studios segments.
•Growth in our Cable Communications segment driven by increased broadband, wireless, business services, advertising, video and other revenue, partially offset by decreased voice revenue.

37	Comcast 2021 Annual Report on Form 10-K

•Growth in our Sky segment driven by increased advertising and direct-to-consumer revenue, partially offset by decreased content revenue, as well as the impact of foreign currency translation.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated Costs and Expenses
The following graph illustrates the contributions to the change in consolidated operating costs and expenses, representing total costs and expenses excluding depreciation and amortization expense, made by our Cable Communications, NBCUniversal and Sky segments, as well as by Corporate and Other activities, including adjustments and eliminations.
The primary drivers of the change in operating costs and expenses from 2020 to 2021 were as follows:
•An increase in NBCUniversal expenses due to increases in our Media, Studios and Theme Parks segments.
•An increase in Cable Communications segment expenses due to increased programming expenses, technical and product support costs, franchise and other regulatory fees, and advertising, marketing and promotion expenses, partially offset by a decrease in other expenses and customer service expenses.
•An increase in Sky segment expenses primarily due to increases in direct network costs and other expenses, partially offset by decreases in programming and production costs, as well as the impacts of foreign currency translation.
•A decrease in Corporate and Other expenses primarily due to severance charges related to our businesses in the prior year period.
•Consolidated costs and expenses for 2020 also includes an adjustment of $177 million related to a legal settlement that was excluded from Adjusted EBITDA and our segment operating results.
Operating costs and expenses for our segments and our corporate operations, business development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization Expense
Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Cable Communications	$7,811	$7,753	$7,994	0.7%	(3.0)%
NBCUniversal	2,466	2,307	2,129	6.9	8.4
Sky	3,379	3,034	2,699	11.4	12.4
Corporate and Other	147	6	131	NM	(96.0)
Comcast Consolidated	$13,804	$13,100	$12,953	5.4%	1.1%
Percentage changes that are considered not meaningful are denoted with NM.
Sky depreciation and amortization expense increased in 2021 primarily due to the impacts of foreign currency and increased amortization of software. NBCUniversal depreciation and amortization expense increased primarily due to the opening of

Comcast 2021 Annual Report on Form 10-K	38

Universal Beijing Resort in September 2021. Cable Communications depreciation and amortization expense increased primarily due to increased spending on scalable infrastructure and line extensions.
Amortization expense from acquisition-related intangible assets totaled $2.4 billion, $2.3 billion and $2.0 billion for 2021, 2020 and 2019, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Interest Expense
Interest expense decreased in 2021 compared to 2020 primarily due to $360 million of charges recorded in 2020 related to the early redemption of senior notes compared to $204 million of charges related to early redemptions in 2021, as well as a decrease in average debt outstanding and lower weighted-average interest rates.
Consolidated Investment and Other Income (Loss), Net

Year ended December 31 (in millions)	2021	2020	2019
Equity in net income (losses) of investees, net	$2,006	$(113)	$(505)
Realized and unrealized gains (losses) on equity securities, net	339	1,014	656
Other income (loss), net	211	259	287
Total investment and other income (loss), net	$2,557	$1,160	$438
The change in investment and other income (loss), net in 2021 compared to 2020 was primarily due to equity in net income (losses) of investees, net related to our investment in Atairos and realized and unrealized gains (losses) on equity securities, net. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $1.8 billion, $286 million and $(64) million 2021, 2020 and 2019, respectively. Realized and unrealized gains (losses) on equity securities, net in 2021 primarily included gains related to nonmarketable equity securities and losses on certain marketable securities, compared to the prior year period which primarily included gains on nonmarketable securities.

Consolidated Income Tax (Expense) Benefit
Our effective income tax rate in 2021 and 2020 was 27.5% and 23.9%, respectively.
In 2021, the effective income tax rate included $498 million of expense relating to the impact of tax law changes enacted in the United Kingdom in the second quarter of 2021, which, among other provisions, will increase the corporate tax rate to 25% from 19% effective April 1, 2023. The rate change resulted in an increase in our net deferred tax liabilities and a corresponding increase in income tax expense. Our income tax expense will reflect the new rate in the United Kingdom in 2023.
In 2020, the effective income tax rate included $145 million of expense relating to the impact of tax law changes in the third quarter of 2020.

Consolidated Net Income (Loss) Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
The changes in net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock in 2021 compared to 2020 was primarily due to losses at Universal Beijing Resort, which increased due to pre-opening costs prior to its opening in September 2021 (see Note 7).

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

39	Comcast 2021 Annual Report on Form 10-K

Cable Communications Segment Results of Operations

Revenue and Adjusted EBITDA	Residential Customer Relationships
(in billions)	(in millions)

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue
Residential:
Broadband	$22,979	$20,599	$18,752	11.6%	9.9%
Video	22,079	21,937	22,270	0.6	(1.5)
Voice	3,417	3,532	3,879	(3.3)	(8.9)
Wireless	2,380	1,574	1,167	51.2	34.9
Business services	8,933	8,191	7,795	9.1	5.1
Advertising	2,820	2,594	2,465	8.7	5.2
Other	1,719	1,624	1,754	5.9	(7.5)
Total revenue	64,328	60,051	58,082	7.1	3.4
Operating costs and expenses
Programming	14,285	13,498	13,389	5.8	0.8
Technical and product support	8,566	8,022	7,973	6.8	0.6
Customer service	2,347	2,432	2,494	(3.5)	(2.5)
Advertising, marketing and promotion	3,938	3,759	4,014	4.8	(6.3)
Franchise and other regulatory fees	1,806	1,625	1,582	11.1	2.7
Other	5,290	5,445	5,364	(2.8)	1.5
Total operating costs and expenses	36,231	34,781	34,816	4.2	(0.1)
Adjusted EBITDA	$28,097	$25,270	$23,266	11.2%	8.6%

Comcast 2021 Annual Report on Form 10-K	40

Customer Metrics
				Net Additions / (Losses)
(in thousands)	2021	2020	2019	2021	2020	2019
Customer relationships
Residential customer relationships	31,728	30,692	29,123	1,036	1,569	1,040
Business services customer relationships	2,489	2,426	2,396	63	30	94
Total customer relationships	34,218	33,119	31,519	1,099	1,599	1,134
Residential customer relationships mix
One product customers	14,330	12,408	10,221	1,922	2,187	1,232
Two product customers	8,407	8,734	8,923	(328)	(188)	(69)
Three or more product customers	8,992	9,550	9,979	(558)	(429)	(123)
Broadband
Residential customers	29,583	28,326	26,388	1,257	1,937	1,317
Business services customers	2,318	2,248	2,215	70	34	89
Total broadband customers	31,901	30,574	28,603	1,327	1,971	1,406
Video
Residential customers	17,495	18,993	20,288	(1,498)	(1,295)	(671)
Business services customers	681	852	966	(171)	(114)	(61)
Total video customers	18,176	19,846	21,254	(1,669)	(1,408)	(733)
Voice
Residential customers	9,062	9,645	9,934	(583)	(289)	(218)
Business services customers	1,391	1,357	1,342	34	15	46
Total voice customers	10,454	11,002	11,276	(548)	(275)	(173)
Wireless
Wireless lines	3,980	2,826	2,052	1,154	774	816
Customer metrics are presented based on actual amounts. Customer relationships represent the number of residential and business customers that subscribe to at least one of our services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional services, such as additional programming choices or our HD video or DVR services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional services, the MDU is counted as a single customer. Residential broadband and video customer metrics include certain customers that have prepaid for services. Business customers are generally counted based on the number of locations receiving services within our distribution system, with certain offerings such as Ethernet network services counted as individual customer relationships. Wireless lines represent the number of activated, eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines. Customer metrics for 2021 and 2020 do not include customers in certain temporary COVID-19 programs, including an Internet Essentials promotion for new qualifying customers to receive 60 days of free broadband services. This 60-day free Internet Essentials promotional offer ended at the end of December 2021. Customers under this program are excluded from our customer metrics until they begin paying for their service. Total residential customer relationships and broadband customers were updated in the first quarter of 2021 due to a conforming change to methodology, resulting in a reduction of approximately 26,000 customers. There was no impact to net additions and information for all periods presented have been recast on a comparable basis.

	2021	2020	2019	% Change 2021 to 2020	% Change 2020 to 2019
Average monthly total revenue per customer relationship	$159.22	$154.84	$156.37	2.8%	(1.0)%
Average monthly Adjusted EBITDA per customer relationship	$69.55	$65.16	$62.64	6.7%	4.0%
Average monthly total revenue per customer relationship is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our residential broadband, video and voice services is also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship. Each of our services has a different contribution to operating margin. We use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across our service offerings. We believe both metrics are useful to understand the trends in our business, and average monthly Adjusted EBITDA per customer relationship is useful particularly as we continue to focus on growing our higher-margin businesses.

41	Comcast 2021 Annual Report on Form 10-K

Cable Communications Segment – Revenue
We are a leading provider of broadband, video, voice, wireless, and other services to residential customers in the United States under the Xfinity brand; we also provide these and other services to business customers and sell advertising. Our residential and business customers are marketed individually and as bundled services at a discounted rate.
Residential
Revenue from our residential customers includes amounts earned for providing our broadband, video, voice and wireless services, including equipment and installation services. Broadband revenue also includes revenue earned related to our customers’ use of Flex and streaming services, and wireless revenue also includes the sale of devices. Revenue from each of our residential services is impacted by changes in the allocation of revenue among services sold in a bundle. Franchise and regulatory fees billed to our customers are included with the relevant service, which primarily relate to video and voice services.
Broadband
Revenue increased in 2021 primarily due to an increase in the number of residential broadband customers. The remaining increase in revenue was due to an increase in average rates. Average rates in 2020 were negatively impacted by waived fees due to COVID-19 and the impacts of customer adjustments. Refer to “Video” below for additional information.
We believe our customer base will continue to grow as consumers choose our broadband service and seek higher-speed offerings.
Video
Revenue was flat in 2021 primarily due to a decline in the number of residential video customers, offset by an increase in average rates. Average rates in 2020 were negatively impacted by customer adjustments accrued as a result of provisions in our programming distribution agreements with regional sports networks related to canceled sporting events. For customers receiving bundled services, the revenue reduction was allocated across each of the services in the bundle.
We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.
Voice
Revenue decreased in 2021 primarily due to a decline in the number of residential voice customers, partially offset by increases in average rates.
We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased in 2021 primarily due to an increase in the number of customer lines and device sales.
Business Services
Revenue from our business customers includes our service offerings for small business locations, which primarily include broadband, voice and video services, as well as our solutions for medium-sized customers and larger enterprises, and cellular backhaul services to mobile network operators.
Revenue increased in 2021 primarily due to increases in average rates and an increase in the number of customers receiving our services, which included the negative impacts of COVID-19 on small businesses in the prior year period.
Advertising
Revenue consists of the sale of advertising on linear television and digital platforms to local, regional and national advertisers, including where we represent the advertising sales efforts of other multichannel video providers and revenue from our advanced advertising business.
Revenue increased in 2021 reflecting an overall market recovery in the current year period and increases in revenue from our advanced advertising business, partially offset by decreases in political advertising compared to the prior year period.
Other
Revenue primarily relates to our security and automation services and also includes revenue related to residential customer late fees and related to other services, such as the licensing of our technology platforms to other multichannel video providers.
Revenue increased in 2021 primarily due to increases in revenue from licensing of our technology platforms and from our security and automation services.

Comcast 2021 Annual Report on Form 10-K	42

Cable Communications Segment – Operating Costs and Expenses
Programming Expenses
Programming expenses, which represent our most significant operating expense, are the fees we incur to provide content to our customers. These expenses represent the programming license fees charged by content providers, including the fees related to the distribution of cable and broadcast network programming and fees charged for retransmission of the signals from local broadcast television stations.
Expenses increased in 2021 primarily due to increases in retransmission consent and sports programming rates, and the impacts in 2020 of adjustment provisions in our programming distribution agreements with regional sports networks related to canceled sporting events as a result of COVID-19. These increases were partially offset by declines in the number of video subscribers.
We expect that our programming expenses will be impacted by rate increases, although to a lesser extent in 2022 compared to 2021 due to the timing of contract renewals, which will be offset by expected declines in the number of residential video customers.
Technical and Product Support Expenses
Expenses include costs to complete service call and installation activities; costs for network operations, product development, fulfillment and provisioning; the cost of wireless handsets, tablets and smart watches sold to customers; and monthly wholesale wireless access fees.
Expenses increased in 2021 primarily due to increased costs associated with our wireless phone service from increases in the sale of devices and the number of customers receiving service, partially offset by lower personnel costs.
Customer Service Expenses
Expenses include the personnel and other costs associated with handling the sale of services to customers and customer service activity.
Expenses decreased in 2021 primarily due to lower labor costs as a result of reduced call volumes.
Advertising, Marketing and Promotion Expenses
Expenses include the costs associated with attracting new customers and promoting our service offerings.
Expenses increased in 2021 primarily due to increased spending associated with attracting new customers and promoting our service offerings, including advertising expenses associated with the Tokyo Olympics, as well as decreased spending as a result of COVID-19 in the prior year period.
Franchise and Other Regulatory Fees
Expenses represent the fees we are required to pay to federal, state and local authorities, including fees under the terms of our cable franchise agreements.
Expenses increased in 2021 primarily due to increases in regulatory costs.
Other Expenses
Expenses primarily include administrative personnel costs; fees paid to third-party channels for which Cable represents the advertising sales efforts; other business support costs, including building and office expenses, taxes and billing costs; and bad debt.
Expenses decreased in 2021 primarily due to a decrease in bad debt expense.
Cable Communications Segment – Operating Margin
Our operating margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management. Our operating margin was 43.7%, 42.1% and 40.1% in 2021, 2020 and 2019, respectively. While the accrued adjustments for regional sports networks did not impact Adjusted EBITDA, they resulted in an increase to operating margins in 2020.

43	Comcast 2021 Annual Report on Form 10-K

NBCUniversal Segments Overview

2021 NBCUniversal Segments Operating Results(a)

Revenue	Adjusted EBITDA
(in billions)	(in billions)

(a)Segment details in the charts exclude the results of NBCUniversal Headquarters and Other and Eliminations and therefore the amounts do not equal the total. Revenue and Adjusted EBITDA charts are not presented on the same scale.

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue
Media	$22,780	$18,936	$19,947	20.3%	(5.1)%
Studios	9,449	8,134	9,352	16.2	(13.0)
Theme Parks	5,051	2,094	6,213	141.2	(66.3)
Headquarters and Other	87	53	31	63.8	69.6
Eliminations	(3,048)	(2,006)	(1,585)	(51.9)	(26.6)
Total revenue	$34,319	$27,211	$33,958	26.1%	(19.9)%
Adjusted EBITDA
Media	$4,569	$5,574	$5,834	(18.0)%	(4.5)%
Studios	884	1,041	1,058	(15.1)	(1.6)
Theme Parks	1,267	(477)	2,498	NM	(119.1)
Headquarters and Other	(840)	(563)	(690)	(49.3)	18.4
Eliminations	(205)	(220)	11	6.5	NM
Total Adjusted EBITDA	$5,675	$5,355	$8,711	6.0%	(38.5)%
Percentage changes that are considered not meaningful are denoted with NM.

Comcast 2021 Annual Report on Form 10-K	44

Media Segment Results of Operations

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue
Advertising	$10,291	$8,296	$9,267	24.1%	(10.5)%
Distribution	10,449	8,795	8,887	18.8	(1.0)
Other	2,040	1,845	1,793	10.5	2.9
Total revenue	22,780	18,936	19,947	20.3	(5.1)
Operating costs and expenses
Programming and production	13,337	9,319	9,907	43.1	(5.9)
Other operating and administrative	3,611	3,209	3,286	12.5	(2.3)
Advertising, marketing and promotion	1,264	834	920	51.4	(9.3)
Total operating costs and expenses	18,212	13,362	14,113	36.3	(5.3)
Adjusted EBITDA	$4,569	$5,574	$5,834	(18.0)%	(4.5)%
Media Segment – Revenue
Advertising
Revenue consists of the sale of advertising on our television networks, Peacock and digital properties.

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Advertising	$10,291	$8,296	$9,267	24.1%	(10.5)%
Advertising, excluding Tokyo Olympics	9,054	8,296	9,267	9.1	(10.5)
Revenue increased in 2021 compared to 2020 primarily due to our broadcast of the Tokyo Olympics. Excluding $1.2 billion of revenue associated with our broadcast of the Tokyo Olympics, advertising revenue increased due to higher pricing in the current year period, reduced spending from advertisers in the prior year period as a result of COVID-19, increased advertising revenue in Peacock and an increased number of sporting events, partially offset by continued audience ratings declines at our networks.
Revenue decreased in 2020 compared to 2019 primarily due to continued audience rating declines at our networks and reduced spending from advertisers as a result of COVID-19, including as a result of the reduced number of sporting events, partially offset by higher prices for advertising units sold and advertising revenue in Peacock following its launch in 2020.
Distribution
Revenue includes the fees received from the distribution of our cable and broadcast television network programming to traditional and virtual multichannel video providers and from NBC-affiliated and Telemundo-affiliated local broadcast television stations. Distribution revenue also includes distribution revenue associated with our periodic broadcasts of the Olympic Games and subscription fees received from Peacock subscribers.

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Distribution	$10,449	$8,795	$8,887	18.8%	(1.0)%
Distribution, excluding Tokyo Olympics	9,928	8,795	8,887	12.9	(1.0)
Revenue increased in 2021 compared to 2020, including the impact of our broadcast of the Tokyo Olympics. Excluding $522 million of revenue associated with our broadcast of the Tokyo Olympics, distribution revenue increased due to contractual rates increases, increased distribution revenue at Peacock, and credits accrued in 2020 at some of our regional sports networks from fewer games played due to COVID-19 as certain of our distribution agreements with multichannel video providers require contractual adjustments if a minimum number of sporting events does not occur. This increase was partially offset by declines in the number of subscribers at our networks.
Revenue decreased in 2020 compared to 2019 primarily due to declines in the number of subscribers at our networks and credits accrued at some of our regional sports networks resulting from the reduced number of games played by professional sports leagues due to COVID-19, partially offset by contractual rate increases.

45	Comcast 2021 Annual Report on Form 10-K

Other
Revenue primarily relates to the licensing of our owned programming and revenue generated by various digital properties.
Revenue increased in 2021 compared to 2020 primarily due to increased revenue from our digital properties and increased content licensing.
Revenue increased in 2020 compared to 2019 primarily due to timing of content provided under our licensing agreements, offset by decreased revenue from our digital properties.
* * *
We expect the number of subscribers and audience ratings at our networks will continue to decline as a result of the competitive environment and shifting video consumption patterns. Media segment total revenue included $778 million and $118 million related to Peacock in 2021 and 2020, respectively.
Media Segment – Operating Costs and Expenses
Programming and Production Costs
Expenses include the amortization of owned and licensed programming, including sports rights, direct production costs, production overhead, on-air talent costs and costs associated with the distribution of our programming to third-party networks and other distribution platforms.
Expenses increased in 2021 primarily due to costs associated with our broadcast of the Tokyo Olympics, higher programming costs at Peacock and higher costs related to other sporting events due to COVID-19 timing impacts.
Expenses decreased in 2020 due to decreases in sports programming costs driven by decreases in the number of sports events as a result of the postponement and cancellation of events due to COVID-19, delays in airing of new programs and cost saving initiatives, partially offset by higher programming costs at Peacock.
Other Operating and Administrative Expenses
Expenses include salaries, employee benefits, rent and other overhead expenses.
Expenses increased in 2021 primarily due to increased costs related to Peacock, partially offset by cost saving initiatives.
Expenses decreased in 2020 primarily due to decreased costs associated with our digital properties and cost saving initiatives, partially offset by increased costs related to Peacock.
Advertising, Marketing and Promotion Expenses
Expenses consist primarily of the costs associated with promoting content on our networks, Peacock and digital properties, as well as costs associated with promoting our platforms and digital properties.
Expenses increased in 2021 primarily due to higher marketing related to Peacock and higher spending related to our networks.
Expenses decreased in 2020 primarily due to lower spending on marketing related to our networks, partially offset by higher marketing expenses related to Peacock.
* * *
Media segment total operating costs and expenses included $2.5 billion and $781 million related to Peacock in 2021 and 2020, respectively. We expect to continue to incur significant costs related to additional content and marketing as we invest in the platform and attract new customers.

Comcast 2021 Annual Report on Form 10-K	46

Studios Segment Results of Operations

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue
Content licensing	$7,565	$6,557	$6,373	15.4%	2.9%
Theatrical	691	418	1,469	65.4	(71.6)
Home entertainment and other	1,193	1,159	1,510	2.9	(23.2)
Total revenue	9,449	8,134	9,352	16.2	(13.0)
Operating costs and expenses
Programming and production	6,820	5,413	5,903	26.0	(8.3)
Other operating and administrative	667	813	849	(18.0)	(4.1)
Advertising, marketing and promotion	1,078	867	1,542	24.3	(43.8)
Total operating costs and expenses	8,565	7,093	8,294	20.7	(14.5)
Adjusted EBITDA	$884	$1,041	$1,058	(15.1)%	(1.6)%
Studios Segment – Revenue
Content Licensing
Revenue relates to the licensing of our owned film and television content in the United States and internationally to cable, broadcast and premium networks and DTC streaming service providers, as well as through video on demand and pay-per-view services provided by multichannel video providers and OTT service providers.
Revenue increased in 2021 primarily due to the timing of when content was made available by our television studios under licensing agreements, including additional sales of content as production levels returned to normal in 2021 and a new licensing agreement for content that became exclusively available for streaming on Peacock in 2021, which more than offset the benefit from initial content licenses associated with the launch of Peacock in 2020. Revenue in 2021 also was negatively impacted by delays in theatrical releases due to COVID-19 for our film studios.
Revenue increased in 2020 primarily due to the timing of when content was made available under licensing agreements, including initial licenses of content associated with the launch of Peacock, and increased sales of titles made available on demand, including certain 2020 releases after theater closures due to COVID-19, partially offset by decreases in revenue from our television studios due to delays in production.
Theatrical
Revenue relates to the worldwide distribution of our films for exhibition in movie theaters.
Revenue increased in 2021 primarily due to current year releases, including F9, and the impact of theater closures as a result of COVID-19 in the prior year period.
Revenue decreased in 2020 primarily due to theater closures as a result of COVID-19.
Home Entertainment and Other
Revenue consists of the sale of content on DVDs and through digital distribution services, as well as the production and licensing of live stage plays and the distribution of filmed entertainment produced by third parties. The overall DVD market continues to experience declines due to the maturation of the DVD format from increasing shifts in consumer behavior toward digital distribution services and subscription rental services, both of which generate less revenue per transaction than DVD sales, as well as due to piracy.
Revenue increased in 2021 primarily due to increased sales of television titles in the current year period.
Revenue decreased in 2020 primarily due to COVID-19, including from our live stage plays, which were impacted by theater and entertainment venue closures, and a reduced number of releases in 2020.

47	Comcast 2021 Annual Report on Form 10-K

Studios Segment – Operating Costs and Expenses
Programming and Production Costs
Expenses include the amortization of capitalized film and television production and acquisition costs, residuals and participations payments, and distribution expenses. The costs associated with producing film and television content have generally increased in recent years and may continue to increase in the future.
Expenses increased in 2021 due to higher costs associated with content licensing sales, including the new licensing agreement for content that became exclusively available for streaming on Peacock in 2021, higher costs associated with theatrical releases in the current year period and the impact of updated accounting guidance related to episodic television series, which was adopted and had a favorable impact on programming and production expense in the prior year period.
Expenses decreased in 2020 due to higher costs associated with theatrical releases in 2019, lower production costs as a result of delays in production and the impact of updated accounting guidance related to episodic television series, partially offset by higher costs associated with content licensing sales.
Other Operating and Administrative Expenses
Expenses include salaries, employee benefits, rent and other overhead expenses.
Expenses decreased in 2021 primarily due to cost saving initiatives.
Expenses decreased in 2020 primarily due to lower costs associated with live stage plays, which were impacted by theater and entertainment venue closures as a result of COVID-19.
Advertising, Marketing and Promotion Expenses
Expenses consist primarily of expenses associated with advertising for our theatrical releases and the marketing of DVDs. The costs associated with marketing films have generally increased in recent years and may continue to increase in the future.
Expenses increased in 2021 primarily due to higher spending on theatrical film releases in the current year period.
Expenses decreased in 2020 primarily due to lower spending on theatrical film releases as a result of COVID-19.

Theme Parks Segment Results of Operations

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue	$5,051	$2,094	$6,213	141.2%	(66.3)%
Operating costs and expenses	3,783	2,571	3,715	47.1	(30.8)
Adjusted EBITDA	$1,267	$(477)	$2,498	NM	(119.1)%
Theme Parks Segment – Revenue
Revenue primarily relates to guest spending at our theme parks, including ticket sales and in-park spending and our consumer products business.
Revenue increased in 2021 primarily due to improved operating conditions compared to 2020 when each of our theme parks were either operating at a limited capacity or closed as a result of COVID-19 and from the operations of Universal Beijing Resort, which opened in September 2021. All of our theme parks temporarily closed beginning in mid to late first quarter of 2020. Our theme park in Orlando reopened with capacity restrictions in the second quarter of 2020 and began operating without capacity restrictions during the second quarter of 2021. Our theme park in Hollywood reopened with capacity restrictions early in the second quarter of 2021 and began operating without capacity restrictions by the end of that quarter. Our theme park in Japan reopened with capacity restrictions in the second quarter of 2020, had a temporary closure in the second quarter of 2021 and began operating without capacity restrictions in the fourth quarter of 2021. Our newest theme park in Beijing opened in September 2021 with capacity restrictions.
Revenue decreased in 2020 due to the temporary closures and capacity restrictions at our theme parks as a result of COVID-19.

Comcast 2021 Annual Report on Form 10-K	48

Theme Parks Segment – Operating Costs and Expenses
Expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.
Expenses increased in 2021 primarily due to increased operating costs at our theme parks, as compared to the temporary closures and capacity restrictions in the prior year period. Expenses also include increased pre-opening costs and operating costs associated with Universal Beijing Resort.
Expenses decreased in 2020 primarily due to temporary closures and capacity restrictions and lower marketing-related costs, partially offset by pre-opening costs associated with Universal Beijing Resort.

NBCUniversal Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue	$87	$53	$31	63.8%	69.6%
Operating costs and expenses	927	616	721	50.5	(14.5)
Adjusted EBITDA	$(840)	$(563)	$(690)	(49.3)%	18.4%
Expenses include overhead, personnel costs and costs associated with corporate initiatives, which were affected by COVID-19 in 2020.
Eliminations

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue	$(3,048)	$(2,006)	$(1,585)	51.9%	26.6%
Operating costs and expenses	(2,843)	(1,786)	(1,596)	59.0	12.0
Adjusted EBITDA	$(205)	$(220)	$11	(6.5)%	NM
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
For the years ended 2021, 2020 and 2019, approximately 42%, 34% and 27%, respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. Eliminations will increase or decrease to the extent that additional content is made available to our other segments. Refer to Note 2 for further discussion of transactions between our segments.

Sky Segment Results of Operations

	2021	2020	2019	% Change 2020 to 2021		% Change 2019 to 2020
Year ended December 31 (in millions)	Actual	Actual	Actual	Actual	Constant Currency Change(a)	Actual	Constant Currency Change(a)
Revenue
Direct-to-consumer	$16,455	$15,223	$15,538	8.1%	2.0%	(2.0)%	(3.0)%
Content	1,341	1,373	1,432	(2.3)	(7.4)	(4.1)	(4.9)
Advertising	2,489	1,998	2,249	24.6	18.4	(11.2)	(12.0)
Total revenue	20,285	18,594	19,219	9.1	3.1	(3.3)	(4.2)
Operating costs and expenses
Programming and production	8,949	8,649	8,865	3.5	(1.3)	(2.4)	(3.5)
Direct network costs	2,612	2,086	1,746	25.2	17.1	19.5	18.6
Other	6,364	5,905	5,509	7.8	2.0	7.2	6.3
Total operating costs and expenses	17,925	16,640	16,120	7.7	2.2	3.2	2.2
Adjusted EBITDA	$2,359	$1,954	$3,099	20.8%	10.2%	(37.0)%	(37.6)%

49	Comcast 2021 Annual Report on Form 10-K

(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 52 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics
				Net Additions / (Losses)
	2021	2020	2019	2021	2020	2019
(in thousands)	Actual	Actual	Actual	Actual	Actual	Actual
Total customer relationships	23,027	23,224	23,280	(198)	(56)	394
Customer metrics are presented based on actual amounts. Customer relationships represent the number of residential customers that subscribe to at least one of Sky’s four primary services of video, broadband, voice and wireless phone service. Sky reports business customers, including hotels, bars, workplaces and restaurants, generally based on the number of locations receiving our services. In the first quarter of 2021, we implemented conforming changes to our methodology for counting commercial customers in Italy and Germany, which are counted as described above, consistent with the methodology for customers in the United Kingdom. Previously, customers were counted based on a residential equivalent unit in Italy or the number of active venues or rooms in Germany. This change resulted in a reduction in Sky’s total customer relationships of 714,000 as of December 31, 2020. The impact of the change in methodology to customer relationship net additions for any period was not material. For comparative purposes, we have updated Sky’s historical total customer relationships and average monthly direct-to-consumer revenue per customer relationship to reflect this adjustment.

	2021	2020	2019	% Change 2020 to 2021		% Change 2019 to 2020
	Actual	Actual	Actual	Actual	Constant Currency Growth(a)	Actual	Constant Currency Growth(a)
Average monthly direct-to-consumer revenue per customer relationship	$59.29	$54.56	$56.09	8.7%	2.6%	(2.7)%	(3.7)%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 52 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
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
Sky Segment – Revenue
Direct-to-Consumer
Revenue primarily relates to video services provided to both residential and business customers, as well as broadband, voice and wireless services. Video service revenue includes both DTH video services and our NOW streaming service. Revenue from our wireless customers also includes the sale of devices.
Revenue increased in 2021 compared to 2020. Excluding the impact of foreign currency, revenue increased primarily due to an increase in average revenue per customer relationship. This increase reflected the impacts of the postponement of sporting events in the prior year period as a result of COVID-19, an increase in the sale of wireless handsets and rate increases in the United Kingdom, which were partially offset by declines in average rates in Italy. Customer relationships remained relatively consistent with the prior year period as decreases in Italy were offset by increases in the United Kingdom and Germany. The declines in customer relationships and average revenue per customer relationship in Italy primarily resulted from reduced broadcast rights for Serie A, which we had held through the end of the 2020-21 season. Beginning with the 2021-22 season in the third quarter of 2021 and through the 2023-24 season, we have nonexclusive broadcast rights to fewer matches, which has resulted and we expect will continue to result in declines in revenue and customer relationships in Italy.
Content
Revenue relates to the distribution of our owned television channels on third-party platforms and the licensing of owned and licensed content.
Revenue decreased in 2021 compared to 2020. Excluding the impact of foreign currency, revenue decreased primarily due to lower sports programming licensing revenue driven by changes in licensing agreements in Italy and Germany, partially offset by higher revenue from the distribution of Sky’s sports programming on third-party platforms due to the impacts of COVID-19 in the prior year period.

Comcast 2021 Annual Report on Form 10-K	50

Advertising
Revenue consists of the sale of advertising on linear television and digital platforms, including where we represent the sales efforts of third-party channels, as well revenue from various technology, tools and solutions relating to our advertising business.
Revenue increased in 2021 compared to 2020. Excluding the impact of foreign currency, revenue increased primarily reflecting an overall market recovery compared to the prior year period.
Sky Segment – Operating Costs and Expenses
Programming and Production Costs
Expenses primarily relate to content broadcast on our channels. These costs include the amortization of owned and licensed programming, including sports rights, direct production costs, production overhead and on-air talent costs. These expenses also include the fees associated with programming distribution agreements for channels owned by third parties.
Expenses increased in 2021 compared to 2020. Excluding the impact of foreign currency, expenses decreased primarily due to lower costs associated with Serie A and entertainment programming in the current year period, partially offset by an increase in the number of sporting events in the current year period due to COVID-19, which delayed the starts of the 2020-21 European football seasons.
Direct Network Costs
Expenses primarily include costs directly related to the supply of broadband and voice services, including wireless services for wireless handsets and tablets, to our customers. This includes call costs, monthly wholesale access fees and other variable costs associated with our network. In addition, it includes the cost of wireless handsets sold to customers.
Expenses increased in 2021 compared to 2020. Excluding the impact of foreign currency, expenses increased primarily due to an increase in costs associated with Sky’s wireless phone and broadband services as a result of increases in the sale of wireless handsets and the number of customers receiving these services.
Other Expenses
Expenses include costs related to marketing, fees paid to third-party channels for which Sky represents the advertising sales efforts, subscriber management, supply chain, transmission, technology, fixed networks and general administrative costs.
Expenses increased in 2021 compared to 2020. Excluding the impact of foreign currency, expenses increased primarily due to higher fees paid to third-party channels related to advertising sales, partially offset by lower personnel costs.

Corporate, Other and Eliminations

Corporate and Other Results of Operations

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue	$461	$248	$333	86.1%	(25.6)%
Operating costs and expenses	1,819	2,033	1,153	(10.5)	76.3
Adjusted EBITDA	$(1,358)	$(1,785)	$(820)	23.9%	(117.8)%
Corporate and other primarily includes overhead and personnel costs, the results of other business initiatives and Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania. Other business initiatives include costs associated with the launch of Sky Glass and the related hardware sales, as well as costs associated with the launch of XClass TV.
Revenue increased in 2021 primarily due to increases at Comcast Spectacor as a result of the impacts of COVID-19 in the prior year period and sales of Sky Glass televisions.
Expenses decreased in 2021 primarily due to costs incurred in the prior year periods in response to COVID-19, including severance charges related to our businesses, partially offset by costs related to Sky Glass and XClass TV. In 2020, our businesses implemented separate cost savings initiatives, with the most significant relating to severance at NBCUniversal in connection with the realignment of the operating structure in our television businesses as well as overall reductions in the cost base. The costs of these initiatives were presented in Corporate and Other. Payments related to NBCUniversal employee severance were substantially complete in 2021 and the substantial majority of the related costs savings were being realized in operating costs and expenses as of the end of 2021. A portion of these cost savings may be reallocated to investments in content and other strategic initiatives. We expect to incur increased costs in 2022 related to the launch of Sky Glass and XClass TV.

51	Comcast 2021 Annual Report on Form 10-K

Eliminations

Year ended December 31 (in millions)	2021	2020	2019	% Change 2020 to 2021	% Change 2019 to 2020
Revenue	$(3,008)	$(2,540)	$(2,650)	18.5%	(4.2)%
Operating costs and expenses	(2,942)	(2,572)	(2,652)	14.4	(3.1)
Adjusted EBITDA	$(65)	$32	$2	NM	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between Cable Communications, NBCUniversal, Sky and other businesses. Eliminations of transactions between NBCUniversal are presented separately. Current year amounts reflect an increase in eliminations associated with the Tokyo Olympics. Refer to Note 2 for a description of transactions between our segments.

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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA
Year ended December 31 (in millions)	2021	2020	2019
Net income attributable to Comcast Corporation	$14,159	$10,534	$13,057
Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(325)	167	266
Income tax expense	5,259	3,364	3,673
Investment and other (income) loss, net	(2,557)	(1,160)	(438)
Interest expense	4,281	4,588	4,567
Depreciation	8,628	8,320	8,663
Amortization	5,176	4,780	4,290
Adjustments(a)	87	233	180
Adjusted EBITDA	$34,708	$30,826	$34,258
(a)Amounts represent the impacts of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including Sky transaction-related costs and costs related to our investment portfolio. Year to date 2020 also includes $177 million related to a legal settlement.

Comcast 2021 Annual Report on Form 10-K	52

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

Reconciliation of Sky Constant Currency Growth Rates
	2021	2020	% Change 2020 to 2021	2020	2019	% Change 2019 to 2020
Year ended December 31 (in millions, except per customer data)	Actual	Constant Currency	Constant Currency Change	Actual	Constant Currency	Constant Currency Change
Revenue
Direct-to-consumer	$16,455	$16,125	2.0%	$15,223	$15,698	(3.0)%
Content	1,341	1,448	(7.4)	1,373	1,443	(4.9)
Advertising	2,489	2,101	18.4	1,998	2,270	(12.0)
Total revenue	20,285	19,675	3.1	18,594	19,411	(4.2)
Operating costs and expenses
Programming and production	8,949	9,064	(1.3)	8,649	8,967	(3.5)
Direct network costs	2,612	2,230	17.1	2,086	1,759	18.6
Other	6,364	6,239	2.0	5,905	5,556	6.3
Total operating costs and expenses	17,925	17,533	2.2	16,640	16,282	2.2
Adjusted EBITDA	$2,359	$2,142	10.2%	$1,954	$3,129	(37.6)%
Average monthly direct-to-consumer revenue per customer relationship	$59.29	$57.79	2.6%	$54.56	$56.67	(3.7)%

Liquidity and Capital Resources

Year ended December 31 (in millions)	2021	2020	2019
Cash provided by operating activities	$29,146	$24,737	$25,697
Cash used in investing activities	(13,446)	(12,047)	(14,841)
Cash used in financing activities	(18,618)	(6,513)	(9,181)

December 31 (in millions)	2021	2020
Cash and cash equivalents	$8,711	$11,740
Short-term and long-term debt	$94,850	103,760
Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities; existing cash, cash equivalents and investments; available borrowings under our existing credit facility; and our ability to obtain future external financing. Refer to “Contractual Obligations” discussion below for additional information regarding our cash requirements. We anticipate that we will continue to use a substantial portion of our cash flows from operating activities in repaying our debt obligations, funding our capital expenditures and cash paid for intangible assets, investing in business opportunities, and returning capital to shareholders.
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of December 31, 2021, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion. We entered into a new revolving credit facility in March 2021 (see Note 6).

53	Comcast 2021 Annual Report on Form 10-K

We are subject to customary covenants and restrictions set forth in agreements related to debt issued at Comcast and certain of our subsidiaries, including the indentures governing our public debt securities and the credit agreement governing the Comcast revolving credit facility. Our credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the credit facility. Compliance with this financial covenant is tested on a quarterly basis under the terms of the credit facility. As of December 31, 2021, we met this financial covenant by a significant margin and we expect to remain in compliance with this financial covenant and other covenants related to our debt. The covenants and restrictions in our revolving credit facility do not apply to certain entities, including Sky and our international theme parks.
Operating Activities

Components of Net Cash Provided by Operating Activities
Year ended December 31 (in millions)	2021	2020	2019
Operating income	$20,817	$17,493	$21,125
Depreciation and amortization	13,804	13,100	12,953
Noncash share-based compensation	1,315	1,193	1,021
Changes in operating assets and liabilities	(1,499)	(178)	(2,335)
Payments of interest	(3,908)	(3,878)	(4,254)
Payments of income taxes	(2,628)	(3,183)	(3,231)
Proceeds from investments and other	1,246	190	418
Net cash provided by operating activities	$29,146	$24,737	$25,697
The decrease resulting from changes in operating assets and liabilities in 2021 compared to 2020 was primarily related to the timing of amortization and related payments for our film and television costs, including increased production spending, offset by an increased number of sporting events in 2021, as well as increases in accounts receivable and decreases in deferred revenue, which included the impacts of our broadcast of the Tokyo Olympics. These decreases were partially offset by increases related to the operations of our theme parks.
The decrease in income tax payments in 2021 was primarily due to the tax deductions resulting from our senior notes exchange (refer to “Financing Activities” below for additional information), which reduced tax payments by $1.3 billion in the current year period and more than offset the higher taxable income from operations in 2021.
The increase in proceeds from investments and other in 2021 was primarily due to increased cash distributions received from equity method investments (see Note 8).
Investing Activities
Our most significant recurring investing activity has been capital expenditures, which are discussed further below. The increase in cash used in investing activities in 2021 compared to 2020 was primarily due to proceeds received from the sale of our investment in AirTouch in 2020, the acquisition of Masergy in 2021 and increased cash paid for intangible assets related to software development, partially offset by decreases in purchases of investments, decreases in costs related to the construction of Universal Beijing Resort and the purchase of spectrum in the prior year period.
Capital Expenditures
Capital expenditures were flat in 2021 primarily due to reduced spending in our Theme Parks segment as a result of COVID-19, offset by increases in spending in our Cable Communications segment. The costs associated with the construction of Universal Beijing Resort are presented separately in our consolidated statement of cash flows. See Note 7.
Our most significant capital expenditures are in our Cable Communications segment, and we expect that this will continue in the future. Cable Communications’ capital expenditures increased primarily due to increased spending on scalable infrastructure and line extensions, partially offset by decreased spending on customer premise equipment and support capital. The table below summarizes the capital expenditures we incurred in our Cable Communications segment in 2021, 2020 and 2019.

Year ended December 31 (in millions)	2021	2020	2019
Customer premise equipment	$2,203	$2,333	$2,659
Scalable infrastructure	2,658	2,289	2,000
Line extensions	1,565	1,394	1,392
Support capital	503	589	858
Total	$6,930	$6,605	$6,909
We expect our capital expenditures for 2022 will be focused on the increased investment in scalable infrastructure to increase network capacity and in line extensions for the expansion of both business services and residential in our Cable

Comcast 2021 Annual Report on Form 10-K	54

Communications segment; and the continued deployment of wireless gateways, X1 and Sky Q. In addition, we expect to continue investment in existing and new attractions at our Universal theme parks in the future, including the development of our additional theme park in Orlando, Florida, which resumed in 2021. Capital expenditures for subsequent years will depend on numerous factors, including competition, changes in technology, regulatory changes, the timing and rate of deployment of new services, the capacity required for existing services, the timing of new attractions at our theme parks and potential acquisitions.
Financing Activities
Net cash used in financing activities in 2021 consisted primarily of repayments of debt and the related early redemption payments presented in other financing activities, repurchases of common stock under our share repurchase program and employee plans, dividend payments, and payments related to the redemption of NBCUniversal Enterprise redeemable subsidiary preferred stock presented in other financing activities, partially offset by proceeds from borrowings. Net cash used in financing activities in 2020 consisted primarily of repayments of debt and the related early redemption payments presented in other financing activities, dividend payments, and payments related to the redemption and repayment of subsidiary preferred shares in the second quarter of 2020 presented in other financing activities, partially offset by proceeds from borrowings and proceeds from the settlement of cross-currency swaps related to our debt presented in other financing activities.
In August 2021, we completed a debt exchange transaction. We issued $15.0 billion aggregate principal amount of new senior notes, which have maturities ranging from 2051 to 2063 and a weighted-average interest rate of 2.93%, and made cash payments of $0.5 billion in exchange for $11.2 billion aggregate principal amount of certain series of outstanding senior notes with maturities ranging from 2033 to 2058 and a weighted-average interest rate of 5.04%. The debt exchange resulted in an overall reduction in the weighted-average interest rate for our total outstanding debt of 0.27% and extended the overall weighted-average maturity by 2 years. The debt exchange transaction was accounted for as a debt modification, and therefore following the exchange, the book value of the new senior notes is equal to the book value of the exchanged senior notes reduced by the amount of the cash payments, and the difference between the principal and carrying amounts of the new senior notes will accrue through interest expense over the period to maturity of the new senior notes.
In 2021, we made debt repayments of $11.5 billion, including $4.9 billion of optional repayments of term loans due 2022 to 2023 and the early redemption of $3.3 billion of senior notes maturing in 2024 and 2025, as well as amounts due at maturity and the cash payments in the debt exchange transaction.
In 2021, we issued €1.75 billion ($2.1 billion using exchange rates on the date of issuance) aggregate principal amount of fixed-rate Euro senior notes maturing in 2026 and 2029. In 2021, we had borrowings of $0.6 billion under the Universal Beijing Resort term loan.
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
Share Repurchases and Dividends
In the second quarter of 2021, we restarted our share repurchase program, which had been paused since the beginning of 2019. Effective May 25, 2021, our Board of Directors increased our share repurchase program authorization to $10 billion. During 2021, we repurchased a total of 73.2 million shares of our Class A common stock for $4.0 billion. In January 2022, our Board of Directors increased our share repurchase program authorization from the $6 billion remaining as of December 31, 2021 to $10 billion. Under the authorization, which does not have an expiration date, we expect to repurchase additional shares, which may be in the open market or in private transactions.
Our Board of Directors declared quarterly dividends totaling $4.6 billion in 2021. We paid dividends of $4.5 billion in 2021. In January 2022, our Board of Directors approved an 8% increase in our dividend to $1.08 per share on an annualized basis. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
The chart below summarizes our share repurchases under our publicly announced share repurchase program authorization and dividends paid in 2021, 2020 and 2019. In addition, we paid $674 million and $534 million in 2021 and 2020, respectively, related to employee taxes associated with the administration of our share-based compensation plans.

55	Comcast 2021 Annual Report on Form 10-K

Share Repurchases Under Share Repurchase Program Authorization and Dividends Paid
(in billions)

Contractual Obligations
The following table summarizes our most significant contractual obligations as of December 31, 2021:

As of December 31, 2021 (in billions)	Total	Within the next 12 months	Beyond the next 12 months
Debt obligations(a)	$100.8	$2.1	$98.7
Programming and production obligations	75.7	15.4	60.4

(a) Amounts represent the face value of debt and exclude interest payments and a collateralized obligation (see Note 8).
Our largest contractual obligations relate to our outstanding debt. As of December 31, 2021, our debt has a weighted-average time to maturity of approximately 18 years and a weighted-average interest rate based on the stated coupons and including the effects of our derivative financial instruments of 3.44%. We typically fund and expect to continue to be able to fund debt maturities and interest payments with cash flows generated in our operations; existing cash, cash equivalents and investments; or proceeds from additional external financing. See Note 6 for additional information on our debt.
We also have significant contractual obligations associated with our programming and production expenses. NBCUniversal and Sky have multiyear agreements for broadcast rights of sporting events, such as the Olympics, the NFL and European football leagues, which represent the substantial majority of our programming and production obligations. Cable Communications’ programming expenses related to the distribution of third-party programmed channels are generally acquired under multiyear distribution agreements, with fees typically based on the number of customers that receive the programming and the extent of distribution. As a result, the amounts included in the table above under fixed or minimum guaranteed commitments for these distribution agreements are not material and we expect the total fees to be paid under these arrangements to be significantly higher than the amounts included above. We have funded and expect to continue to be able to fund our programming and production obligations with the cash generated from our operations. As of December 31, 2021, approximately 40% of cash payments related to our programming and production obligations are due after five years, primarily related to multiyear sports rights agreements. See Note 4 for additional information on programming and production costs.
Our other contractual obligations relate primarily to operating leases (see Note 15) and other arrangements recorded in our balance sheet and/or disclosed in the notes to our financial statements, including benefit plan obligations (see Note 11), liabilities for uncertain tax positions (see Note 5), our remaining unfunded capital commitment to Atairos (see Note 8) and a contractual obligation related to an interest held by a third party in the revenue of certain theme parks (see Note 15).
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

Comcast 2021 Annual Report on Form 10-K	56

Debt and Guarantee Structure
December 31 (in billions)	2021	2020
Debt Subject to Cross-Guarantees
Comcast	$85.9	$85.7
Comcast Cable(a)	2.1	2.1
NBCUniversal(a)	1.6	2.8
	89.6	90.6
Debt Subject to One-Way Guarantees
Sky	6.3	8.4
Other(a)	0.1	2.8
	6.5	11.2
Debt Not Guaranteed
Universal Beijing Resort(b)	3.6	2.5
Other	1.2	1.1
	4.7	3.6
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.0)	(1.6)
Total debt	$94.8	$103.8
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
As of December 31, 2021 and 2020, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $126 billion and $124 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $30 billion and $26 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
One-Way Guarantees
Comcast provides full and unconditional guarantees of certain debt issued by Sky and other consolidated subsidiaries not subject to the periodic reporting requirements of the SEC.

57	Comcast 2021 Annual Report on Form 10-K

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
As of December 31, 2021 and 2020, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $96 billion and $94 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $29 billion and $23 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.

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
We believe our judgments and related estimates associated with the valuation and impairment testing of goodwill and cable franchise rights and the accounting for film and television costs are critical in the preparation of our consolidated financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the related disclosures below. See also Notes 4 and 10.
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
We performed qualitative assessments in 2021 for goodwill in our Cable Communications and NBCUniversal segments. The qualitative assessments considered that the estimated fair values of these reporting units substantially exceeded their carrying values at the time of our previous quantitative assessments in 2018; changes in projected future cash flows; recent market transactions and overall macroeconomic conditions, including the effects of COVID-19; discount rates; and changes in our market capitalization. Based on these assessments, we concluded that it was more likely than not that the estimated fair values of our reporting units were higher than their carrying values and that the performance of a quantitative impairment test was not

Comcast 2021 Annual Report on Form 10-K	58

required. We performed a quantitative assessment in 2021 for goodwill in our Sky segment and the estimated fair value of the reporting unit was higher than the carrying value. Assets and liabilities resulting from a business combination are initially recorded at fair value and the risk of goodwill impairment is reduced as the value of the businesses in a reporting unit increases and as the carrying value of the reporting unit decreases due to the amortization of the historical cost of acquired long-lived assets over time. Given that the goodwill in our Sky segment resulted from our acquisition of Sky in the fourth quarter of 2018, the fair value is in close proximity to the carrying value of the Sky reporting unit.
Changes in market conditions, laws and regulations, and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
Cable Franchise Rights
Our cable franchise rights assets result from agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market additional services in a particular service area. The amounts we record for cable franchise rights are primarily a result of cable system acquisitions. Typically when we acquire a cable system, the most significant asset we record is the value of the cable franchise rights. Often these cable system acquisitions include multiple franchise areas. We currently serve approximately 6,500 franchise areas in the United States.
We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors that limit the period over which these rights will contribute to our cash flows. Accordingly, we do not amortize our cable franchise rights.
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
In 2021, we performed a qualitative assessment of our cable franchise rights. At the time of our previous quantitative assessment in 2018, the estimated fair values of our franchise rights substantially exceeded their carrying values. We also considered various factors that would affect the estimated fair values of our cable franchise rights in our qualitative assessment, including changes in our projected future cash flows associated with our Cable Communications segment; recent market transactions and overall macroeconomic conditions, including the effects of COVID-19; discount rates; and changes in our market capitalization. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our cable franchise rights were higher than the carrying values and that the performance of a quantitative impairment test was not required.
Changes in market conditions, laws and regulations and key assumptions made in future quantitative assessments, including expected cash flows, competitive factors and discount rates, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
Film and Television Content
We capitalize costs for owned film and television content, including direct costs, production overhead, print costs, development costs and interest, as well as acquired libraries. We have determined that the predominant monetization strategy for the substantial majority of our content is on an individual basis. Amortization for owned content predominantly monetized on an individual basis and accrued costs associated with participations and residuals payments are recorded using the individual film forecast computation method, which recognizes the costs in the same ratio as the associated ultimate revenue.
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
With respect to television series or other owned television programming, the most sensitive factor affecting our estimate of

59	Comcast 2021 Annual Report on Form 10-K

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
We capitalize the costs of licensed content when the license period begins, the content is made available for use and the costs of the licenses are known. Licensed content is amortized as the associated programs are broadcast. We recognize the costs of multiyear, live-event sports rights as the rights are utilized over the contract term based on estimated relative value. Estimated relative value is generally based on terms of the contract and the nature of and potential revenue generation of the deliverables within the contract.
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
Our interest rate derivative financial instruments, which primarily include cross-currency swaps and interest rate swaps, represent an integral part of our interest rate risk management program.
The effect of our interest rate derivative financial instruments to our consolidated interest expense was a decrease of $2 million in 2021, a decrease of $9 million in 2020, and a decrease of $49 million in 2019. Interest rate derivative financial instruments may have a significant effect on consolidated interest expense in the future.
The table below summarizes by contractual year of maturity the principal amount of our debt, notional amount of our interest rate instruments, effective rates, and fair values subject to interest rate risk maintained by us as of December 31, 2021. We estimate interest rates on variable rate debt and swaps using the relevant average implied forward rates through the year of maturity based on the yield curve in effect on December 31, 2021, plus the applicable borrowing margin.

(in millions)	2022	2023	2024	2025	2026	Thereafter	Total	Estimated Fair Value as of December 31, 2021
Debt
Fixed-rate debt	$2,135	$1,056	$3,824	$6,136	$5,232	$78,771	$97,155	$105,613
Average interest rate(a)	6.3%	2.0%	3.0%	3.4%	2.4%	3.5%	3.5%
Variable-rate debt	$—	$—	$500	$—	$—	$3,148	$3,648	$3,654
Average interest rate	—%	—%	1.7%	—%	—%	4.4%	4.0%
Fixed-to-Variable Swaps
Notional amount(b)	$—	$—	$—	$—	$1,250	$1,250	$2,500	$(24)
Average pay rate	—%	—%	—%	—%	3.5%	4.1%	3.8%
Average receive rate	—%	—%	—%	—%	3.3%	4.0%	3.7%

Comcast 2021 Annual Report on Form 10-K	60

(a)Includes the effects of our fixed-to-fixed cross-currency swaps, which are discussed further below under the heading “Foreign Exchange Risk Management.”
(b)Notional amounts are used to calculate the interest to be paid or received and do not represent our exposure to credit loss. The estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts, excluding accrued interest.
Additionally, we have a $5.2 billion variable rate term loan presented separately as a collateralized obligation that will mature in March 2024. We entered into a series of variable-to-fixed interest rate swaps on $5.2 billion of this term loan with an average pay rate of 1.1% and an average receive rate of 0.9% estimated using December 31, 2021 implied forward rates through the year of maturity. As of December 31, 2021 and 2020, the estimated fair value of the term loan was $5.2 billion for each period, and the estimated fair value of the related interest rate swaps was a net liability of $29 million and a net liability of $155 million, respectively.
See Notes 1, 6 and 8 for additional information.

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
As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we enter into derivative financial instruments related to a significant portion of our foreign currency exposure for transactions denominated in currencies other than the functional currency of the transacting entity. We enter into foreign currency forward contracts that change in value as currency exchange rates fluctuate to protect the functional currency equivalent value of non-functional currency denominated assets, liabilities, commitments, and forecasted non-functional currency revenue and expenses. In accordance with our policy, we hedge forecasted foreign currency transactions for periods generally not to exceed 30 months. As of December 31, 2021 and 2020, we had foreign exchange contracts on transactions other than debt with a total notional value of $8.0 billion and $8.1 billion, respectively. As of December 31, 2021 and 2020, the aggregate estimated fair value of these foreign exchange contracts was not material.
We use cross-currency swaps as cash flow hedges for certain foreign currency denominated debt obligations with obligations denominated in a currency other than the functional currency of the issuer. Cross-currency swaps effectively convert foreign currency denominated debt to debt denominated in the functional currency, which hedge currency exchange risks associated with foreign currency denominated cash flows such as interest and principal debt repayments. As of December 31, 2021 and 2020, we had cross-currency swaps designated as cash flow hedges on $1.6 billion and $1.7 billion of our foreign currency denominated debt, respectively. As of December 31, 2021 and 2020, the aggregate estimated fair value of cross-currency swaps designated as cash flow hedges was a net liability of $53 million and a net liability of $45 million, respectively.
We are also exposed to foreign exchange risk on the consolidation of our foreign operations. We have foreign currency denominated debt and cross-currency swaps designated as hedges of our net investments in certain of these subsidiaries. Transaction gains and losses resulting from currency movements on debt and changes in the fair value of cross-currency swaps designated as net investment hedges are recorded within the currency translation adjustments component of accumulated other comprehensive income (loss). As of December 31, 2021 and 2020, the amount of our net investment in foreign subsidiaries hedged using foreign currency denominated debt was $8.2 billion and $10.3 billion, respectively, and the amount of our net investment in foreign subsidiaries hedged using cross-currency swaps was $3.6 billion and $4.0 billion, respectively. As of December 31, 2021 and 2020, the aggregate estimated fair value of these cross-currency swaps was a net liability of $104 million and $376 million, respectively. The amount of pre-tax gains (losses) related to net investment hedges recognized in the cumulative translation adjustments component of other comprehensive income (loss) were gains of $760 million in 2021, losses of $686 million in 2020 and gains of $343 million in 2019.
We have analyzed our foreign currency exposure related to our foreign operations as of December 31, 2021, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their functional currency. For those assets and liabilities, we then evaluated the effect of a hypothetical 10% shift in currency exchange rates, inclusive of the effects of derivatives. The results of our analysis indicate that such a shift in exchange rates would not have a material impact on our 2021 net income attributable to Comcast Corporation.

61	Comcast 2021 Annual Report on Form 10-K

Counterparty Credit Risk Management
We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparty’s credit ratings. As of December 31, 2021 and 2020, we were not required to post collateral under the terms of these agreements, nor did we hold any collateral under the terms of these agreements.

Comcast 2021 Annual Report on Form 10-K	62

Item 8: Comcast Corporation Financial Statements and Supplementary Data

63	Comcast 2021 Annual Report on Form 10-K

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
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the system of internal control over financial reporting was effective as of December 31, 2021. The effectiveness of internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

/s/ BRIAN L. ROBERTS	/s/ MICHAEL J. CAVANAGH	/s/ DANIEL C. MURDOCK
Brian L. Roberts	Michael J. Cavanagh	Daniel C. Murdock
Chairman and Chief Executive Officer	Chief Financial Officer	Executive Vice President, Chief Accounting Officer and Controller

Comcast 2021 Annual Report on Form 10-K	64

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Comcast Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Sky Goodwill - Refer to Note 10 to the financial statements
Critical Audit Matter Description
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

65	Comcast 2021 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $70,189 million as of December 31, 2021, of which $29,196 million was allocated to the Sky reporting unit. The fair value of the Sky reporting unit remains in close proximity to its carrying value as of the measurement date.
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
•We evaluated management’s ability to accurately forecast future revenue and cash flows by comparing actual results to (1) historical results, including management’s forecasting accuracy, (2) projections utilized in the prior year goodwill impairment analysis, (3) internal communications to management, and (4) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
Film and Television Costs - Refer to Note 4 to the financial statements
Critical Audit Matter Description
The Company amortizes capitalized film and television production costs that are predominantly monetized on an individual basis using the individual film forecast computation method, which amortizes such costs using the ratio of current period revenue to the total remaining revenue forecasted to be realized, also known as “ultimate revenue.” The estimates of ultimate revenue have a significant impact on the rate at which capitalized costs are amortized.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of ultimate revenue for individual film or television productions included the following, among others:
•We tested the effectiveness of management’s controls over its amortization of film and television costs, including controls over forecasts of ultimate revenue.
•We tested management’s selection of inputs and assumptions, including considering the historical performance of similar titles, expected distribution platforms, factors unique to the individual film or television production, and third-party projections. In addition, we evaluated the historical accuracy of management’s forecast of future revenues by comparing actual results to management’s historical estimates of ultimate revenue.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 2, 2022

We have served as the Company’s auditor since 1963.

Comcast 2021 Annual Report on Form 10-K	66

Comcast Corporation
Consolidated Statement of Income

Year ended December 31 (in millions, except per share data)	2021	2020	2019
Revenue	$116,385	$103,564	$108,942
Costs and Expenses:
Programming and production	38,450	33,121	34,440
Other operating and administrative	35,619	33,109	32,807
Advertising, marketing and promotion	7,695	6,741	7,617
Depreciation	8,628	8,320	8,663
Amortization	5,176	4,780	4,290
Total costs and expenses	95,568	86,071	87,817
Operating income	20,817	17,493	21,125
Interest expense	(4,281)	(4,588)	(4,567)
Investment and other income (loss), net	2,557	1,160	438
Income before income taxes	19,093	14,065	16,996
Income tax expense	(5,259)	(3,364)	(3,673)
Net income	13,833	10,701	13,323
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(325)	167	266
Net income attributable to Comcast Corporation	$14,159	$10,534	$13,057
Basic earnings per common share attributable to Comcast Corporation shareholders	$3.09	$2.30	$2.87
Diluted earnings per common share attributable to Comcast Corporation shareholders	$3.04	$2.28	$2.83
See accompanying notes to consolidated financial statements.

67	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation
Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2021	2020	2019
Net income	$13,833	$10,701	$13,323
Currency translation adjustments, net of deferred taxes of $76, $(331) and $(66)	(664)	1,213	1,375
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(36), $26 and $(4)	229	(101)	19
Realized (gains) losses reclassified to net income, net of deferred taxes of $(4), $31 and $(10)	(16)	(147)	65
Employee benefit obligations and other, net of deferred taxes of $(16), $20 and $16	54	(68)	(57)
Comprehensive income	13,436	11,598	14,725
Less: Net income (loss) attributable to noncontrolling interests and redeemable subsidiary preferred stock	(325)	167	266
Less: Other comprehensive income (loss) attributable to noncontrolling interests	7	60	(13)
Comprehensive income attributable to Comcast Corporation	$13,755	$11,371	$14,472

See accompanying notes to consolidated financial statements.

Comcast 2021 Annual Report on Form 10-K	68

Comcast Corporation
Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2021	2020	2019
Operating Activities
Net income	$13,833	$10,701	$13,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,804	13,100	12,953
Share-based compensation	1,315	1,193	1,021
Noncash interest expense (income), net	482	697	417
Net (gain) loss on investment activity and other	(1,311)	(970)	(20)
Deferred income taxes	1,892	(550)	563
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(1,335)	(20)	(57)
Film and television costs, net	(680)	(244)	(929)
Accounts payable and accrued expenses related to trade creditors	765	(266)	(347)
Other operating assets and liabilities	382	1,096	(1,227)
Net cash provided by operating activities	29,146	24,737	25,697
Investing Activities
Capital expenditures	(9,174)	(9,179)	(9,953)
Cash paid for intangible assets	(2,883)	(2,455)	(2,475)
Construction of Universal Beijing Resort	(976)	(1,498)	(1,116)
Purchase of spectrum	—	(459)	—
Acquisitions, net of cash acquired	(1,374)	(233)	(370)
Proceeds from sales of businesses and investments	684	2,339	886
Purchases of investments	(174)	(812)	(1,899)
Other	451	250	86
Net cash provided by (used in) investing activities	(13,446)	(12,047)	(14,841)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	—	(1,288)
Proceeds from borrowings	2,628	18,644	5,479
Proceeds from collateralized obligation	—	—	5,175
Repurchases and repayments of debt	(11,498)	(18,777)	(14,354)
Repurchases of common stock under repurchase program and employee plans	(4,672)	(534)	(504)
Dividends paid	(4,532)	(4,140)	(3,735)
Other	(544)	(1,706)	46
Net cash provided by (used in) financing activities	(18,618)	(6,513)	(9,181)
Impact of foreign currency on cash, cash equivalents and restricted cash	(71)	2	5
Increase (decrease) in cash, cash equivalents and restricted cash	(2,989)	6,179	1,680
Cash, cash equivalents and restricted cash, beginning of year	11,768	5,589	3,909
Cash, cash equivalents and restricted cash, end of year	$8,778	$11,768	$5,589
See accompanying notes to consolidated financial statements.

69	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation
Consolidated Balance Sheet

December 31 (in millions, except share data)	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$8,711	$11,740
Receivables, net	12,008	11,466
Other current assets	4,088	3,535
Total current assets	24,807	26,741
Film and television costs	12,806	13,340
Investments	8,082	7,820
Investment securing collateralized obligation	605	447
Property and equipment, net	54,047	51,995
Goodwill	70,189	70,669
Franchise rights	59,365	59,365
Other intangible assets, net	33,580	35,389
Other noncurrent assets, net	12,424	8,103
Total assets	$275,905	$273,869
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$12,455	$11,364
Accrued participations and residuals	1,822	1,706
Deferred revenue	3,040	2,963
Accrued expenses and other current liabilities	9,899	9,617
Current portion of long-term debt	2,132	3,146
Total current liabilities	29,348	28,796
Long-term debt, less current portion	92,718	100,614
Collateralized obligation	5,170	5,168
Deferred income taxes	30,041	28,051
Other noncurrent liabilities	20,620	18,222
Commitments and contingencies
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	519	1,280
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,396,576,978 and 5,444,002,825; outstanding, 4,523,785,950 and 4,571,211,797	54	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,173	39,464
Retained earnings	61,902	56,438
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	1,480	1,884
Total Comcast Corporation shareholders’ equity	96,092	90,323
Noncontrolling interests	1,398	1,415
Total equity	97,490	91,738
Total liabilities and equity	$275,905	$273,869
See accompanying notes to consolidated financial statements.

Comcast 2021 Annual Report on Form 10-K	70

Comcast Corporation
Consolidated Statement of Changes in Equity

(in millions, except per share data)	2021	2020	2019
Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock
Balance, beginning of year	$1,280	$1,372	$1,316
Redemption of subsidiary preferred stock	(725)	—	—
Contributions from (distributions to) noncontrolling interests, net	(77)	(51)	(62)
Other	(10)	(190)	(38)
Net income (loss)	51	149	156
Balance, end of year	$519	$1,280	$1,372

Class A common stock
Balance, beginning of year	$54	$54	$54
Repurchases of common stock under repurchase program and employee plans	—	—	—
Balance, end of year	$54	$54	$54

Class B common stock
Balance, beginning and end of year	$—	$—	$—

Additional Paid-In Capital
Balance, beginning of year	$39,464	$38,447	$37,461
Stock compensation plans	1,037	920	783
Repurchases of common stock under repurchase program and employee plans	(596)	(143)	(34)
Employee stock purchase plans	269	255	222
Other	(2)	(15)	15
Balance, end of year	$40,173	$39,464	$38,447

Retained Earnings
Balance, beginning of year	$56,438	$50,695	$41,983
Cumulative effects of adoption of accounting standards	—	(124)	—
Repurchases of common stock under repurchase program and employee plans	(4,088)	(407)	(485)
Dividends declared	(4,613)	(4,250)	(3,860)
Other	6	(10)	—
Net income (loss)	14,159	10,534	13,057
Balance, end of year	$61,902	$56,438	$50,695

Treasury Stock at Cost
Balance, beginning and end of year	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$1,884	$1,047	$(368)
Other comprehensive income (loss)	(404)	837	1,415
Balance, end of year	$1,480	$1,884	$1,047

Noncontrolling Interests
Balance, beginning of year	$1,415	$1,148	$889
Other comprehensive income (loss)	7	60	(13)
Contributions from (distributions to) noncontrolling interests, net	353	192	176
Other	—	(3)	(14)
Net income (loss)	(377)	18	110
Balance, end of year	$1,398	$1,415	$1,148
Total equity	$97,490	$91,738	$83,874
Cash dividends declared per common share	$1.00	$0.92	$0.84
See accompanying notes to consolidated financial statements.

71	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include all entities in which we have a controlling voting interest and variable interest entities (“VIEs”) required to be consolidated, including Universal Beijing Resort (see Note 7).
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
Reclassifications
Reclassifications have been made to our notes to consolidated financial statements for the prior year period to conform to classifications used in 2021. See Note 2 for a discussion of the changes in our presentation of segment operating results.
Accounting Policies
Our consolidated financial statements are prepared in accordance with GAAP, which require us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. The following accounting policies are specific to the industries in which we operate:
•capitalization and amortization of film and television costs (see Note 4)
•costs for connecting customers to our cable systems (see Note 9)
Information on other accounting policies and methods that we use in the preparation of our consolidated financial statements are included, where applicable, in their respective footnotes that follow. The collateralized obligation related to our investment in Hulu is discussed in Note 8 and our other long-term debt is discussed in Note 6. Below is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.
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
Our derivative financial instruments are recorded in our consolidated balance sheet at fair value. We designate certain derivative instruments as cash flow hedges of forecasted transactions, including foreign currency denominated cash flows associated with non-functional currency debt and non-functional currency revenue and expenses. Changes in the fair value of derivative instruments accounted for as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) until the hedged items affect earnings. For derivatives not designated as cash flow hedges, changes in fair value are recognized in earnings.
Refer to Note 6 for further information on certain derivative instruments related to debt. The impact of our remaining derivative financial instruments was not material to our consolidated financial statements in any of the periods presented.
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

Comcast 2021 Annual Report on Form 10-K	72

Comcast Corporation
•Level 3: Values are determined using models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
We use the three tier fair value hierarchy to measure the fair value of certain financial instruments on a recurring basis, such as for investments (see Note 8); on a non-recurring basis, such as for acquisitions and impairment testing; and for disclosure purposes, such as for long-term debt (see Note 6). Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation and classification within the fair value hierarchy.

Note 2: Segment Information
We are a global media and technology company with three primary businesses: Comcast Cable, NBCUniversal and Sky. In 2021, we changed our presentation of segment operating results. We now present our operations for (1) Comcast Cable in one reportable business segment, referred to as Cable Communications; (2) NBCUniversal in three reportable business segments: Media, Studios and Theme Parks; and (3) Sky in one reportable business segment. The changes reflect a reorganized operating structure in NBCUniversal’s television and streaming businesses and primarily include: (i) the combination of NBCUniversal’s television networks (previously reported in Cable Networks and Broadcast Television) with the operations of Peacock (previously reported in Corporate and Other) in the Media segment, and (ii) the presentation of NBCUniversal’s television studio production operations (previously reported in Cable Networks and Broadcast Television) with the studio operations of Filmed Entertainment in the Studios segment. Prior periods have been adjusted to reflect this presentation. See Note 3 for a description of the various products and services within each reportable segment.
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and other business initiatives including our new Sky Glass and XClass TV smart television product launches.
Our financial data by reportable segment is presented in the tables below. We do not present a measure of total assets for our reportable business segments as this information is not used by management to allocate resources and capital.

(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
2021
Cable Communications	$64,328	$28,097	$7,811	$6,930	$1,438
NBCUniversal
Media	22,780	4,569	1,030	100	163
Studios	9,449	884	53	5	11
Theme Parks	5,051	1,267	906	614	43
Headquarters and Other	87	(840)	478	366	143
Eliminations(a)	(3,048)	(205)	—	—	—
NBCUniversal	34,319	5,675	2,466	1,086	360
Sky	20,285	2,359	3,379	948	814
Corporate and Other	461	(1,358)	147	210	272
Eliminations(a)	(3,008)	(65)	—	—	—
Comcast Consolidated	$116,385	$34,708	$13,804	$9,174	$2,883

73	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation

(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
2020
Cable Communications	$60,051	$25,270	$7,753	$6,605	$1,333
NBCUniversal
Media	18,936	5,574	993	122	176
Studios	8,134	1,041	67	12	5
Theme Parks	2,094	(477)	772	1,171	56
Headquarters and Other	53	(563)	475	186	136
Eliminations(a)	(2,006)	(220)	—	—	—
NBCUniversal	27,211	5,355	2,307	1,491	373
Sky	18,594	1,954	3,034	959	741
Corporate and Other	248	(1,785)	6	124	8
Eliminations(a)	(2,540)	32	—	—	—
Comcast Consolidated	$103,564	$30,826	$13,100	$9,179	$2,455

(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
2019
Cable Communications	$58,082	$23,266	$7,994	$6,909	$1,426
NBCUniversal
Media	19,947	5,834	924	204	101
Studios	9,352	1,058	49	19	10
Theme Parks	6,213	2,498	697	1,605	60
Headquarters and Other	31	(690)	459	244	166
Eliminations(a)	(1,585)	11	—	—	—
NBCUniversal	33,958	8,711	2,129	2,072	337
Sky	19,219	3,099	2,699	768	707
Corporate and Other	333	(820)	131	204	5
Eliminations(a)	(2,650)	2	—	—	—
Comcast Consolidated	$108,942	$34,258	$12,953	$9,953	$2,475

Comcast 2021 Annual Report on Form 10-K	74

Comcast Corporation
(a)Included in Eliminations are transactions that our segments enter into with one another. Our segments generally report transactions with one another as if they were stand-alone businesses in accordance with GAAP, and these transactions are eliminated in consolidation. When multiple segments enter into transactions to provide products and services to third parties, revenue is generally allocated to our segments based on relative value. The most significant transactions between our segments include distribution revenue in Media for fees received from Cable Communications for the sale of cable network programming and under retransmission consent agreements; content licensing revenue in Studios for licenses of owned content to Media and Sky; and advertising revenue in Media and Cable Communications. Revenue for licenses of content from Studios to Media and Sky is generally recognized at a point in time, consistent with the recognition of transactions with third parties, when the content is delivered and made available for use. The costs of these licenses in Media and Sky are recognized as the content is used over the license period. The difference in timing of recognition between segments results in an Adjusted EBITDA impact in eliminations, as the profits (losses) on these transactions are deferred in our consolidated results and recognized as the content is used over the license period. Under the previous segment structure, revenue for licenses of content between our previous NBCUniversal segments was recognized over time to correspond with the amortization of the costs of licensed content over the license period.
A summary of revenue for each of our segments resulting from transactions with other segments and eliminated in consolidation is presented in the table below.

Year ended December 31 (in millions)	2021	2020	2019
Cable Communications	$244	$202	$162
NBCUniversal
Media	2,330	1,965	2,202
Studios	3,186	2,214	1,727
Theme Parks	2	—	—
Headquarters and Other	68	31	1
Sky	32	17	21
Corporate and Other	193	117	121
Total intersegment revenue	$6,055	$4,546	$4,235
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

Year ended December 31 (in millions)	2021	2020	2019
Adjusted EBITDA	$34,708	$30,826	$34,258
Adjustments	(87)	(233)	(180)
Depreciation	(8,628)	(8,320)	(8,663)
Amortization	(5,176)	(4,780)	(4,290)
Interest expense	(4,281)	(4,588)	(4,567)
Investment and other income (loss), net	2,557	1,160	438
Income before income taxes	$19,093	$14,065	$16,996
Adjustments represent the impacts of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including Sky transaction-related costs and costs related to our investment portfolio. Adjustments for 2020 also include $177 million related to a legal settlement.

75	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation

Note 3: Revenue

Year ended December 31 (in millions)	2021	2020	2019
Residential:
Broadband	$22,979	$20,599	$18,752
Video	22,079	21,937	22,270
Voice	3,417	3,532	3,879
Wireless	2,380	1,574	1,167
Business services	8,933	8,191	7,795
Advertising	2,820	2,594	2,465
Other	1,719	1,624	1,754
Total Cable Communications	64,328	60,051	58,082

Advertising	10,291	8,296	9,267
Distribution	10,449	8,795	8,887
Other	2,040	1,845	1,793
Total Media	22,780	18,936	19,947

Content licensing	7,565	6,557	6,373
Theatrical	691	418	1,469
Home entertainment and other	1,193	1,159	1,510
Total Studios	9,449	8,134	9,352

Total Theme Parks	5,051	2,094	6,213
Headquarters and Other	87	53	31
Eliminations(a)	(3,048)	(2,006)	(1,585)
Total NBCUniversal	34,319	27,211	33,958

Direct-to-consumer	16,455	15,223	15,538
Content	1,341	1,373	1,432
Advertising	2,489	1,998	2,249
Total Sky	20,285	18,594	19,219

Corporate and Other	461	248	333
Eliminations(a)	(3,008)	(2,540)	(2,650)
Total revenue	$116,385	$103,564	$108,942
(a)Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
We operate primarily in the United States but also in select international markets. The table below summarizes our consolidated revenue from customers in certain geographic locations.

Year ended December 31 (in millions)	2021	2020	2019
United States	$90,926	$80,327	$82,952
United Kingdom	13,999	11,986	12,501
Other	11,460	11,251	13,489
Total revenue	$116,385	$103,564	$108,942

Comcast 2021 Annual Report on Form 10-K	76

Comcast Corporation
Cable Communications Segment
Revenue is generated from the sale of our broadband, video, voice, wireless and other services to residential customers in the United States under the Xfinity brand, which we market individually and as bundled services at a discounted rate. We also provide these and other services to business customers and sell advertising.
Residential
We recognize revenue as the services are provided on a monthly basis. Subscription rates and related charges vary according to the services and features customers receive. Revenue from customers that purchase bundled services at a discounted rate is allocated between the separate services based on the respective stand-alone selling prices. The stand-alone selling prices are determined based on the current prices at which we separately sell the services. Significant judgment is used to determine performance obligations that should be accounted for separately and the allocation of revenue when services are combined in a bundle. Customers are typically billed in advance and pay on a monthly basis. Installation fees are deferred and recognized as revenue over the period of benefit to the customer, which is less than a year. While a portion of our customers are subject to contracts for their services, which are typically 1 to 2 years in length, based on our evaluation of the terms of these contracts, we recognize revenue for these services on a basis that is consistent with our customers that are not subject to contracts. Our services generally involve customer premise equipment, such as set-top boxes, cable modems and wireless gateways. The timing and pattern of recognition for customer premise equipment revenue are consistent with those of our services. We recognize revenue from the sale of wireless handsets at the point of sale. Sales commissions are expensed as incurred, as the related period of benefit is less than a year. We also have arrangements to sell certain DTC streaming services to our customers. We have concluded we are generally the sales agent in these arrangements and we record net commission revenue as earned, which is generally as customers are billed on a monthly basis, within broadband revenue.
Under the terms of cable franchise agreements, we are generally required to pay the cable franchising authority an amount based on gross video revenue. We generally pass these and other similar fees through to our customers and classify these fees in the respective Cable Communications services revenue with the corresponding costs included in other operating and administrative expenses.
Business Services
Revenue is generated from subscribers to a variety of our products and services which are offered to businesses. Our service offerings for small business locations primarily include broadband services, as well as voice and video services, that are similar to those provided to residential customers, and include certain other features specific to businesses. We also offer Ethernet network services that connect multiple locations and other services to meet the needs of medium-sized customers and larger enterprises, and we provide cellular backhaul services to mobile network operators.
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
Advertising
Revenue is generated from the sale of advertising and technology, tools and solutions relating to advertising businesses. As part of distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time that we sell to local, regional and national advertisers. In most cases, the available advertising units are sold by our sales force. We also represent the advertising sales efforts of other multichannel video providers in some markets. Since we are acting as the principal in these arrangements, we record the advertising that is sold in advertising revenue and the fees paid to multichannel video providers in other operating and administrative expenses. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us and record the revenue net of agency commissions. In addition, we generate revenue from the sale of advertising on digital platforms. We enter into advertising arrangements with customers and have determined that a contract exists once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and the timing of airing is scheduled. Advertisements are generally aired or viewed within one year once all terms and conditions are agreed upon. Revenue from these arrangements is recognized in the period in which advertisements are aired or viewed. Payment terms vary by contract, although terms generally require payment within 30 to 60 days from when advertisements are aired or viewed. In addition, we also provide technology, tools, data-driven services and marketplace solutions to customers in the media industry to facilitate advertisers more effectively engaging with their target audiences. Revenue earned in this manner is recognized when services are provided.

77	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation
NBCUniversal Segments
Advertising
Media generates revenue from the sale of advertising on our television networks, Peacock and digital properties.
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
Distribution
Media generates revenue from the distribution of cable network programming in the United States and internationally to multichannel video providers, including both traditional providers of linear programming and virtual providers who provide streaming services for linear programming. Media also generates revenue from the fees received from multichannel video providers under NBC and Telemundo retransmission consent agreements and associated fees from NBC-affiliated and Telemundo-affiliated local broadcast television stations. Additionally, Media generates revenue from monthly subscription fees received from certain Peacock subscribers.
Monthly fees received under distribution agreements with multichannel video providers are generally under multiyear agreements and based on the number of subscribers. Payment terms and conditions vary by contract type, although terms generally include payment within 60 days. These arrangements are accounted for as licenses of functional intellectual property and revenue is recognized as programming is provided on a monthly basis.
Content Licensing
Studios generates revenue from the licensing of our owned film and television content in the United States and internationally to cable, broadcast and premium networks and to DTC streaming service providers, as well as through video on demand and pay-per-view services. Media also generates revenue from licensing of our owned television content, which is reported in other revenue. Our agreements generally include fixed pricing and span multiple years. For example, following a film’s theatrical release, Studios may license the exhibition rights of a film to different customers over multiple successive distribution windows.
We recognize revenue when the content is delivered and available for use by the licensee. When the term of an existing agreement is renewed or extended, we recognize revenue at the later of when the content is available or when the renewal or extension period begins. Payment terms and conditions vary by contract type, although payments are generally collected over the license term. The amount of future revenue to be earned related to fixed pricing under existing third-party agreements at any given time equals approximately one half year to 1 year of annual Studios content licensing revenue, which is the segment with the largest portion of this future revenue. The majority of this revenue will be recognized within 2 years. This amount may fluctuate from period to period depending on the timing of the releases and the availability of content under existing agreements and may not represent the total revenue expected to be recognized as it does not include revenue from future agreements or from variable pricing or optional purchases under existing agreements.
For our agreements that include variable pricing, such as pricing based on the number of subscribers to a DTC streaming service sold by our customers, we generally recognize revenue as our customers sell to their subscribers.
Theatrical
Studios generates revenue from the worldwide theatrical release of produced and acquired films for exhibition in movie theaters. Our arrangements with exhibitors generally entitle us to a percentage of ticket sales. We recognize revenue as the films are viewed and exhibited in theaters and payment generally occurs within 30 days after exhibition.
Home Entertainment
Studios generates revenue from the sale of our produced and acquired films on DVDs and through digital distribution services. Media also generates revenue from the sale of owned programming on DVDs and through digital distribution services, which is reported in other revenue. We generally recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers. Payment terms generally include payment within 60 to 90 days from delivery to the retailer.

Comcast 2021 Annual Report on Form 10-K	78

Comcast Corporation
Theme Parks
Theme Parks generates revenue primarily from guest spending at our Universal theme parks in Orlando, Florida; Hollywood, California; Osaka, Japan; and Beijing, China. Guest spending includes ticket sales and in-park spending on food, beverages and merchandise. We also generate revenue from our consumer products business. Additionally, we license the right to use the Universal Studios brand name and other intellectual property and provide other services to third parties, including the party that owns and operates the Universal Studios Singapore theme park on Sentosa Island, Singapore. We recognize revenue from ticket sales when the tickets are used, generally within a year from the date of purchase. For annual passes, we generally recognize revenue on a straight-line basis over the period the pass is available to be used. We recognize revenue from in-park spending and consumer products at the point of sale.
Sky Segment
Direct-to-Consumer
Revenue is generated from subscribers to our video services from both residential and business customers, primarily in the United Kingdom, Italy and Germany. We also provide broadband, voice and wireless phone services in select countries. Generally, all of our residential customers are initially under contracts, with terms typically ranging from rolling monthly to 18 months, depending on the product and territory, and may only discontinue service in accordance with the terms of their contracts. Subscription rates and related charges vary according to the services and features customers receive and the types of equipment they use, and customers are typically billed in advance on a monthly basis. Our video, broadband, voice and wireless services generally may be purchased individually or in bundles. We recognize revenue from video, broadband, voice and wireless services as the services are provided on a monthly basis. At any given time, the amount of future revenue to be earned related to existing agreements is equal to less than half of our annual direct-to-consumer revenue, which generally will be recognized within 18 months.
Content
Revenue is generated from the distribution of our owned channels on third-party platforms and the licensing of owned and licensed content to third-party video providers. See the NBCUniversal segment discussion of distribution and content licensing revenue above for accounting policies for these types of arrangements.
Advertising
Revenue is generated from advertising across our owned television channels and where we represent the sales efforts of third-party channels. We also generate revenue from the sale of advertising on digital platforms and various technology, tools and solutions relating to our advertising business. Revenue is recognized when the advertising is aired or viewed. Since we are acting as the principal in the arrangements where we represent the sales efforts of third parties, we record the advertising that is sold in advertising revenue and the fees paid to the third-party channels in other operating and administrative expenses.
Consolidated Balance Sheet
The following table summarizes our accounts receivable:

December 31 (in millions)	2021	2020
Receivables, gross	$12,666	$12,273
Less: Allowance for doubtful accounts	658	807
Receivables, net	$12,008	$11,466
The following table presents changes in our allowance for doubtful accounts:

(in millions)	2021	2020	2019
Beginning balance	$807	$419	$352
Additions charged to costs and expenses and other accounts	316	912	769
Deductions from reserves	465	524	702
Ending balance	$658	$807	$419

79	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation
The following table summarizes our other balances that are not separately presented in our consolidated balance sheet that relate to the recognition of revenue and collection of the related cash, as well as the deferred costs associated with our contracts with customers:

December 31 (in millions)	2021	2020
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,632	$1,091
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,094	$1,060
Noncurrent deferred revenue (included in other noncurrent liabilities)	$695	$750

Note 4: Programming and Production Costs

Year ended December 31 (in millions)	2021	2020
Video distribution programming	$13,550	$12,684
Film and television content:
Owned(a)	8,957	7,973
Licensed, including sports rights	14,733	11,264
Other	1,210	1,200
Total programming and production costs	$38,450	$33,121
(a) Amount includes amortization of owned content of $7.3 billion and $6.6 billion for the year ended December 31, 2021 and 2020, respectively, as well as participations and residuals expenses.
Video Distribution Programming Expenses
We incur programming expenses related to the license of the rights to distribute the third-party programmed channels, platforms and related content included in video services we sell to end consumers. Programming is generally acquired under multiyear distribution agreements, with fees typically based on the number of customers that receive the programming and the extent of distribution. Programming distribution arrangements are accounted for as executory contracts with expenses generally recognized based on the rates in the agreements and the arrangements are not subject to impairment.
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
Capitalized Film and Television Costs

December 31 (in millions)	2021	2020
Owned:
Released, less amortization	$3,726	$3,815
Completed, not released	536	139
In production and in development	2,732	2,755
	6,994	6,709
Licensed, including sports advances	5,811	6,631
Film and television costs	$12,806	$13,340
The table below summarizes estimated future amortization expense for the capitalized film and television costs recorded in our consolidated balance sheet as of December 31, 2021.

(in millions)	Owned	Licensed
Completed, not released:
2022	$345

Released and licensed content:
2022	$1,799	$3,649
2023	$700	$902
2024	$387	$563
We have future minimum commitments for sports rights and licensed content that are not recognized in our consolidated balance sheet as of December 31, 2021 totaling $59.5 billion and $5.5 billion, respectively.

Comcast 2021 Annual Report on Form 10-K	80

Comcast Corporation
Capitalization and Recognition of Film and Television Content
We capitalize costs for owned film and television content, including direct costs, production overhead, print costs, development costs and interest, as well as acquired libraries. Amortization for owned content predominantly monetized on an individual basis and accrued costs associated with participations and residuals payments are recorded using the individual film forecast computation method, which recognizes the costs in the same ratio as the associated ultimate revenue. Estimates of ultimate revenue and total costs are based on anticipated release patterns and distribution strategies, public acceptance and historical results for similar productions. Amortization for content predominantly monetized with other owned or licensed content is recorded based on estimated usage. In determining the method of amortization and estimated life of an acquired film or television library, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset. We do not capitalize costs related to the distribution of a film in movie theaters or the licensing or sale of a film or television production, which primarily include costs associated with marketing and distribution.
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
Owned and licensed content are presented as noncurrent assets in film and television costs. We present amortization of owned and licensed content and accrued costs associated with participations and residuals payments in programming and production costs.
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
Sports Rights
We recognize the costs of multiyear, live-event sports rights as the rights are utilized over the contract term based on estimated relative value. Estimated relative value is generally based on the terms of the contract and the nature of and potential revenue generation of the deliverables within the contract. Sports rights are accounted for as executory contracts and are not subject to impairment. When cash payments, including advanced payments, exceed the relative value of the sports rights delivered, we recognize an asset in licensed content. Production costs incurred in advance of airing are also presented with licensed content.

Note 5: Income Taxes

Income Before Income Taxes
Year ended December 31 (in millions)	2021	2020	2019
Domestic	$21,243	$16,211	$16,646
Foreign	(2,150)	(2,146)	350
	$19,093	$14,065	$16,996

81	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation

Components of Income Tax Expense
Year ended December 31 (in millions)	2021	2020	2019
Current (Expense) Benefit:
Federal	$(2,355)	$(2,824)	$(2,085)
State	(669)	(836)	(425)
Foreign	(343)	(254)	(600)
	(3,367)	(3,914)	(3,110)
Deferred (Expense) Benefit:
Federal	(1,504)	111	(902)
State	(255)	71	15
Foreign	(133)	368	324
	(1,892)	550	(563)
Income tax (expense) benefit	$(5,259)	$(3,364)	$(3,673)
Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2021	2020	2019
Federal tax at statutory rate	$(4,009)	$(2,954)	$(3,569)
State income taxes, net of federal benefit	(464)	(265)	(306)
Foreign income taxed at different rates	(392)	(24)	(126)
Adjustments to uncertain and effectively settled tax positions, net	(238)	(344)	(3)
Federal research and development credits	85	164	124
Excess tax benefits recognized on share-based compensation	209	150	196
Tax legislation	(498)	(120)	31
Other	48	29	(20)
Income tax (expense) benefit	$(5,259)	$(3,364)	$(3,673)
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

Comcast 2021 Annual Report on Form 10-K	82

Comcast Corporation

Components of Net Deferred Tax Liability
December 31 (in millions)	2021	2020
Deferred Tax Assets:
Net operating loss and other loss carryforwards	$3,194	$2,609
Nondeductible accruals and other	3,246	3,253
Less: Valuation allowance	2,907	2,312
	3,533	3,550
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	30,584	29,829
Differences between book and tax basis of investments	526	405
Differences between book and tax basis of long-term debt	1,788	680
Differences between book and tax basis of foreign subsidiaries and undistributed foreign earnings	394	468
	33,292	31,382
Net deferred tax liability	$29,759	$27,832
The following table presents changes in our valuation allowance for deferred tax assets:

(in millions)	2021	2020	2019
Beginning balance	$2,312	$1,906	$632
Additions charged to income tax expense and other accounts	635	430	1,403
Deductions from reserves	40	24	129
Ending balance	$2,907	$2,312	$1,906
Changes in our net deferred tax liability in 2021 that were not recorded as deferred income tax benefit (expense) are primarily related to an increase of $73 million related to acquisitions and a decrease of $44 million associated with items included in other comprehensive income (loss).
As of December 31, 2021, we had federal net operating loss carryforwards of $196 million, and various state net operating loss carryforwards, the majority of which expire in periods through 2041. As of December 31, 2021, we also had foreign net operating loss carryforwards of $9.6 billion related to our foreign operations, primarily at Sky and NBCUniversal, the majority of which can be carried forward indefinitely. The determination of the realization of the state and foreign net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, redetermination from taxing authorities, and state and foreign laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2021 and 2020, our valuation allowance was primarily related to foreign and state net operating loss carryforwards.
Uncertain Tax Positions

Reconciliation of Unrecognized Tax Benefits
(in millions)	2021	2020	2019
Gross unrecognized tax benefits, January 1	$1,879	$1,422	$1,543
Additions based on tax positions related to the current year	352	436	230
Additions based on tax positions related to prior years	111	152	133
Reductions for tax positions of prior years	(181)	(31)	(344)
Reductions due to expiration of statutes of limitations	(107)	(76)	(117)
Settlements with tax authorities and other	(12)	(24)	(23)
Gross unrecognized tax benefits, December 31	$2,042	$1,879	$1,422
Our gross unrecognized tax benefits include both amounts related to positions for which we have recorded liabilities for potential payment obligations and those for which tax has been assessed and paid. The amounts exclude the federal benefits on state tax positions that were recorded to deferred income taxes. If we were to recognize our gross unrecognized tax benefits in the future, $1.5 billion would impact our effective tax rate and the remaining amount would increase our deferred income tax liability. The amount and timing of the recognition of any such tax benefit is dependent on the completion of examinations of our tax filings by the various tax authorities and the expiration of statutes of limitations. It is reasonably possible that certain tax contests could be resolved within the next 12 months that may result in a decrease in our effective tax rate. As of December 31, 2021 and 2020, accrued interest and penalties associated with our liability for uncertain tax positions were not material.

83	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation
The IRS has completed its examination of our income tax returns for all years through 2016. Various states are examining our state tax returns and the tax years of those tax returns currently under examination vary by state, with most of the periods relating to tax years 2011 and forward. Various foreign jurisdictions are examining our tax returns and the tax years of those tax returns currently under examination vary by country, with most of the periods relating to tax years 2010 and forward.

Note 6: Long-Term Debt

Long-Term Debt Outstanding
December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2021		Weighted-Average Interest Rate as of December 31, 2020		2021(b)	2020(b)
Term loans	4.41%		2.07%		$3,148	$7,641
Senior notes with maturities of 5 years or less, at face value	3.50%		3.41%		18,443	19,190
Senior notes with maturities between 5 and 10 years, at face value	3.16%		3.47%		22,964	23,114
Senior notes with maturities greater than 10 years, at face value	3.67%		4.03%		54,536	54,203
Finance lease obligations and other					1,713	1,261
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net					(5,954)	(1,649)
Total debt	3.74%	(a)	3.67%	(a)	94,850	103,760
Less: Current portion					2,132	3,146
Long-term debt					$92,718	$100,614
(a)Rate represents an effective interest rate and includes the effects of amortization of debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, as well as the effects of our derivative financial instruments.
(b)As of December 31, 2021, included in our outstanding debt were foreign currency denominated senior notes and term loans with principal amounts of £2.6 billion, €7.5 billion and ¥20.0 billion RMB. As of December 31, 2020, included in our outstanding debt were foreign currency denominated senior notes and term loans with principal amounts of £4.7 billion, €7.3 billion, ¥238.5 billion and ¥16.4 billion RMB.
Our senior notes are unsubordinated and unsecured obligations and are subject to parent and/or subsidiary guarantees. As of December 31, 2021 and 2020, our debt had an estimated fair value of $109.3 billion and $125.6 billion, respectively. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Principal Maturities of Debt
(in millions)
2022	$2,135
2023	$1,056
2024	$4,324
2025	$6,136
2026	$5,232
Thereafter	$81,919
We use cross-currency swaps as cash flow hedges for certain foreign currency denominated debt obligations with obligations denominated in a currency other than the functional currency of the issuer. Cross-currency swaps effectively convert foreign currency denominated debt to debt denominated in the functional currency, which hedge currency exchange risks associated with foreign currency denominated cash flows such as interest and principal debt repayments. As of December 31, 2021 and 2020, we had cross-currency swaps designated as cash flow hedges on $1.6 billion and $1.7 billion of our foreign currency denominated debt, respectively. As of December 31, 2021 and 2020, the aggregate estimated fair value of cross-currency swaps designated as cash flow hedges was a net liability of $53 million and a net liability of $45 million, respectively.
We are also exposed to foreign exchange risk on the consolidation of our foreign operations. We have foreign currency denominated debt and cross-currency swaps designated as hedges of our net investments in certain of these subsidiaries. Transaction gains and losses resulting from currency movements on debt and changes in the fair value of cross-currency swaps designated as net investment hedges are recorded within the currency translation adjustments component of accumulated other comprehensive income (loss). As of December 31, 2021 and 2020, the amount of our net investment in foreign subsidiaries

Comcast 2021 Annual Report on Form 10-K	84

Comcast Corporation
hedged using foreign currency denominated debt was $8.2 billion and $10.3 billion, respectively, and the amount of our net investment in foreign subsidiaries hedged using cross-currency swaps was $3.6 billion and $4.0 billion, respectively. As of December 31, 2021 and 2020, the aggregate estimated fair value of these cross-currency swaps was a net liability of $104 million and $376 million, respectively. The amount of pre-tax gains (losses) related to net investment hedges recognized in the cumulative translation adjustments component of other comprehensive income (loss) were gains of $760 million in 2021, losses of $686 million in 2020 and gains of $343 million in 2019.
Revolving Credit Facilities and Commercial Paper Programs
In March 2021, we entered into a new $11 billion revolving credit facility due March 30, 2026 with a syndicate of banks that may be used for general corporate purposes. We may increase the commitments under the revolving credit facility up to a total of $14 billion, as well as extend the expiration date to no later than March 30, 2028, subject to approval of the lenders. The interest rate on the revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2021, the borrowing margin for borrowings based on the London Interbank Offered Rate was 1.00%. Our revolving credit facility requires that we maintain certain financial ratios based on debt and EBITDA, as defined in the revolving credit facility. We were in compliance with all financial covenants for all periods presented. The new revolving credit facility replaced an aggregate $9.2 billion of existing revolving credit facilities due May 26, 2022, which were terminated.
Our commercial paper program is supported by our revolving credit facility and provides a lower cost source of borrowing to fund short-term working capital requirements.
As of December 31, 2021 and 2020, we had no borrowings outstanding under our commercial paper programs or revolving credit facilities. As of December 31, 2021, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11 billion.
Letters of Credit and Bank Guarantees
As of December 31, 2021, we and certain of our subsidiaries had undrawn irrevocable standby letters of credit and bank guarantees totaling $341 million to cover potential fundings under various agreements.

Note 7: Significant Transactions
Universal Beijing Resort
In 2018, we entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”), which opened in September 2021. We own a 30% interest in Universal Beijing Resort and the construction was funded through a combination of debt financing and equity contributions from the investors in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain covenants and a maximum borrowing limit of ¥29.7 billion RMB (approximately $4.7 billion), which was increased from ¥26.6 billion RMB (approximately $4.2 billion) in the third quarter of 2021. The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. As of December 31, 2021, Universal Beijing Resort had $3.6 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement.
We have concluded that Universal Beijing Resort is a VIE based on its governance structure, and we consolidate it because we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees or other financial commitments between us and Universal Beijing Resort, and therefore our maximum risk of financial loss is our 30% interest. Universal Beijing Resort’s results of operations are reported in our Theme Parks segment. Our consolidated statement of cash flows includes the costs of construction and related borrowings in the “construction of Universal Beijing Resort” and “proceeds from borrowings” captions, respectively, and equity contributions from the noncontrolling interests are included in other financing activities.
As of December 31, 2021, our consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $9.7 billion and $8.1 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.

85	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation
Acquisitions
In October 2021, we acquired Masergy, a provider of software-defined networking and cloud platforms for global enterprises, for total cash consideration of $1.2 billion. The acquisition accelerates our growth in serving large and mid-sized companies, particularly U.S.-based organizations with multi-site global enterprises. Masergy’s results of operations are included in our consolidated results of operations since the acquisition date and are reported in our Cable Communications segment. We have recorded a preliminary estimate of Masergy’s assets and liabilities with approximately $850 million recorded to goodwill and the remainder primarily attributed to software and customer relationship intangible assets. These estimates are not yet final and are subject to change. The acquisition was not material to our consolidated results of operations.

Note 8: Investments

Investment and Other Income (Loss), Net
Year ended December 31 (in millions)	2021	2020	2019
Equity in net income (losses) of investees, net	$2,006	$(113)	$(505)
Realized and unrealized gains (losses) on equity securities, net	339	1,014	656
Other income (loss), net	211	259	287
Investment and other income (loss), net	$2,557	$1,160	$438
The amount of unrealized gains (losses), net recognized in 2021, 2020 and 2019 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(80) million, $339 million and $237 million, respectively.

Investments
December 31 (in millions)	2021	2020
Equity method	$6,111	$6,006
Marketable equity securities	406	460
Nonmarketable equity securities	1,735	1,950
Other investments	803	143
Total investments	9,055	8,559
Less: Current investments	368	292
Less: Investment securing collateralized obligation	605	447
Noncurrent investments	$8,082	$7,820
Equity Method
We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies, or in which we hold a partnership or limited liability company interest in an entity with specific ownership accounts, unless we have virtually no influence over the investee’s operating and financial policies. Equity method investments are recorded at cost and are adjusted to recognize (1) our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment, (2) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, (3) additional contributions made and dividends or other distributions received, and (4) impairments resulting from other-than-temporary declines in fair value. For some investments, we record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains or losses on the sale of equity method investments are recorded to other income (loss), net. If an equity method investee were to issue additional securities that would change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss to other income (loss), net. Cash distributions received from equity method investments are considered returns on investment and presented within operating activities in the consolidated statement of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions are presented as investing activities. Distributions presented within operating activities totaled $1.1 billion, $66 million and $215 million for 2021, 2020 and 2019, respectively.
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

Comcast 2021 Annual Report on Form 10-K	86

Comcast Corporation
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
We have concluded that Atairos is a VIE, that we do not have the power to direct the activities that most significantly impact the economic performance of Atairos as we have no voting rights and only certain consent rights, and that we are not a related party with our former CFO or the management companies. We therefore do not consolidate Atairos and account for our investment as an equity method investment. Certain distributions retained by Atairos on our behalf are accounted for as advances and classified within other investments. Atairos may pledge our remaining unfunded capital commitment as security to lenders in connection with certain financing arrangements. This has no effect on our funding commitments. There are no other liquidity arrangements, guarantees or other financial commitments between Comcast and Atairos, and therefore our maximum risk of financial loss is our investment balance and our remaining unfunded capital commitment of $1.5 billion as of December 31, 2021.
Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. In 2021, 2020 and 2019, we made cash capital contributions totaling $47 million, $383 million and $571 million, respectively, to Atairos. As of December 31, 2021 and 2020, our investment, inclusive of advances classified within other investments, was $4.7 billion and $3.9 billion, respectively.
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
In connection with the Hulu Transaction, we agreed to extend certain licenses of NBCUniversal content until late 2024. We can terminate most of our content license agreements with Hulu beginning in 2022, and we obtained the right, beginning in 2020, to modify certain exclusive content licenses so that we can exhibit the content on our platforms in return for reduced license fees.
In August 2019, we entered into a financing arrangement with a syndicate of banks whereby we received proceeds of $5.2 billion under a term loan facility due March 2024. The principal amount of the term loan is secured by the proceeds guaranteed by Disney under the put/call provisions related to our investment in Hulu. The proceeds from the put/call provisions are available only for the repayment of the term loan and are not available to us unless and until the bank lenders are fully paid under the term loan provisions. The bank lenders have no rights to proceeds from the put/call provisions in excess of amounts owed under the term loan. As a result of this transaction, we now present our investment in Hulu and the term loan separately in our consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation”, respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value. As of December 31, 2021, our collateralized obligation had both a carrying value and estimated fair value of $5.2 billion. The estimated fair value was based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities.

87	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation
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
Other Investments
AirTouch
In April 2020, Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), redeemed the two series of preferred stock we previously held and we received cash payments totaling $1.7 billion. Subsequently, we redeemed and repurchased the related three series of preferred shares issued by one of our consolidated subsidiaries and made cash payments totaling $1.8 billion.
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

Comcast 2021 Annual Report on Form 10-K	88

Comcast Corporation

Note 9: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2021	2021	2020
Distribution systems	11 years	$41,814	$40,861
Customer premise equipment	6 years	25,772	26,323
Buildings, theme park infrastructure and leasehold improvements	31 years	20,258	15,885
Other equipment	11 years	16,960	14,371
Construction in process	N/A	3,131	7,095
Land	N/A	1,722	1,848
Property and equipment, at cost		109,658	106,383
Less: Accumulated depreciation		55,611	54,388
Property and equipment, net		$54,047	$51,995
The table below summarizes our property and equipment by geographic location.

December 31 (in millions)	2021	2020
United States	$41,187	$40,580
Other	12,860	11,415
Property and equipment, net	$54,047	$51,995
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

89	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation

Note 10: Goodwill and Intangible Assets

Goodwill by Segment
		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Media	Studios	Theme Parks	Sky	Corporate and Other	Total
Balance, December 31, 2019	$15,074	$14,067	$1,059	$3,321	$—	$—	$6,739	$28,461	$4	$68,725
Acquisitions	122	—	—	27	—	—	—	—	—	149
Foreign currency translation and other	68	(73)	3	(4)	—	—	314	1,489	(2)	1,795
Balance, December 31, 2020	15,264	13,994	1,062	3,344	—	—	7,053	29,950	2	70,669
Segment change	—	(13,994)	(1,062)	(3,344)	14,728	3,672	—	—	—	—
Acquisitions	950	—	—	—	6	3	—	21	—	979
Foreign currency translation and other	(22)	—	—	—	(34)	(3)	(624)	(775)	(2)	(1,459)
Balance, December 31, 2021	$16,192	$—	$—	$—	$14,700	$3,672	$6,429	$29,196	$—	$70,189
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

Intangible Assets
		2021		2020
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59,365		$59,365
FCC licenses	N/A	2,807		2,804
Finite-Lived Intangible Assets:
Customer relationships	14 years	22,119	$(10,612)	22,197	$(8,914)
Software	5 years	20,329	(11,520)	17,819	(9,518)
Other agreements and rights	28 years	11,870	(1,413)	12,394	(1,393)
Total		$116,491	$(23,545)	$114,579	$(19,825)

Comcast 2021 Annual Report on Form 10-K	90

Comcast Corporation
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets consist primarily of our cable franchise rights. Our cable franchise rights represent the values we attributed to agreements with state and local authorities that allow access to homes and businesses in cable service areas acquired in business combinations. We do not amortize our cable franchise rights because we have determined that they meet the definition of indefinite-lived intangible assets since there are no legal, regulatory, contractual, competitive, economic or other factors that limit the period over which these rights will contribute to our cash flows. We reassess this determination periodically or whenever events or substantive changes in circumstances occur. The purchase of spectrum rights is presented separately in our consolidated statement of cash flows.
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
Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangible Assets
(in millions)
2022	$5,140
2023	$4,513
2024	$3,737
2025	$2,996
2026	$2,403
Finite-lived intangible assets are subject to amortization and consist primarily of customer relationships acquired in business combinations, software, trade names and intellectual property rights. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the associated agreement.
We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with arrangements that constitute the purchase of, or convey a license to, software licenses. We generally amortize them on a straight-line basis over a period not to exceed five years. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a project, as they are incurred. We capitalize initial operating system software costs and amortize them over the life of the associated hardware.
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

91	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation

Note 11: Employee Benefit Plans
Deferred Compensation Plans

Year ended December 31 (in millions)	2021	2020	2019
Benefit obligation	$4,002	$3,648	$3,273
Interest expense	$265	$293	$285
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
We have purchased life insurance policies to recover a portion of the future payments related to our deferred compensation plans. As of December 31, 2021 and 2020, the cash surrender value of these policies, which is recorded to other noncurrent assets, net, was $549 million and $481 million, respectively.
Pension and Postretirement Benefit Plans
We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2021, 2020 and 2019, expenses related to these plans totaled $595 million, $599 million and $573 million, respectively.
We participate in various multiemployer benefit plans, including pension and postretirement benefit plans, that cover some of our employees and temporary employees who are represented by labor unions. We also participate in other multiemployer benefit plans that provide health and welfare and retirement savings benefits to active and retired participants. If we cease to be obligated to make contributions or were to otherwise withdraw from participation in any of these plans, applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of one of these plans, which could result in an increase in our withdrawal liability. Total contributions we made to multiemployer benefit plans and any potential withdrawal liabilities were not material in any of the periods presented.

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

Shares of Common Stock Outstanding
(in millions)	Class A	Class B
Balance, December 31, 2018	4,517	9
Stock compensation plans	21	—
Employee stock purchase plans	6	—
Balance, December 31, 2019	4,544	9
Stock compensation plans	20	—
Employee stock purchase plans	7	—
Balance, December 31, 2020	4,571	9
Stock compensation plans	21	—
Repurchases and retirements of common stock	(73)	—
Employee stock purchase plans	5	—
Balance, December 31, 2021	4,524	9

Comcast 2021 Annual Report on Form 10-K	92

Comcast Corporation

Weighted-Average Common Shares Outstanding
Year ended December 31 (in millions)	2021	2020	2019
Weighted-average number of common shares outstanding – basic	4,584	4,574	4,548
Effect of dilutive securities	70	50	62
Weighted-average number of common shares outstanding – diluted	4,654	4,624	4,610
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

Accumulated Other Comprehensive Income (Loss)
December 31 (in millions)	2021	2020
Cumulative translation adjustments	$1,119	$1,790
Deferred gains (losses) on cash flow hedges	104	(109)
Unrecognized gains (losses) on employee benefit obligations and other	257	203
Accumulated other comprehensive income (loss), net of deferred taxes	$1,480	$1,884

Note 13: Share-Based Compensation
The tables below provide information on our share-based compensation.

Recognized Share-Based Compensation Expense
Year ended December 31 (in millions)	2021	2020	2019
Restricted share units	$729	$628	$564
Stock options	314	294	231
Employee stock purchase plans	38	38	30
Total	$1,081	$960	$825
Our share-based compensation plans consist primarily of awards of RSUs and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Awards generally vest over a period of 5 years and, in the case of stock options, have a 10 year term. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions. As of December 31, 2021, all of our stock options outstanding were net settled stock options, which result in fewer shares being issued and no cash proceeds being received by us when the options are exercised.

Stock Options and Restricted Share Units
As of December 31, 2021, unless otherwise stated (in millions, except per share data)	Stock Options	RSUs
Awards granted during 2021	44	17
Weighted-average exercise price of awards granted during 2021	$54.22
Stock options outstanding and nonvested RSUs	211	44
Weighted-average exercise price of stock options outstanding	$40.38
Weighted-average fair value at grant date of nonvested RSUs		$45.33
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

93	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation

Year ended December 31	2021	2020	2019
RSUs fair value	$54.52	$41.71	$40.42
Stock options fair value	$9.72	$6.61	$7.91
Stock Option Valuation Assumptions:
Dividend yield	1.8%	2.2%	2.1%
Expected volatility	22.8%	21.0%	22.0%
Risk-free interest rate	0.9%	1.0%	2.5%
Expected option life (in years)	5.9	6.0	6.0
As of December 31, 2021, we had unrecognized pretax compensation expense of $1.2 billion related to nonvested RSUs and unrecognized pretax compensation expense of $592 million related to nonvested stock options that will be recognized over a weighted-average period of approximately 1.6 and 1.7 years, respectively. In 2021, 2020, and 2019, we recognized $209 million, $150 million and $196 million, respectively, as a reduction to income tax expense as a result of excess tax benefits associated with our share-based compensation plans.

Note 14: Supplemental Financial Information

Cash Payments for Interest and Income Taxes
Year ended December 31 (in millions)	2021	2020	2019
Interest	$3,908	$3,878	$4,254
Income taxes	$2,628	$3,183	$3,231
Noncash Activities
During 2021:
•we acquired $2.0 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.1 billion for a quarterly cash dividend of $0.25 per common share paid in January 2022
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

December 31 (in millions)	2021	2020
Cash and cash equivalents	$8,711	$11,740
Restricted cash included in other current assets	56	14
Restricted cash included in other noncurrent assets, net	12	14
Cash, cash equivalents and restricted cash, end of year	$8,778	$11,768
Our cash equivalents consist primarily of money market funds and U.S. government obligations, as well as commercial paper and certificates of deposit with maturities of three months or less when purchased. The carrying amounts of our cash equivalents approximate their fair values, which are primarily based on Level 1 inputs.

Comcast 2021 Annual Report on Form 10-K	94

Comcast Corporation

Note 15: Commitments and Contingencies
Sports Rights and Licensed Content
Our most significant fixed-price purchase obligations relate to long-term commitments for sports rights and licensed content. Refer to Note 4 for additional information.
Leases
Our leases consist primarily of real estate, vehicles and other equipment. We determine if an arrangement is a lease at inception. Lease assets and liabilities are recognized upon commencement of the lease based on the present value of the future minimum lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. We generally utilize our incremental borrowing rate based on information available at the commencement of the lease in determining the present value of future payments. The lease asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Lease assets and liabilities are not recorded for leases with an initial term of one year or less. Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. In 2021, 2020 and 2019, operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statement of income were $1.2 billion, $1.1 billion and $1.1 billion, respectively. These amounts do not include lease costs associated with production activities or other amounts capitalized in our consolidated balance sheet, which were not material.
The table below summarizes the operating lease assets and liabilities recorded in our consolidated balance sheet.

December 31 (in millions)	2021	2020
Other noncurrent assets, net	$6,467	$3,784
Accrued expenses and other current liabilities	$766	$718
Other noncurrent liabilities	$6,473	$3,740
The table below summarizes our future minimum lease commitments for operating leases as of December 31, 2021.

(in millions)	December 31, 2021
2022	$932
2023	875
2024	771
2025	626
2026	551
Thereafter	7,933
Total future minimum lease payments	11,688
Less: imputed interest	4,449
Total liability	$7,239
The weighted-average remaining lease terms for operating leases and the weighted-average discount rates used to calculate our operating lease liabilities as of December 31, 2021 were 19 years and 3.94%, respectively, and as of December 31, 2020 were 9 years and 3.58%, respectively.
In 2021, 2020 and 2019, cash payments for operating leases recorded in the consolidated balance sheet were $987 million, $936 million and $914 million respectively. We recognized operating lease assets and liabilities of $2.8 billion related to Universal Beijing Resort in 2021. Lease assets and liabilities associated with other operating leases entered into or modified were not material in any period presented.
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

95	Comcast 2021 Annual Report on Form 10-K

Comcast Corporation
2021, our carrying value was $1.1 billion, and the estimated value of the contractual obligation was $1.5 billion based on inputs to the contractual formula as of that date.
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

Comcast 2021 Annual Report on Form 10-K	96

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
Management’s annual report on internal control over financial reporting
Refer to Management’s Report on Internal Control Over Financial Reporting on page 64.
Attestation report of the registered public accounting firm
Refer to Report of Independent Registered Public Accounting Firm on page 65.
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
Item 9B: Other Information
None.
Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

97	Comcast 2021 Annual Report on Form 10-K

Part III
Item 10: Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders. We refer to this proxy statement as the 2022 Proxy Statement.
The term of office of each of our executive officers continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure, as of December 31, 2021.

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	62	1986	Chairman and Chief Executive Officer; President
Michael J. Cavanagh	55	2015	Chief Financial Officer
Adam L. Miller	51	2020	Chief Administration Officer; Executive Vice President, NBCUniversal
Daniel C. Murdock	48	2017	Executive Vice President; Chief Accounting Officer and Controller
Thomas J. Reid	57	2019	Chief Legal Officer and Secretary
Jeffrey S. Shell	56	2020	Chief Executive Officer, NBCUniversal
Dana Strong	51	2021	Group Chief Executive Officer, Sky
David N. Watson	63	2017	President and Chief Executive Officer, Comcast Cable
Brian L. Roberts has served as a director and as our President, Chairman of the Board and Chief Executive Officer for more than five years. As of December 31, 2021, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of common stock. He is a son of our late founder, Mr. Ralph J. Roberts.
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
Dana Strong has served as the Group Chief Executive Officer of Sky since January 2021. Previously, Ms. Strong was the President of Consumer Services at Comcast Cable since January 2018. Prior to joining our company, Ms. Strong served as President and Chief Operating Officer of Virgin Media and Chief Transformation Officer of Liberty Global, a European cable company. In addition, Ms. Strong held numerous leadership roles in Europe and Australia, including Chief Executive Officer of UPC Ireland (now Virgin Media Ireland) and Chief Operating Officer of Austar United Communications in Australia.
David N. Watson has served as Chief Executive Officer, Comcast Cable since April 2017 and previously had served as Chief Operating Officer, Comcast Cable for more than five years. Mr. Watson is also a director of Amkor Technology, Inc.

Comcast 2021 Annual Report on Form 10-K	98

Item 11: Executive Compensation
We incorporate the information required by this item by reference to our 2022 Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate the information required by this item by reference to our 2022 Proxy Statement.
Item 13: Certain Relationships and Related Transactions, and Director Independence
We incorporate the information required by this item by reference to our 2022 Proxy Statement.
Item 14: Principal Accountant Fees and Services
We incorporate the information required by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), by reference to our 2022 Proxy Statement.

99	Comcast 2021 Annual Report on Form 10-K

Part IV
Item 15: Exhibits and Financial Statement Schedules
(a) Our consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Comcast’s consolidated financial statements are found on page 63 of this report. Financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
(b) Exhibits required to be filed by Item 601 of Regulation S-K (all of which are under Commission File No. 001-32871, except as otherwise noted):

3.1	Amended and Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Current Report on Form 8-K filed on December 15, 2015).

3.2	Amended and Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.2 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Indenture, dated January 7, 2003, between Comcast Corporation, the subsidiary guarantor party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.3	First Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003 (incorporated by reference to Exhibit 4.5 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	Second Supplemental Indenture, dated August 31, 2009, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon, as Trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 (incorporated by reference to Exhibit 4.1 to Comcast’s Current Report on Form 8-K filed on September 2, 2009).

4.5	Third Supplemental Indenture, dated March 27, 2013, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 and a second Supplemental Indenture dated August 31, 2009 (incorporated by reference to Exhibit 4.4 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.6	Fourth Supplemental Indenture, dated October 1, 2015, to the Indenture dated January 7, 2003 between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, as supplemented by a First Supplemental Indenture dated March 25, 2003, a second Supplemental Indenture dated August 31, 2009 and a Third Supplemental Indenture dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.7	Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Comcast’s Registration Statement on Form S-3 filed September 18, 2013).

4.8	First Supplemental Indenture dated as of November 17, 2015, to the Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Post Effective Amendment No. 2 to Comcast’s Registration Statement on Form S-3 filed November 23, 2015).

4.9	Indenture, dated as of April 30, 2010, between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC (Commission File No. 333-174175) filed on May 13, 2011).

4.10	First Supplemental Indenture, dated March 27, 2013, to the Indenture between NBCUniversal Media, LLC (f/k/a NBC Universal, Inc.) and The Bank of New York Mellon, as trustee, dated April 30, 2010 (incorporated by reference to Exhibit 4.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Comcast 2021 Annual Report on Form 10-K	100

4.11	Second Supplemental Indenture, dated October 1, 2015, to the Indenture dated April 30, 2010 between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee, as supplemented by a First Supplemental Indenture dated March 27, 2013 (incorporated by reference to Exhibit 4.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.12	Trust Deed dated September 5, 2014 among BSKYB Finance UK plc, British Sky Broadcasting Group plc, the initial guarantors party thereto and BNY Mellon Corporate Trustee Services Limited, as trustee (incorporated by reference to Exhibit 4.13 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.13	Supplemental Trust Deed dated March 18, 2015 among Sky Group Finance plc (f/k/a BSKYB Finance UK plc), Sky plc (f/k/a British Sky Broadcasting Group plc), the initial guarantors party thereto and BNY Mellon Corporate Trustee Services Limited, as trustee (incorporated by reference to Exhibit 4.14 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.14	Registration Rights Agreement, dated as of August 19, 2021 (incorporated by reference to Exhibit 4.2 to Comcast’s Current Report on Form 8-K filed on August 19, 2021).

4.15	Description of Comcast Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act.

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

10.1	Credit Agreement dated as of March 30, 2021, among Comcast Corporation, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., Mizuho Bank, Ltd., Morgan Stanley MUFG Partners, LLC and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on March 31, 2021).

10.2	Amendment No. 1 dated December 31, 2021, to Credit Agreement dated as of March 30, 2021, among Comcast Corporation, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Bank of America, N.A., Mizuho Bank, Ltd., Morgan Stanley MUFG Partners, LLC and Wells Fargo Bank, National Association, as co-documentation agents.

10.3	Comcast Select Deferred Compensation Plan, as amended and restated effective October 12, 2021.

10.4*	Comcast Corporation 2003 Stock Option Plan, as amended and restated April 10, 2020 (incorporated by reference to Exhibit 10.4 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.5*
Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective March 1, 2021 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.6*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective July 13, 2021.

10.7*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective March 1, 2021 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.8*	Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 18, 2015 (incorporated by reference to Exhibit 10.11 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.9*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective July 31, 2020 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.10*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective February 22, 2016 (incorporated by reference to Appendix C to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2016).

10.11*	Comcast-NBCUniversal 2011 Employee Stock Purchase Plan, as amended and restated effective February 22, 2016 (incorporated by reference to Appendix D to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2016).

10.12*	Employment Agreement with Brian L. Roberts, dated as of July 26, 2017 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.13*	Amendment No. 1 to Employment Agreement with Brian L. Roberts, dated as of December 16, 2019 (incorporated by reference to Exhibit 10.20 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2019).

101	Comcast 2021 Annual Report on Form 10-K

10.14*	Employment Agreement dated as of December 21, 2018 between Comcast Corporation and Michael J. Cavanagh (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 21, 2018).

10.15*	Amendment No. 1 to Employment Agreement with Michael J. Cavanagh, dated as of December 16, 2019 (incorporated by reference to Exhibit 10.29 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.16*	Employment Agreement dated as of April 2, 2018 between Comcast Corporation and David N. Watson (incorporated by reference to Exhibit 10.4 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.17*	Amendment No. 1 to Employment Agreement with David N. Watson, dated as of December 16, 2019 (incorporated by reference to Exhibit 10.31 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.18*	Amendment No. 2 to Employment Agreement with David N. Watson, dated as of April 29, 2020 (incorporated by reference to Exhibit 10.5 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.19*	Employment Agreement dated as of February 19, 2020 between Comcast Corporation and Jeffrey Shell (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.20*
Employment Agreement dated as of April 15, 2019 between Comcast Corporation and Thomas J. Reid (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.21*
Form of Non-Qualified Stock Option and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2003 Stock Option Plan (incorporated by reference to Exhibit 10.35 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.22*
Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.36 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.23*
Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.37 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.24*
Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.38 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.25*	Form of Airplane Time Sharing Agreement (incorporated by reference to Exhibit 10.60 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.26*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.27
Third Amended and Restated Shareholders Agreement, dated as of November 26, 2020, among Atairos Group, Inc., Comcast AG Holdings, LLC, Comcast Spectacor Ventures, LLC, Atairos Partners, L.P., Atairos Management, L.P. and Comcast Corporation (incorporated by reference to Exhibit 10.41 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.28	Consultant Agreement, dated as of January 20, 1987, between Steven Spielberg and Universal City Florida Partners (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.29	Amendment dated February 5, 2001 to the Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.30	Amendment to the Consultant Agreement, dated as of October 18, 2009, between Steven Spielberg, Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

Comcast 2021 Annual Report on Form 10-K	102

10.31	Letter Agreement dated July 15, 2003, among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

21	List of subsidiaries.

22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

23	Consent of Deloitte & Touche LLP.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 2, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Statement of Income; (2) the Consolidated Statement of Comprehensive Income; (3) the Consolidated Statement of Cash Flows; (4) the Consolidated Balance Sheet; (5) the Consolidated Statement of Changes in Equity; and (6) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document)
*	Constitutes a management contract or compensatory plan or arrangement.

Item 16: Form 10-K Summary
None.

103	Comcast 2021 Annual Report on Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 2, 2022.

By:	/s/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN L. ROBERTS	Chairman and Chief Executive Officer; Director (Principal Executive Officer)	February 2, 2022
Brian L. Roberts

/s/ MICHAEL J. CAVANAGH	Chief Financial Officer (Principal Financial Officer)	February 2, 2022
Michael J. Cavanagh

/s/ DANIEL C. MURDOCK	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 2, 2022
Daniel C. Murdock

/s/ KENNETH J. BACON	Director	February 2, 2022
Kenneth J. Bacon

/s/ MADELINE S. BELL	Director	February 2, 2022
Madeline S. Bell

/s/ NAOMI M. BERGMAN	Director	February 2, 2022
Naomi M. Bergman

/s/ EDWARD D. BREEN	Director	February 2, 2022
Edward D. Breen

/s/ GERALD L. HASSELL	Director	February 2, 2022
Gerald L. Hassell

/s/ JEFFREY A. HONICKMAN	Director	February 2, 2022
Jeffrey A. Honickman

/s/ MARITZA G. MONTIEL	Director	February 2, 2022
Maritza G. Montiel

/s/ ASUKA NAKAHARA	Director	February 2, 2022
Asuka Nakahara

/s/ DAVID C. NOVAK	Director	February 2, 2022
David C. Novak

Comcast 2021 Annual Report on Form 10-K	104