Form 10-Q
period 2022-03-31
COMCAST CORP
filed 2022-04-28
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of March 31, 2022, there were 4,471,872,439 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2022. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These may include estimates, projections and statements relating to our business plans, objectives and expected operating results, which are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “potential,” “strategy,” “future,” “opportunity,” “commit,” “plan,” “goal,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions.
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
Our businesses may be affected by, among other things, the following:
•the COVID-19 pandemic has had, and may continue to have, a material adverse effect on our businesses and results of operations
•our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively
•changes in consumer behavior continue to adversely affect our businesses and challenge existing business models
•a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses
•programming expenses for our video services are increasing, which could adversely affect Cable Communications’ video businesses
•NBCUniversal’s and Sky’s success depends on consumer acceptance of their content, and their businesses may be adversely affected if their content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase
•the loss of programming distribution and licensing agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses
•less favorable European telecommunications access regulations, the loss of Sky’s transmission access agreements with satellite or telecommunications providers or the renewal of these agreements on less favorable terms could adversely affect Sky’s businesses
•our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others
•we may be unable to obtain necessary hardware, software and operational support
•our businesses depend on keeping pace with technological developments
•a cyber attack, information or security breach, or technology disruption or failure may negatively impact our ability to conduct our business or result in the misuse of confidential information, all of which could adversely affect our business, reputation and results of operations
•weak economic conditions may have a negative impact on our businesses
•acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated
•we face risks relating to doing business internationally that could adversely affect our businesses
•natural disasters, severe weather and other uncontrollable events could adversely affect our business, reputation and results of operations
•the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses
•we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses
•unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures
•labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses
•our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Revenue	$31,010	$27,205
Costs and Expenses:
Programming and production	10,570	8,919
Other operating and administrative	9,260	8,269
Advertising, marketing and promotion	2,062	1,616
Depreciation	2,213	2,117
Amortization	1,335	1,245
Total costs and expenses	25,440	22,166
Operating income	5,569	5,039
Interest expense	(993)	(1,018)
Investment and other income (loss), net	188	390
Income before income taxes	4,764	4,411
Income tax expense	(1,288)	(1,119)
Net income	3,476	3,292
Less: Net income (loss) attributable to noncontrolling interests	(73)	(37)
Net income attributable to Comcast Corporation	$3,549	$3,329
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.79	$0.73
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.78	$0.71
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$3,476	$3,292
Currency translation adjustments, net of deferred taxes of $247 and $(92)	(916)	(35)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(37) and $(19)	165	119
Realized (gains) losses reclassified to net income, net of deferred taxes of $(5) and $—	(17)	—
Employee benefit obligations and other, net of deferred taxes of $3 and $2	(9)	(10)
Comprehensive income	2,699	3,366
Less: Net income (loss) attributable to noncontrolling interests	(73)	(37)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	28	(14)
Comprehensive income attributable to Comcast Corporation	$2,744	$3,417
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating Activities
Net income	$3,476	$3,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,548	3,362
Share-based compensation	376	373
Noncash interest expense (income), net	93	62
Net (gain) loss on investment activity and other	(113)	(239)
Deferred income taxes	106	28
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(527)	554
Film and television costs, net	363	393
Accounts payable and accrued expenses related to trade creditors	314	(198)
Other operating assets and liabilities	(379)	124
Net cash provided by operating activities	7,257	7,751
Investing Activities
Capital expenditures	(1,856)	(1,859)
Cash paid for intangible assets	(641)	(612)
Construction of Universal Beijing Resort	(147)	(428)
Acquisitions, net of cash acquired	—	(147)
Proceeds from sales of businesses and investments	69	388
Purchases of investments	(66)	(52)
Other	44	98
Net cash provided by (used in) investing activities	(2,597)	(2,612)
Financing Activities
Proceeds from borrowings	117	192
Repurchases and repayments of debt	(104)	(124)
Repurchases of common stock under repurchase program and employee plans	(3,223)	(309)
Dividends paid	(1,166)	(1,080)
Other	(114)	(577)
Net cash provided by (used in) financing activities	(4,490)	(1,898)
Impact of foreign currency on cash, cash equivalents and restricted cash	(35)	(33)
Increase (decrease) in cash, cash equivalents and restricted cash	135	3,208
Cash, cash equivalents and restricted cash, beginning of period	8,778	11,768
Cash, cash equivalents and restricted cash, end of period	$8,914	$14,976
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$8,880	$8,711
Receivables, net	12,300	12,008
Other current assets	4,201	4,088
Total current assets	25,381	24,807
Film and television costs	12,360	12,806
Investments	8,287	8,082
Investment securing collateralized obligation	646	605
Property and equipment, net of accumulated depreciation of $56,274 and $55,611	53,820	54,047
Goodwill	69,052	70,189
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $24,525 and $23,545	32,468	33,580
Other noncurrent assets, net	12,694	12,424
Total assets	$274,074	$275,905
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$12,707	$12,455
Accrued participations and residuals	1,744	1,822
Deferred revenue	3,018	3,040
Accrued expenses and other current liabilities	10,071	9,899
Current portion of long-term debt	2,117	2,132
Total current liabilities	29,657	29,348
Long-term debt, less current portion	92,443	92,718
Collateralized obligation	5,171	5,170
Deferred income taxes	29,857	30,041
Other noncurrent liabilities	20,441	20,620
Commitments and contingencies
Redeemable noncontrolling interests	513	519
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,344,663,467 and 5,396,576,978; outstanding, 4,471,872,439 and 4,523,785,950	53	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,926	40,173
Retained earnings	61,555	61,902
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	674	1,480
Total Comcast Corporation shareholders’ equity	94,693	96,092
Noncontrolling interests	1,300	1,398
Total equity	95,992	97,490
Total liabilities and equity	$274,074	$275,905
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Redeemable Noncontrolling Interests
Balance, beginning of period	$519	$1,280
Redemption of subsidiary preferred stock	—	(725)
Contributions from (distributions to) noncontrolling interests, net	(25)	(27)
Other	—	(10)
Net income (loss)	18	28
Balance, end of period	$513	$546

Class A Common Stock
Balance, beginning of period	$54	$54
Issuances (repurchases) of common stock under repurchase program and employee plans	(1)	1
Balance, end of period	$53	$55

Additional Paid-In Capital
Balance, beginning of period	$40,173	$39,464
Stock compensation plans	286	296
Repurchases of common stock under repurchase program and employee plans	(595)	(88)
Employee stock purchase plans	67	62
Other	(5)	10
Balance, end of period	$39,926	$39,744

Retained Earnings
Balance, beginning of period	$61,902	$56,438
Repurchases of common stock under repurchase program and employee plans	(2,670)	(289)
Dividends declared	(1,225)	(1,161)
Other	—	4
Net income (loss)	3,549	3,329
Balance, end of period	$61,555	$58,321

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$1,480	$1,884
Other comprehensive income (loss)	(806)	88
Balance, end of period	$674	$1,972

Noncontrolling Interests
Balance, beginning of period	$1,398	$1,415
Other comprehensive income (loss)	28	(14)
Contributions from (distributions to) noncontrolling interests, net	(35)	189
Net income (loss)	(91)	(65)
Balance, end of period	$1,300	$1,525
Total equity	$95,992	$94,100
Cash dividends declared per common share	$0.27	$0.25
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2021 Annual Report on Form 10-K and the notes within this Form 10-Q.
Note 2: Segment Information
We present our operations in five reportable business segments: (1) Comcast Cable in one reportable business segment, referred to as Cable Communications; (2) NBCUniversal in three reportable business segments: Media, Studios and Theme Parks (collectively, the “NBCUniversal segments”); and (3) Sky in one reportable business segment.
Cable Communications is a leading provider of broadband, video, voice, wireless, and other services to residential customers in the United States under the Xfinity brand. We also provide these and other services to business customers and sell advertising.
Media consists primarily of NBCUniversal’s television and streaming platforms, including national, regional and international cable networks; the NBC and Telemundo broadcast networks; NBC and Telemundo owned local broadcast television stations; and Peacock, our direct-to-consumer streaming service.
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
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and other business initiatives, including Sky Glass and XClass TV smart televisions.
We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to Comcast Corporation excluded from Adjusted EBITDA are not separately evaluated. Our financial data by reportable segment is presented in the tables below.

Comcast Corporation

	Three Months Ended March 31, 2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$16,540	$7,272	$1,960	$1,367	$334
NBCUniversal
Media	6,865	1,159	250	12	46
Studios	2,757	245	11	1	3
Theme Parks	1,560	451	282	220	5
Headquarters and Other	16	(191)	118	72	31
Eliminations(a)	(901)	(62)	—	—	—
NBCUniversal	10,296	1,601	662	306	85
Sky	4,775	622	870	147	154
Corporate and Other	238	(262)	56	37	67
Eliminations(a)	(840)	(82)	—	—	—
Comcast Consolidated	$31,010	$9,150	$3,548	$1,856	$641

	Three Months Ended March 31, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$15,805	$6,830	$1,929	$1,370	$315
NBCUniversal
Media	5,036	1,473	247	10	32
Studios	2,396	497	12	1	2
Theme Parks	619	(61)	207	126	6
Headquarters and Other	16	(209)	117	35	28
Eliminations(a)	(1,043)	(210)	—	—	—
NBCUniversal	7,024	1,490	583	172	68
Sky	4,997	364	814	271	201
Corporate and Other	89	(281)	36	46	28
Eliminations(a)	(710)	10	—	—	—
Comcast Consolidated	$27,205	$8,413	$3,362	$1,859	$612

Comcast Corporation
(a)Included in Eliminations are transactions that our segments enter into with one another. Our segments generally report transactions with one another as if they were stand-alone businesses in accordance with GAAP, and these transactions are eliminated in consolidation. When multiple segments enter into transactions to provide products and services to third parties, revenue is generally allocated to our segments based on relative value. The most significant transactions between our segments include content licensing revenue in Studios for licenses of owned content to Media and Sky; distribution revenue in Media for fees received from Cable Communications for the sale of cable network programming and under retransmission consent agreements; and advertising revenue in Media and Cable Communications. Revenue for licenses of content from Studios to Media and Sky is generally recognized at a point in time, consistent with the recognition of transactions with third parties, when the content is delivered and made available for use. The costs of these licenses in Media and Sky are recognized as the content is used over the license period. The difference in timing of recognition between segments results in an Adjusted EBITDA impact in eliminations, as the profits (losses) on these transactions are deferred in our consolidated results and recognized as the content is used over the license period.
A summary of revenue for each of our segments resulting from transactions with other segments and eliminated in consolidation is presented in the table below.

	Three Months Ended March 31,
(in millions)	2022	2021
Cable Communications	$56	$45
NBCUniversal
Media	669	540
Studios	939	1,089
Theme Parks	—	1
Headquarters and Other	12	12
Sky	5	8
Corporate and Other	58	58
Total intersegment revenue	$1,741	$1,753

(b)We use Adjusted EBITDA as the measure of profit or loss for our operating segments. From time to time we may report the impact of certain events, gains, losses or other charges related to our operating segments within Corporate and Other. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended March 31,
(in millions)	2022	2021
Adjusted EBITDA	$9,150	$8,413
Adjustments	(33)	(12)
Depreciation	(2,213)	(2,117)
Amortization	(1,335)	(1,245)
Interest expense	(993)	(1,018)
Investment and other income (loss), net	188	390
Income before income taxes	$4,764	$4,411
Adjustments represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio, and Sky transaction-related costs in 2021.

Comcast Corporation
Note 3: Revenue

	Three Months Ended March 31,
(in millions)	2022	2021
Residential:
Broadband	$6,050	$5,600
Video	5,536	5,623
Voice	786	871
Wireless	677	513
Business services	2,396	2,167
Advertising	671	618
Other	424	413
Total Cable Communications	16,540	15,805

Advertising	3,332	2,094
Distribution	3,033	2,495
Other	499	447
Total Media	6,865	5,036

Content licensing	2,279	2,075
Theatrical	168	39
Home entertainment and other	310	282
Total Studios	2,757	2,396

Total Theme Parks	1,560	619
Headquarters and Other	16	16
Eliminations(a)	(901)	(1,043)
Total NBCUniversal	10,296	7,024

Direct-to-consumer	3,884	4,065
Content	295	358
Advertising	596	574
Total Sky	4,775	4,997

Corporate and Other	238	89
Eliminations(a)	(840)	(710)
Total revenue	$31,010	$27,205
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

(in millions)	March 31, 2022	December 31, 2021
Receivables, gross	$13,026	$12,666
Less: Allowance for doubtful accounts	726	658
Receivables, net	$12,300	$12,008

(in millions)	March 31, 2022	December 31, 2021
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,775	$1,632
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,089	$1,094
Noncurrent deferred revenue (included in other noncurrent liabilities)	$682	$695

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended March 31,
(in millions)	2022	2021
Video distribution programming	$3,426	$3,515
Film and television content:
Owned(a)	2,508	1,964
Licensed, including sports rights	4,325	3,175
Other	311	265
Total programming and production costs	$10,570	$8,919
(a) Amount includes amortization of owned content of $2.0 billion and $1.6 billion for the three months ended March 31, 2022 and 2021, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	March 31, 2022	December 31, 2021
Owned:
Released, less amortization	$3,900	$3,726
Completed, not released	597	536
In production and in development	2,706	2,732
	7,202	6,994
Licensed, including sports advances	5,158	5,811
Film and television costs	$12,360	$12,806
Note 5: Long-Term Debt
As of March 31, 2022, our debt had a carrying value of $94.6 billion and an estimated fair value of $99.8 billion. As of December 31, 2021, our debt had a carrying value of $94.8 billion and an estimated fair value of $109.3 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Note 6: Significant Transactions
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

Comcast Corporation
Note 7: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended March 31,
(in millions)	2022	2021
Equity in net income (losses) of investees, net	$133	$136
Realized and unrealized gains (losses) on equity securities, net	117	237
Other income (loss), net	(62)	17
Investment and other income (loss), net	$188	$390
The amount of unrealized gains (losses), net recognized in the three months ended March 31, 2022 and 2021 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $90 million and $98 million, respectively.
Investments

(in millions)	March 31, 2022	December 31, 2021
Equity method	$5,852	$6,111
Marketable equity securities	323	406
Nonmarketable equity securities	1,897	1,735
Other investments	1,166	803
Total investments	9,238	9,055
Less: Current investments	306	368
Less: Investment securing collateralized obligation	646	605
Noncurrent investments	$8,287	$8,082
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statement of cash flows in the three months ended March 31, 2022 and 2021 was $32 million and $115 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three months ended March 31, 2022 and 2021, we made cash capital contributions to Atairos totaling $13 million and $12 million, respectively. As of March 31, 2022 and December 31, 2021, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $4.8 billion and $4.7 billion, respectively. As of March 31, 2022, our remaining unfunded capital commitment was $1.5 billion.
Hulu and Collateralized Obligation
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of March 31, 2022 and December 31, 2021, the carrying value and estimated fair value of our collateralized obligation were $5.2 billion. The estimated fair value was based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”), which opened in September 2021. Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from

Comcast Corporation
the partners in accordance with their equity interests. As of March 31, 2022, Universal Beijing Resort had $3.7 billion of debt outstanding, including $3.3 billion principal amount of a term loan outstanding under the debt financing agreement.
As of March 31, 2022, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $9.6 billion and $8.1 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 8: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended March 31,
(in millions)	2022	2021
Weighted-average number of common shares outstanding – basic	4,512	4,591
Effect of dilutive securities	46	74
Weighted-average number of common shares outstanding – diluted	4,558	4,665
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2022	December 31, 2021
Cumulative translation adjustments	$174	$1,119
Deferred gains (losses) on cash flow hedges	252	104
Unrecognized gains (losses) on employee benefit obligations and other	248	257
Accumulated other comprehensive income (loss), net of deferred taxes	$674	$1,480
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of RSUs and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2022, we granted 16 million RSUs and 51 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $46.46 per RSU and $8.81 per stock option.
Recognized Share-Based Compensation Expense

	Three Months Ended March 31,
(in millions)	2022	2021
Restricted share units	$197	$206
Stock options	91	90
Employee stock purchase plans	12	11
Total	$300	$307
As of March 31, 2022, we had unrecognized pretax compensation expense of $1.7 billion and $868 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation
Note 9: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31,
(in millions)	2022	2021
Interest	$747	$911
Income taxes	$90	$87
Noncash Activities
During the three months ended March 31, 2022:
•we acquired $1.9 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.27 per common share paid in April 2022
During the three months ended March 31, 2021:
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

(in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$8,880	$8,711
Restricted cash included in other current assets	21	56
Restricted cash included in other noncurrent assets, net	12	12
Cash, cash equivalents and restricted cash, end of period	$8,914	$8,778
Note 10: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
In the first quarter of 2021, we redeemed all of the NBCUniversal Enterprise, Inc. preferred stock and made cash payments equal to the aggregate liquidation preference of $725 million. The redeemable subsidiary preferred stock was presented in redeemable noncontrolling interests.
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our 2021 Annual Report on Form 10-K.
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
Impacts of COVID-19
COVID-19 and measures taken to prevent its spread across the globe have impacted our businesses in a number of ways, affecting the comparability of periods included in this report. The most significant continuing impacts to our businesses from COVID-19 have resulted from temporary restrictions at our international theme parks. We expect the effects of the COVID-19 pandemic will continue to adversely impact our results of operations over the near to medium term, although the extent of such impact will depend on restrictive governmental measures, U.S. and global economic conditions, and consumer behavior.
Consolidated Operating Results

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions, except per share data)	2022	2021	%
Revenue	$31,010	$27,205	14.0%
Costs and Expenses:
Programming and production	10,570	8,919	18.5
Other operating and administrative	9,260	8,269	12.0
Advertising, marketing and promotion	2,062	1,616	27.6
Depreciation	2,213	2,117	4.5
Amortization	1,335	1,245	7.3
Total costs and expenses	25,440	22,166	14.8
Operating income	5,569	5,039	10.5
Interest expense	(993)	(1,018)	(2.4)
Investment and other income (loss), net	188	390	(52.0)
Income before income taxes	4,764	4,411	8.0
Income tax expense	(1,288)	(1,119)	15.1
Net income	3,476	3,292	5.6
Less: Net income (loss) attributable to noncontrolling interests	(73)	(37)	97.4
Net income attributable to Comcast Corporation	$3,549	$3,329	6.6%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.79	$0.73	8.2%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.78	$0.71	9.9%

Adjusted EBITDA(a)	$9,150	$8,413	8.8%
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated Revenue
Consolidated revenue increased for the three months ended March 31, 2022, driven by Media, Theme Parks, Cable Communications and Studios, partially offset by decreases in revenue in Sky.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses
Consolidated operating costs and expenses, which is comprised of total costs and expenses excluding depreciation and amortization expense, increased for the three months ended March 31, 2022, driven by Media, Studios, Theme Parks and Cable Communications, partially offset by decreases in operating costs and expenses in Sky.
Operating costs and expenses for our segments and our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Cable Communications	$1,960	$1,929	1.6%
NBCUniversal	662	583	13.6
Sky	870	814	7.0
Corporate and Other	56	36	55.2
Comcast Consolidated	$3,548	$3,362	5.5%
Consolidated depreciation and amortization expense increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increased depreciation at NBCUniversal driven by the opening of Universal Beijing Resort and increased amortization at Sky driven by increased amortization of software.
Amortization expense from acquisition-related intangible assets totaled $592 million for both the three months ended March 31, 2022 and 2021. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Interest Expense
Interest expense decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decrease in average debt outstanding in the current year period.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Equity in net income (losses) of investees, net	$133	$136	(2.2)%
Realized and unrealized gains (losses) on equity securities, net	117	237	(50.7)
Other income (loss), net	(62)	17	NM
Total investment and other income (loss), net	$188	$390	(52.0)%
Percentage changes that are considered not meaningful are denoted with NM.
The change in investment and other income (loss), net for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to realized and unrealized gains (losses) on equity securities, net and other income (loss), net. The change in realized and unrealized gains (losses) on equity securities, net for the three months ended March 31, 2022 compared to the same period in 2021 primarily resulted from losses on marketable securities in the current year period compared to gains in the prior year period, partially offset by increased gains from fair value adjustments for nonmarketable equity securities in the current year period. The change in other income (loss), net for the three months ended March 31, 2022 compared to the same period in 2021 primarily resulted from losses on insurance contracts and net losses on foreign exchange remeasurement in the current year period. Equity in net income (losses) of investees, net was consistent with the prior year period and included income for our investment in Atairos of $78 million and $77 million for the three months ended March 31, 2022 and 2021, respectively.
Consolidated Income Tax Expense
Income tax expense for the three months ended March 31, 2022 and 2021 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The increase in income tax expense for the three months ended March 31, 2022 compared to the same period in 2021 was primarily driven by tax benefits recognized on share-based compensation plans and higher income before income taxes.

Consolidated Net Income (Loss) Attributable to Noncontrolling Interests
The changes in net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to decreased losses at Universal Beijing Resort due to operations in the current year period compared to pre-opening costs in the prior year period in advance of the park’s opening in September 2021 (see Note 7).
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
Cable Communications Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Revenue
Residential:
Broadband	$6,050	$5,600	8.0%
Video	5,536	5,623	(1.5)
Voice	786	871	(9.8)
Wireless	677	513	32.0
Business services	2,396	2,167	10.6
Advertising	671	618	8.6
Other	424	413	2.7
Total revenue	16,540	15,805	4.7
Operating costs and expenses
Programming	3,628	3,670	(1.1)
Technical and product support	2,228	2,021	10.3
Customer service	581	602	(3.6)
Advertising, marketing and promotion	1,012	905	11.9
Franchise and other regulatory fees	421	501	(16.0)
Other	1,399	1,276	9.7
Total operating costs and expenses	9,269	8,975	3.3
Adjusted EBITDA	$7,272	$6,830	6.5%

Customer Metrics

			Net Additions / (Losses)
	March 31,		Three Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Customer relationships
Residential customer relationships	31,913	31,062	185	370
Business services customer relationships	2,498	2,437	9	11
Total customer relationships	34,412	33,499	194	380
Residential customer relationships mix
One product customers	14,816	12,997	486	589
Two product customers	8,364	8,645	(43)	(89)
Three or more product customers	8,733	9,420	(259)	(130)
Broadband
Residential customers	29,836	28,774	253	448
Business services customers	2,327	2,261	9	12
Total broadband customers	32,163	31,034	262	461
Video
Residential customers	17,011	18,590	(484)	(404)
Business services customers	654	765	(27)	(87)
Total video customers	17,664	19,355	(512)	(491)
Voice
Residential customers	8,781	9,533	(282)	(112)
Business services customers	1,391	1,363	(1)	6
Total voice customers	10,171	10,896	(282)	(106)
Wireless
Wireless lines	4,298	3,103	318	278
Customer metrics are presented based on actual amounts. Customer relationships represent the number of residential and business customers that subscribe to at least one of our services. One product, two product, and three or more product customers represent residential customers that subscribe to one, two, or three or more of our services, respectively. For multiple dwelling units (“MDUs”), including buildings located on college campuses, whose residents have the ability to receive additional services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional services, the MDU is counted as a single customer. Residential broadband and video customer metrics include certain customers that have prepaid for services. Business customers are generally counted based on the number of locations receiving services within our distribution system, with certain offerings such as Ethernet network services counted as individual customer relationships. Wireless lines represent the number of activated, eligible wireless devices on customers’ accounts. Individual customer relationships may have multiple wireless lines. Customer metrics in 2021 did not include customers in certain pandemic-related programs through which portions of our customers temporarily received our services for free. These programs ended in December 2021, resulting in a one-time benefit to net additions in the three months ended March 31, 2022.

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021	%
Average monthly total revenue per customer relationship	$160.67	$158.17	1.6%
Average monthly Adjusted EBITDA per customer relationship	$70.64	$68.35	3.3%
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
Cable Communications Segment – Revenue
Broadband
Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 due to an increase in the number of residential broadband customers and an increase in average rates.

Video
Revenue decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decline in the number of residential video customers, partially offset by an increase in average rates. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.
Voice
Revenue decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decline in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in the number of customer lines.
Business Services
Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in average rates and customer relationships compared to the prior year period and due to the acquisition of Masergy in October 2021.
Advertising
Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in political advertising, advertising at our Xumo streaming service and revenue from our advanced advertising businesses.
Other
Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 due to increases in revenue from licensing of our technology platforms and from our security and automation services.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decline in the number of video subscribers, partially offset by contractual rate increases.
Technical and product support expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in costs associated with our wireless phone service resulting from increases in the number of customers receiving the service and device sales, and the acquisition of Masergy.
Customer service expenses decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to lower labor costs as a result of reduced call volumes.
Advertising, marketing and promotion expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increased spending associated with attracting new customers and promoting our service offerings, including advertising expenses associated with the Beijing Olympics.
Franchise and other regulatory fees decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a decrease in regulatory costs.
Other operating costs and expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to lower levels of bad debt expense in the prior year period, and higher personnel and other overhead costs.
Cable Communications Segment – Operating Margin
Our operating margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management.
Our operating margin for the three months ended March 31, 2022 and 2021 was 44.0% and 43.2%, respectively.

NBCUniversal Segments Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Revenue
Media	$6,865	$5,036	36.3%
Studios	2,757	2,396	15.1
Theme Parks	1,560	619	151.9
Headquarters and Other	16	16	1.9
Eliminations	(901)	(1,043)	13.5
Total revenue	$10,296	$7,024	46.6%
Adjusted EBITDA
Media	$1,159	$1,473	(21.3)%
Studios	245	497	(50.7)
Theme Parks	451	(61)	NM
Headquarters and Other	(191)	(209)	8.3
Eliminations	(62)	(210)	70.4
Total Adjusted EBITDA	$1,601	$1,490	7.4%
Percentage changes that are considered not meaningful are denoted with NM.
Media Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Revenue
Advertising	$3,332	$2,094	59.2%
Distribution	3,033	2,495	21.6
Other	499	447	11.6
Total revenue	6,865	5,036	36.3
Operating costs and expenses
Programming and production	4,351	2,522	72.5
Other operating and administrative	929	819	13.5
Advertising, marketing and promotion	426	222	91.8
Total operating costs and expenses	5,706	3,563	60.1
Adjusted EBITDA	$1,159	$1,473	(21.3)%
Media Segment – Revenue
Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in advertising and distribution revenue, and included revenue from our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022. Excluding $1.0 billion and $0.5 billion of incremental revenue associated with our broadcasts of the Beijing Olympics and Super Bowl, respectively, Media revenue increased 6.9% for the three months ended March 31, 2022 compared to the same period in 2021.

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Advertising	$3,332	$2,094	59.2%
Advertising, excluding Beijing Olympics and Super Bowl	2,178	2,094	4.0
Advertising revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to our broadcasts of the Beijing Olympics and Super Bowl. Excluding $1.2 billion of incremental revenue associated with our broadcasts of the Beijing Olympics and Super Bowl, for the three months ended March 31, 2022, advertising revenue increased due to higher pricing at our networks in the current year period and increased advertising revenue at Peacock. These increases were partially offset by continued audience ratings declines at our networks and increased revenue related to other sporting events in the prior year period due to COVID-19 timing impacts.

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Distribution	$3,033	$2,495	21.6%
Distribution, excluding Beijing Olympics	2,706	2,495	8.5
Distribution revenue increased for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to our broadcast of the Beijing Olympics. Excluding $327 million of incremental revenue associated with our broadcast of the Beijing Olympics, for the three months ended March 31, 2022, distribution revenue increased due to an increase in distribution revenue at Peacock, as well as an increase at our networks due to contractual rate increases, partially offset by a decline in the number of subscribers.
We expect the number of subscribers and audience ratings at our networks will continue to decline as a result of the competitive environment and shifting video consumption patterns. Revenue included $472 million and $91 million related to Peacock for the three months ended March 31, 2022 and 2021, respectively, including amounts related to the Beijing Olympics and Super Bowl.
Media Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 due to increases in programming and production costs; advertising, marketing and promotion costs; and other operating and administrative costs. Programming and production costs increased for the three months ended March 31, 2022 primarily due to costs associated with our broadcasts of the Beijing Olympics and Super Bowl and higher programming costs at Peacock. Advertising, marketing and promotion costs increased primarily due to higher marketing costs related to Peacock and higher spending related to our networks. Other operating and administrative costs increased primarily due to increased costs related to Peacock.
Operating costs and expenses included $928 million and $368 million related to Peacock for the three months ended March 31, 2022 and 2021, respectively, including amounts related to the Beijing Olympics and Super Bowl. We expect to continue to incur significant costs related to additional content and marketing as we invest in the platform and attract new customers.
Studios Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Revenue
Content licensing	$2,279	$2,075	9.8%
Theatrical	168	39	NM
Home entertainment and other	310	282	9.8
Total revenue	2,757	2,396	15.1
Operating costs and expenses
Programming and production	1,974	1,614	22.3
Other operating and administrative	210	161	31.1
Advertising, marketing and promotion	327	124	163.0
Total operating costs and expenses	2,511	1,899	32.3
Adjusted EBITDA	$245	$497	(50.7)%
Percentage changes that are considered not meaningful are denoted with NM.

Studios Segment – Revenue
Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 due to increases in content licensing revenue and theatrical revenue. Content licensing revenue increased primarily due to the timing of when content was made available by our film and television studios under licensing agreements, including additional sales of content as production levels returned to normal, partially offset by the impact of a new licensing agreement for content that became exclusively available for streaming on Peacock in the prior year period. Theatrical revenue increased primarily due to recent releases, including Sing 2, and the impact of theater closures and theaters operating at reduced capacity as a result of COVID-19 in the prior year period.
Studios Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in programming and production costs and advertising, marketing and promotion costs. Programming and production costs increased primarily due to higher costs associated with content licensing sales and theatrical releases in the current year period. Advertising, marketing and promotion costs increased due to higher spending on theatrical releases in the current year period.
Theme Parks Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Revenue	$1,560	$619	151.9%
Operating costs and expenses	1,109	680	63.0
Adjusted EBITDA	$451	$(61)	NM
Percentage changes that are considered not meaningful are denoted with NM.
Theme Parks Segment – Revenue
Revenue increased for the three months ended March 31, 2022 primarily due to improved operating conditions compared to the same period in 2021, when each of our theme parks was either operating at a limited capacity or closed as a result of COVID-19, and from the operations of Universal Beijing Resort, which opened in September 2021. In 2022, our theme parks in Orlando and Hollywood operated without capacity restrictions and the requirement for proof of vaccination or a negative COVID-19 test previously put in place in the fourth quarter of 2021 was lifted for our theme park in Hollywood. Our theme park in Japan temporarily reinstated capacity restrictions during the first quarter of 2022, which were lifted by the end of the period. Our newest theme park in Beijing continues to be impacted by COVID-19 and related travel restrictions.
Theme Parks Segment – Operating Costs and Expenses
Expenses increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increased operating costs at our theme parks, as compared to decreased operating costs during the temporary closures and capacity restrictions in the prior year period, and due to operating costs associated with Universal Beijing Resort in the current year period, which were higher than pre-opening costs in the prior year period.
NBCUniversal Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Revenue	$16	$16	1.9%
Operating costs and expenses	208	225	(7.6)
Adjusted EBITDA	$(191)	$(209)	8.3%
Expenses include overhead, personnel costs and costs associated with corporate initiatives.

Eliminations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Revenue	$(901)	$(1,043)	(13.5)%
Operating costs and expenses	(839)	(833)	0.8
Adjusted EBITDA	$(62)	$(210)	(70.4)%
Amounts represent eliminations of transactions between our NBCUniversal segments, which are affected by the timing of recognition of content licenses between our Studios and Media segments. Prior year amounts include the impact of a new licensing agreement for content that became exclusively available for streaming on Peacock during the first quarter of 2021. Results of operations for NBCUniversal may be impacted as we continue to use content on our platforms, including Peacock, rather than licensing it to third parties.
For the three months ended March 31, 2022 and 2021, approximately 41% and 52%, respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. Eliminations increase or decrease to the extent that additional content is made available to our other segments. Refer to Note 2 for further discussion of transactions between our segments.
Sky Segment Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)	Constant Currency Change(a)
(in millions)	2022	2021	%	%
Revenue
Direct-to-consumer	$3,884	$4,065	(4.5)%	(0.4)%
Content	295	358	(17.5)	(14.3)
Advertising	596	574	3.8	7.9
Total revenue	4,775	4,997	(4.5)	(0.5)
Operating costs and expenses
Programming and production	1,948	2,485	(21.6)	(17.6)
Direct network costs	672	631	6.5	9.7
Other	1,532	1,517	1.0	5.2
Total operating costs and expenses	4,153	4,633	(10.4)	(6.3)
Adjusted EBITDA	$622	$364	71.0%	71.2%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
Customer Metrics

			Net Additions / (Losses)
	March 31,		Three Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Total customer relationships	22,921	23,446	(106)	221
Customer metrics are presented based on actual amounts. Customer relationships represent the number of residential customers that subscribe to at least one of Sky’s four primary services of video, broadband, voice and wireless phone service. Sky reports business customers, including hotels, bars, workplaces and restaurants, generally based on the number of locations receiving our services.

	Three Months Ended March 31,		Increase/ (Decrease)	Constant Currency Change(a)
	2022	2021	%	%
Average monthly direct-to-consumer revenue per customer relationship	$56.35	$58.06	(2.9)%	1.1%
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
Sky Segment – Revenue
Direct-to-Consumer
Revenue decreased for the three months ended March 31, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, revenue remained consistent with the prior year period primarily due to a decrease in customer relationships offset by an increase in average revenue per customer relationship. The decrease in customer relationships was driven by a decrease in Italy, partially offset by an increase in the United Kingdom. The increase in average revenue per customer relationship reflects the impacts of COVID-19 on business customers in the prior year period and the impact of rate increases in the United Kingdom, partially offset by declines in average rates in Italy. The decline in customer relationships and average revenue per customer relationship in Italy included the effects of the reduced broadcast rights for Serie A, which we had held through the end of the 2020-21 season. Beginning with the 2021-22 season in the third quarter of 2021 and through the 2023-24 season, we have nonexclusive broadcast rights to fewer matches, which has resulted and we expect will continue to result in declines in revenue in Italy in 2022.
Content
Revenue decreased for the three months ended March 31, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, revenue decreased primarily due to lower sports programming licensing revenue driven by changes in licensing agreements in Italy and Germany.
Advertising
Revenue increased for the three months ended March 31, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, revenue increased primarily as a result of an overall market improvement in the United Kingdom compared to the prior year period, partially offset by decreased advertising revenue associated with Serie A.
Sky Segment – Operating Costs and Expenses
Programming and production costs decreased for the three months ended March 31, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, programming and production costs decreased for the three months ended March 31, 2022 primarily reflecting lower costs associated with Serie A in Italy as a result of the reduced broadcast rights and lower costs associated with other sports contracts in Germany in the current year period, as well as the timing of recognition of costs related to sporting events.
Direct network costs increased for the three months ended March 31, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, direct network costs increased primarily due to an increase in costs associated with Sky’s broadband and wireless phone services as a result of increases in the number of customers receiving these services and wireless device sales.
Other expenses increased for the three months ended March 31, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, other expenses increased primarily due to higher administrative costs and higher fees paid to third-party channels related to advertising sales.
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Revenue	$238	$89	168.8%
Operating costs and expenses	500	370	35.4
Adjusted EBITDA	$(262)	$(281)	6.7%
Corporate and other primarily includes overhead and personnel costs, the results of other business initiatives and Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania. Other business initiatives include costs associated with Sky Glass and the related hardware sales, as well as costs associated with XClass TV.

Revenue increased for the three months ended March 31, 2022 primarily due to increases at Comcast Spectacor as a result of the impacts of COVID-19 in the prior year period and sales of Sky Glass smart televisions.
Expenses increased for the three months ended March 31, 2022 primarily due to costs related to Sky Glass and XClass TV. We expect to continue to incur increased costs in 2022 related to the launch of Sky Glass and XClass TV.
Eliminations

	Three Months Ended March 31,		Increase/ (Decrease)
(in millions)	2022	2021	%
Revenue	$(840)	$(710)	18.2%
Operating costs and expenses	(757)	(720)	5.2
Adjusted EBITDA	$(82)	$10	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between Cable Communications, NBCUniversal, Sky and other businesses. Eliminations of transactions between NBCUniversal segments are presented separately. Current year amounts reflect an increase in eliminations associated with the Beijing Olympics. Refer to Note 2 for a description of transactions between our segments.
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
We define Adjusted EBITDA as net income attributable to Comcast Corporation before net income (loss) attributable to noncontrolling interests, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time, we may exclude from Adjusted EBITDA the impact of certain events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance.
We reconcile consolidated Adjusted EBITDA to net income attributable to Comcast Corporation. This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to Comcast Corporation, or net cash provided by operating activities that we have reported in accordance with GAAP.

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2022	2021
Net income attributable to Comcast Corporation	$3,549	$3,329
Net income (loss) attributable to noncontrolling interests	(73)	(37)
Income tax expense	1,288	1,119
Investment and other (income) loss, net	(188)	(390)
Interest expense	993	1,018
Depreciation	2,213	2,117
Amortization	1,335	1,245
Adjustments(a)	33	12
Adjusted EBITDA	$9,150	$8,413
(a)Amounts represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio, and Sky transaction-related costs in 2021.
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
Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended March 31,
	Actual	Constant Currency	Constant Currency Change
(in millions, except per customer data)	2022	2021	%
Revenue
Direct-to-consumer	$3,884	$3,901	(0.4)%
Content	295	345	(14.3)
Advertising	596	552	7.9
Total revenue	4,775	4,797	(0.5)
Operating costs and expenses
Programming and production	1,948	2,365	(17.6)
Direct network costs	672	613	9.7
Other	1,532	1,457	5.2
Total operating costs and expenses	4,153	4,434	(6.3)
Adjusted EBITDA	$622	$363	71.2%
Average monthly direct-to-consumer revenue per customer relationship	$56.35	$55.72	1.1%

Liquidity and Capital Resources

	Three Months Ended March 31,
(in millions)	2022	2021
Cash provided by operating activities	$7,257	$7,751
Cash used in investing activities	$(2,597)	$(2,612)
Cash used in financing activities	$(4,490)	$(1,898)

(in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$8,880	$8,711
Short-term and long-term debt	$94,561	$94,850
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of March 31, 2022, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31,
(in millions)	2022	2021
Operating income	$5,569	$5,039
Depreciation and amortization	3,548	3,362
Noncash share-based compensation	376	373
Changes in operating assets and liabilities	(1,475)	(176)
Payments of interest	(747)	(911)
Payments of income taxes	(90)	(87)
Proceeds from investments and other	75	151
Net cash provided by operating activities	$7,257	$7,751
The variance in changes in operating assets and liabilities for the three months ended March 31, 2022 compared to the same period in 2021 was primarily related to increases in accounts receivable and decreases in deferred revenue, which included the impacts of our broadcasts of the Beijing Olympics and Super Bowl, and the timing of amortization and related payments for our film and television costs, including increased production spending, partially offset by the timing of sporting events.
The decrease in payments of interest for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the timing of interest payments following the debt exchange in August 2021 and a decrease in average debt outstanding in the current year period.
The decrease in proceeds from investments and other for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to decreased cash distributions received from equity method investments.

Investing Activities
Net cash used in investing activities remained consistent for the three months ended March 31, 2022 compared to the same period in 2021, primarily reflecting decreased cash paid related to the construction of Universal Beijing Resort in the current year period and cash paid for the acquisition of a business in the prior year period, offset by decreased proceeds from sales of business and investments in the current year period. Capital expenditures, which is our most significant recurring investing activity, remained consistent for the three months ended March 31, 2022 compared to the same period in 2021, primarily reflecting increased spending at Theme Parks related to the development of the Epic Universe theme park in Orlando, offset by decreased spending at Sky primarily related to customer premise equipment. Capital expenditures at Cable Communications were consistent with the prior period.
In 2022, we formed the SkyShowtime joint venture with Paramount Global. The new direct-to-consumer streaming service is expected to be made available in select European markets starting in 2022, and the partners have committed to a multiyear funding plan that is expected to begin in 2022.
Financing Activities
Net cash used in financing activities increased for the three months ended March 31, 2022 primarily due to increases in repurchases of common stock under our share repurchase program and employee plans. Net cash used in financing activities in both periods included dividend payments and repayments of debt, partially offset by proceeds from borrowings, and net cash used in financing activities for the three months ended March 31, 2021 included payments related to the redemption of NBCUniversal Enterprise redeemable subsidiary preferred stock presented in other financing activities.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Notes 5 and 7 for additional information on our financing activities.
Share Repurchases and Dividends
In the second quarter of 2021, we restarted our share repurchase program, which had been paused since the beginning of 2019. In January 2022, our Board of Directors increased our share repurchase program authorization to $10 billion. During the three months ended March 31, 2022, we repurchased a total of 62.5 million shares of our Class A common stock for $3.0 billion. Under the authorization, which does not have an expiration date, we expect to repurchase additional shares during the remainder of 2022, which may be in the open market or in private transactions.
In addition, we paid $223 million for the three months ended March 31, 2022 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2022, we paid dividends of $1.2 billion, and our Board of Directors approved an 8% increase in our dividend to $1.08 per share on an annualized basis and approved our first quarter dividend of $0.27 per share, which was paid in April 2022. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	March 31, 2022	December 31, 2021
Debt Subject to Cross-Guarantees
Comcast	$85.6	$85.9
Comcast Cable(a)	2.1	2.1
NBCUniversal(a)	1.6	1.6
	89.4	89.6
Debt Subject to One-Way Guarantees
Sky	6.2	6.3
Other(a)	0.1	0.1
	6.4	6.5
Debt Not Guaranteed
Universal Beijing Resort(b)	3.7	3.6
Other	1.2	1.2
	4.9	4.7
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.1)	(6.0)
Total debt	$94.6	$94.8
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
As of March 31, 2022 and December 31, 2021, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $126 billion and noncurrent notes receivable from non-guarantor subsidiaries of $30 billion. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
One-Way Guarantees
Comcast provides full and unconditional guarantees of certain debt issued by Sky and other consolidated subsidiaries not subject to the periodic reporting requirements of the SEC.

Comcast also provides a full and unconditional guarantee of $138 million principal amount of subordinated debt issued by Comcast Holdings. Comcast’s obligations under this guarantee are subordinated and subject, in right of payment, to the prior payment in full of all of Comcast’s senior indebtedness, including debt guaranteed by Comcast on a senior basis, and are structurally subordinated to the indebtedness and other liabilities of its non-guarantor subsidiaries (for purposes of this Comcast Holdings discussion, Comcast Cable and NBCUniversal are included within the non-guarantor subsidiary group). Comcast’s obligations as guarantor will remain in effect until all amounts payable with respect to the guaranteed debt have been paid in full. However, the guarantee will terminate upon a disposition of Comcast Holdings or all or substantially all of its assets. Comcast Holdings is a consolidated subsidiary holding company that directly or indirectly holds 100% and approximately 37% of our equity interests in Comcast Cable and NBCUniversal, respectively.
As of March 31, 2022 and December 31, 2021, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $97 billion and $96 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $29 billion. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2021 Annual Report on Form 10-K and there have been no significant changes to this information.
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
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2021 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast's common stock repurchases during the three months ended March 31, 2022.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
January 1-31, 2022	16,430,614	$49.91	16,430,614	$819,999,896	$9,180,000,104
February 1-28, 2022	31,571,308	$47.51	31,571,308	$1,499,986,778	$7,680,013,327
March 1-31, 2022	14,526,731	$46.81	14,526,731	$680,013,306	$7,000,000,020
Total	62,528,653	$47.98	62,528,653	$2,999,999,980	$7,000,000,020
(a)Effective January 1, 2022, our Board of Directors increased our share repurchase program authorization to $10 billion. Under the authorization, which does not have an expiration date, we expect to repurchase additional shares, which may be in the open market or in private transactions.
The total number of shares purchased during the three months ended March 31, 2022 does not include any shares received in the administration of employee share-based compensation plans as there were none received during the period.
ITEM 6: EXHIBITS

Exhibit No.	Description
21	List of subsidiaries.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22 to Comcast's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, filed with the Securities and Exchange Commission on April 28, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: April 28, 2022