Form 10-Q
period 2022-06-30
COMCAST CORP
filed 2022-07-28
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of June 30, 2022, there were 4,403,793,980 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2022. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue	$30,016	$28,546	$61,026	$55,751
Costs and Expenses:
Programming and production	8,887	9,256	19,457	18,175
Other operating and administrative	9,098	8,549	18,358	16,818
Advertising, marketing and promotion	2,196	1,851	4,258	3,467
Depreciation	2,162	2,113	4,375	4,231
Amortization	1,306	1,270	2,641	2,514
Total costs and expenses	23,649	23,039	49,089	45,205
Operating income	6,367	5,507	11,936	10,546
Interest expense	(968)	(1,093)	(1,962)	(2,112)
Investment and other income (loss), net	(897)	1,216	(709)	1,607
Income before income taxes	4,502	5,630	9,266	10,042
Income tax expense	(1,261)	(2,000)	(2,548)	(3,119)
Net income	3,241	3,630	6,717	6,922
Less: Net income (loss) attributable to noncontrolling interests	(155)	(108)	(227)	(145)
Net income attributable to Comcast Corporation	$3,396	$3,738	$6,945	$7,067
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.76	$0.81	$1.55	$1.54
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.76	$0.80	$1.54	$1.51
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$3,241	$3,630	$6,717	$6,922
Currency translation adjustments, net of deferred taxes of $42, $(17), $289 and $(109)	(2,957)	61	(3,873)	26
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(1), $2, $(38) and $(17)	129	(14)	294	105
Realized (gains) losses reclassified to net income, net of deferred taxes of $(11), $—, $(16) and $—	(45)	4	(62)	4
Employee benefit obligations and other, net of deferred taxes of $2, $3, $5 and $5	(12)	(7)	(21)	(17)
Comprehensive income	356	3,674	3,055	7,040
Less: Net income (loss) attributable to noncontrolling interests	(155)	(108)	(227)	(145)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(41)	24	(13)	10
Comprehensive income attributable to Comcast Corporation	$552	$3,758	$3,295	$7,175
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Operating Activities
Net income	$6,717	$6,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,016	6,745
Share-based compensation	675	711
Noncash interest expense (income), net	165	210
Net (gain) loss on investment activity and other	864	(1,403)
Deferred income taxes	(31)	1,297
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(338)	137
Film and television costs, net	651	837
Accounts payable and accrued expenses related to trade creditors	78	299
Other operating assets and liabilities	(2,214)	(398)
Net cash provided by operating activities	13,584	15,357
Investing Activities
Capital expenditures	(4,270)	(4,003)
Cash paid for intangible assets	(1,383)	(1,283)
Construction of Universal Beijing Resort	(168)	(704)
Acquisitions, net of cash acquired	—	(168)
Proceeds from sales of businesses and investments	108	396
Purchases of investments	(1,164)	(86)
Other	86	217
Net cash provided by (used in) investing activities	(6,792)	(5,631)
Financing Activities
Proceeds from borrowings	166	383
Repurchases and repayments of debt	(254)	(5,785)
Repurchases of common stock under repurchase program and employee plans	(6,288)	(957)
Dividends paid	(2,377)	(2,230)
Other	116	(475)
Net cash provided by (used in) financing activities	(8,636)	(9,064)
Impact of foreign currency on cash, cash equivalents and restricted cash	(76)	(12)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,920)	650
Cash, cash equivalents and restricted cash, beginning of period	8,778	11,768
Cash, cash equivalents and restricted cash, end of period	$6,859	$12,418
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$6,822	$8,711
Receivables, net	11,956	12,008
Other current assets	5,415	4,088
Total current assets	24,192	24,807
Film and television costs	11,622	12,806
Investments	7,598	8,082
Investment securing collateralized obligation	642	605
Property and equipment, net of accumulated depreciation of $56,537 and $55,611	53,508	54,047
Goodwill	66,486	70,189
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $24,946 and $23,545	30,728	33,580
Other noncurrent assets, net	12,892	12,424
Total assets	$267,032	$275,905
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$12,304	$12,455
Accrued participations and residuals	1,749	1,822
Deferred revenue	2,787	3,040
Accrued expenses and other current liabilities	8,663	9,899
Current portion of long-term debt	2,083	2,132
Total current liabilities	27,585	29,348
Long-term debt, less current portion	91,459	92,718
Collateralized obligation	5,171	5,170
Deferred income taxes	29,491	30,041
Other noncurrent liabilities	20,254	20,620
Commitments and contingencies
Redeemable noncontrolling interests	513	519
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,276,585,008 and 5,396,576,978; outstanding, 4,403,793,980 and 4,523,785,950	53	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,852	40,173
Retained earnings	61,209	61,902
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(2,170)	1,480
Total Comcast Corporation shareholders’ equity	91,426	96,092
Noncontrolling interests	1,132	1,398
Total equity	92,558	97,490
Total liabilities and equity	$267,032	$275,905
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Redeemable Noncontrolling Interests
Balance, beginning of period	$513	$546	$519	$1,280
Redemption of subsidiary preferred stock	—	—	—	(725)
Contributions from (distributions to) noncontrolling interests, net	(8)	(13)	(33)	(40)
Other	—	—	—	(10)
Net income (loss)	8	(3)	27	24
Balance, end of period	$513	$530	$513	$530

Class A Common Stock
Balance, beginning of period	$53	$55	$54	$54
Issuances (repurchases) of common stock under repurchase program and employee plans	(1)	—	(1)	1
Balance, end of period	$53	$55	$53	$55

Additional Paid-In Capital
Balance, beginning of period	$39,926	$39,744	$40,173	$39,464
Stock compensation plans	235	274	521	570
Repurchases of common stock under repurchase program and employee plans	(481)	(43)	(1,076)	(131)
Employee stock purchase plans	83	76	150	139
Other	88	(5)	83	5
Balance, end of period	$39,852	$40,046	$39,852	$40,046

Retained Earnings
Balance, beginning of period	$61,555	$58,321	$61,902	$56,438
Repurchases of common stock under repurchase program and employee plans	(2,540)	(543)	(5,210)	(832)
Dividends declared	(1,203)	(1,156)	(2,428)	(2,317)
Other	—	—	—	4
Net income (loss)	3,396	3,738	6,945	7,067
Balance, end of period	$61,209	$60,359	$61,209	$60,359

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$674	$1,972	$1,480	$1,884
Other comprehensive income (loss)	(2,844)	20	(3,650)	108
Balance, end of period	$(2,170)	$1,992	$(2,170)	$1,992

Noncontrolling Interests
Balance, beginning of period	$1,300	$1,525	$1,398	$1,415
Other comprehensive income (loss)	(41)	24	(13)	10
Contributions from (distributions to) noncontrolling interests, net	35	135	—	324
Other	1	2	1	1
Net income (loss)	(163)	(105)	(254)	(169)
Balance, end of period	$1,132	$1,581	$1,132	$1,581
Total equity	$92,558	$96,516	$92,558	$96,516
Cash dividends declared per common share	$0.27	$0.25	$0.54	$0.50
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

Comcast Corporation

	Three Months Ended June 30, 2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$16,601	$7,448	$1,945	$1,776	$409
NBCUniversal
Media	5,332	1,337	251	22	43
Studios	2,966	1	11	1	4
Theme Parks	1,804	632	266	319	9
Headquarters and Other	8	(137)	123	121	45
Eliminations(a)	(664)	23	—	—	—
NBCUniversal	9,445	1,856	651	463	100
Sky	4,501	863	809	130	169
Corporate and Other	164	(304)	62	45	64
Eliminations(a)	(696)	(36)	—	—	—
Comcast Consolidated	$30,016	$9,827	$3,469	$2,414	$743

	Three Months Ended June 30, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$16,002	$7,073	$1,950	$1,695	$337
NBCUniversal
Media	5,148	1,378	254	19	42
Studios	2,224	156	12	1	5
Theme Parks	1,095	221	195	100	8
Headquarters and Other	22	(186)	125	62	30
Eliminations(a)	(534)	(15)	—	—	—
NBCUniversal	7,955	1,553	586	182	86
Sky	5,220	560	826	184	211
Corporate and Other	92	(261)	21	83	37
Eliminations(a)	(723)	2	—	—	—
Comcast Consolidated	$28,546	$8,927	$3,383	$2,144	$671

	Six Months Ended June 30, 2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$33,142	$14,720	$3,905	$3,143	$744
NBCUniversal
Media	12,196	2,496	500	34	88
Studios	5,722	246	23	2	7
Theme Parks	3,364	1,082	548	540	14
Headquarters and Other	24	(329)	242	194	75
Eliminations(a)	(1,566)	(39)	—	—	—
NBCUniversal	19,741	3,457	1,313	769	185
Sky	9,276	1,485	1,680	277	323
Corporate and Other	402	(566)	118	82	131
Eliminations(a)	(1,535)	(119)	—	—	—
Comcast Consolidated	$61,026	$18,977	$7,016	$4,270	$1,383

Comcast Corporation

	Six Months Ended June 30, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$31,807	$13,903	$3,880	$3,065	$652
NBCUniversal
Media	10,184	2,851	501	29	75
Studios	4,620	653	25	2	7
Theme Parks	1,714	159	402	226	15
Headquarters and Other	38	(395)	241	98	57
Eliminations(a)	(1,576)	(225)	—	—	—
NBCUniversal	14,980	3,043	1,168	354	153
Sky	10,217	924	1,640	455	412
Corporate and Other	181	(541)	57	128	65
Eliminations(a)	(1,434)	11	—	—	—
Comcast Consolidated	$55,751	$17,339	$6,745	$4,003	$1,283
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cable Communications	$61	$47	$117	$93
NBCUniversal
Media	522	543	1,192	1,082
Studios	731	589	1,670	1,678
Theme Parks	—	—	—	1
Headquarters and Other	6	17	19	29
Sky	3	15	9	23
Corporate and Other	36	47	93	105
Total intersegment revenue	$1,360	$1,257	$3,101	$3,010

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA	$9,827	$8,927	$18,977	$17,339
Adjustments	9	(36)	(24)	(48)
Depreciation	(2,162)	(2,113)	(4,375)	(4,231)
Amortization	(1,306)	(1,270)	(2,641)	(2,514)
Interest expense	(968)	(1,093)	(1,962)	(2,112)
Investment and other income (loss), net	(897)	1,216	(709)	1,607
Income before income taxes	$4,502	$5,630	$9,266	$10,042
Adjustments represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio, and Sky transaction-related costs in 2021.

Comcast Corporation
Note 3: Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Residential:
Broadband	$6,107	$5,717	$12,158	$11,317
Video	5,423	5,554	10,959	11,177
Voice	763	870	1,549	1,741
Wireless	722	556	1,399	1,069
Business services	2,424	2,202	4,820	4,369
Advertising	748	679	1,419	1,296
Other	415	425	839	838
Total Cable Communications	16,601	16,002	33,142	31,807

Advertising	2,159	2,189	5,492	4,282
Distribution	2,659	2,452	5,692	4,947
Other	514	507	1,013	955
Total Media	5,332	5,148	12,196	10,184

Content licensing	2,118	1,781	4,397	3,855
Theatrical	550	198	718	237
Home entertainment and other	298	245	607	527
Total Studios	2,966	2,224	5,722	4,620

Total Theme Parks	1,804	1,095	3,364	1,714
Headquarters and Other	8	22	24	38
Eliminations(a)	(664)	(534)	(1,566)	(1,576)
Total NBCUniversal	9,445	7,955	19,741	14,980

Direct-to-consumer	3,680	4,222	7,564	8,288
Content	265	355	561	713
Advertising	556	643	1,152	1,216
Total Sky	4,501	5,220	9,276	10,217

Corporate and Other	164	92	402	181
Eliminations(a)	(696)	(723)	(1,535)	(1,434)
Total revenue	$30,016	$28,546	$61,026	$55,751
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

(in millions)	June 30, 2022	December 31, 2021
Receivables, gross	$12,678	$12,666
Less: Allowance for doubtful accounts	723	658
Receivables, net	$11,956	$12,008

(in millions)	June 30, 2022	December 31, 2021
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,735	$1,632
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,066	$1,094
Noncurrent deferred revenue (included in other noncurrent liabilities)	$665	$695

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Video distribution programming	$3,288	$3,414	$6,713	$6,930
Film and television content:
Owned(a)	2,919	2,227	5,426	4,191
Licensed, including sports rights	2,377	3,318	6,702	6,492
Other	304	297	616	562
Total programming and production costs	$8,887	$9,256	$19,457	$18,175
(a) Amount includes amortization of owned content of $2.4 billion and $4.4 billion for the three and six months ended June 30, 2022, respectively, and $1.8 billion and $3.5 billion for the three and six months ended June 30, 2021, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	June 30, 2022	December 31, 2021
Owned:
Released, less amortization	$3,837	$3,726
Completed, not released	88	536
In production and in development	3,284	2,732
	7,209	6,994
Licensed, including sports advances	4,413	5,811
Film and television costs	$11,622	$12,806
Note 5: Long-Term Debt
As of June 30, 2022, our debt had a carrying value of $93.5 billion and an estimated fair value of $90.4 billion. As of December 31, 2021, our debt had a carrying value of $94.8 billion and an estimated fair value of $109.3 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
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

Comcast Corporation
Note 7: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Equity in net income (losses) of investees, net	$(413)	$959	$(280)	$1,095
Realized and unrealized gains (losses) on equity securities, net	(321)	189	(205)	426
Other income (loss), net	(162)	69	(224)	87
Investment and other income (loss), net	$(897)	$1,216	$(709)	$1,607
The amount of unrealized gains (losses), net recognized in the three months ended June 30, 2022 and 2021 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(333) million and $153 million, respectively. The amount of unrealized gains (losses), net recognized in the six months ended June 30, 2022 and 2021 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(251) million and $264 million, respectively.
Investments

(in millions)	June 30, 2022	December 31, 2021
Equity method	$5,824	$6,111
Marketable equity securities	130	406
Nonmarketable equity securities	1,753	1,735
Other investments	1,658	803
Total investments	9,364	9,055
Less: Current investments	1,124	368
Less: Investment securing collateralized obligation	642	605
Noncurrent investments	$7,598	$8,082
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statement of cash flows in the six months ended June 30, 2022 and 2021 was $67 million and $130 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the six months ended June 30, 2022 and 2021, we made cash capital contributions to Atairos totaling $26 million and $24 million, respectively. As of June 30, 2022 and December 31, 2021, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $4.4 billion and $4.7 billion, respectively. As of June 30, 2022, our remaining unfunded capital commitment was $1.5 billion.
Hulu and Collateralized Obligation
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of June 30, 2022 and December 31, 2021, the carrying value and estimated fair value of our collateralized obligation were $5.2 billion. The estimated fair value was based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value.
Other Investments
Other investments also includes investments in certain short-term instruments with maturities over three months when purchased, such as commercial paper, certificates of deposit and U.S. government obligations, which are generally accounted for at amortized cost. These short-term instruments totaled $1.0 billion as of June 30, 2022 and there were no such investments

Comcast Corporation
as of December 31, 2021. The carrying amounts of these investments approximate their fair values, which are primarily based on Level 2 inputs that use interest rates for instruments with similar terms and remaining maturities.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”), which opened in September 2021. Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of June 30, 2022, Universal Beijing Resort had $3.5 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement.
As of June 30, 2022, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $8.8 billion and $7.7 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 8: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Weighted-average number of common shares outstanding – basic	4,457	4,601	4,485	4,596
Effect of dilutive securities	25	72	35	73
Weighted-average number of common shares outstanding – diluted	4,482	4,673	4,520	4,669
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2022	December 31, 2021
Cumulative translation adjustments	$(2,741)	$1,119
Deferred gains (losses) on cash flow hedges	335	104
Unrecognized gains (losses) on employee benefit obligations and other	236	257
Accumulated other comprehensive income (loss), net of deferred taxes	$(2,170)	$1,480
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
Recognized Share-Based Compensation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Restricted share units	$162	$185	$359	$391
Stock options	75	89	166	178
Employee stock purchase plans	9	9	21	20
Total	$246	$282	$546	$589
As of June 30, 2022, we had unrecognized pretax compensation expense of $1.6 billion and $771 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation
Note 9: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Six Months Ended June 30,
(in millions)	2022	2021
Interest	$1,644	$1,909
Income taxes	$2,841	$1,832
Noncash Activities
During the six months ended June 30, 2022:
•we acquired $1.9 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.27 per common share paid in July 2022
During the six months ended June 30, 2021:
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

(in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$6,822	$8,711
Restricted cash included in other current assets	25	56
Restricted cash included in other noncurrent assets, net	12	12
Cash, cash equivalents and restricted cash, end of period	$6,859	$8,778
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
COVID-19 has impacted our businesses in a number of ways, affecting the comparability of periods included in this report. The most significant continuing impacts have resulted from temporary restrictions and closures at our international theme parks. The continuing effects of COVID-19, in addition to worsening U.S. and global economic conditions and consumer sentiment, may adversely impact demand for our products and services and our results of operations over the near to medium term.
Consolidated Operating Results

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions, except per share data)	2022	2021	%	2022	2021	%
Revenue	$30,016	$28,546	5.1%	$61,026	$55,751	9.5%
Costs and Expenses:
Programming and production	8,887	9,256	(4.0)	19,457	18,175	7.1
Other operating and administrative	9,098	8,549	6.4	18,358	16,818	9.2
Advertising, marketing and promotion	2,196	1,851	18.6	4,258	3,467	22.8
Depreciation	2,162	2,113	2.3	4,375	4,231	3.4
Amortization	1,306	1,270	2.9	2,641	2,514	5.1
Total costs and expenses	23,649	23,039	2.6	49,089	45,205	8.6
Operating income	6,367	5,507	15.6	11,936	10,546	13.2
Interest expense	(968)	(1,093)	(11.4)	(1,962)	(2,112)	(7.1)
Investment and other income (loss), net	(897)	1,216	NM	(709)	1,607	NM
Income before income taxes	4,502	5,630	(20.0)	9,266	10,042	(7.7)
Income tax expense	(1,261)	(2,000)	(37.0)	(2,548)	(3,119)	(18.3)
Net income	3,241	3,630	(10.7)	6,717	6,922	(3.0)
Less: Net income (loss) attributable to noncontrolling interests	(155)	(108)	(43.3)%	(227)	(145)	(57.1)
Net income attributable to Comcast Corporation	$3,396	$3,738	(9.2)%	$6,945	$7,067	(1.7)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.76	$0.81	(6.2)%	$1.55	$1.54	0.6%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.76	$0.80	(5.0)%	$1.54	$1.51	2.0%

Adjusted EBITDA(a)	$9,827	$8,927	10.1%	$18,977	$17,339	9.4%
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated Revenue
Consolidated revenue increased for the three months ended June 30, 2022, driven by Studios, Theme Parks, Cable Communications and Media, partially offset by decreases in revenue in Sky. Consolidated revenue increased for the six months ended June 30, 2022, driven by Media, Theme Parks, Cable Communications and Studios, partially offset by decreases in revenue in Sky.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated Costs and Expenses
Consolidated operating costs and expenses, which is comprised of total costs and expenses excluding depreciation and amortization expense, increased for the three months ended June 30, 2022, driven by Media, Studios, Theme Parks and Cable Communications, partially offset by decreases in operating costs and expenses in Sky. Consolidated operating costs and expenses, which is comprised of total costs and expenses excluding depreciation and amortization expense, increased for the six months ended June 30, 2022, driven by Media, Studios, Theme Parks and Cable Communications, partially offset by decreases in operating costs and expenses in Sky.
Operating costs and expenses for our segments and our corporate operations, businesses development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Cable Communications	$1,945	$1,950	(0.3)%	$3,905	$3,880	0.7%
NBCUniversal	651	586	11.2	1,313	1,168	12.4
Sky	809	826	(2.0)	1,680	1,640	2.4
Corporate and Other	62	21	191.5	118	57	106.0
Comcast Consolidated	$3,469	$3,383	2.5%	$7,016	$6,745	4.0%
Consolidated depreciation and amortization expense increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increased depreciation at NBCUniversal driven by the opening of Universal Beijing Resort and increased amortization of software at Sky, partially offset by the impacts of foreign currency.
Amortization expense from acquisition-related intangible assets totaled $568 million and $1.2 billion for the three and six months ended June 30, 2022, respectively. Amortization expense from acquisition-related intangible assets totaled $586 million and $1.2 billion for the three and six months ended June 30, 2021, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Interest Expense
Interest expense decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to a decrease in average debt outstanding in the current year periods and a $78 million charge recorded in the prior year periods related to the early redemption of senior notes due 2024.
Consolidated Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Equity in net income (losses) of investees, net	$(413)	$959	$(280)	$1,095
Realized and unrealized gains (losses) on equity securities, net	(321)	189	(205)	426
Other income (loss), net	(162)	69	(224)	87
Total investment and other income (loss), net	$(897)	$1,216	$(709)	$1,607
Percentage changes that are considered not meaningful are denoted with NM.
The change in investment and other income (loss), net for the three and six months ended June 30, 2022 compared to the same periods in 2021 was due to equity in net income (losses) of investees, net related to our investment in Atairos Group, Inc., realized and unrealized gains (losses) on equity securities, net and other income (loss), net. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $(454) million and $(376) million for the three and six months ended June 30, 2022, respectively, and $883 million and $960 million for the three and six months ended

June 30, 2021, respectively. The changes in realized and unrealized gains (losses) on equity securities, net for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily resulted from fair value adjustments on marketable and nonmarketable equity securities. The change in other income (loss), net for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily resulted from losses on insurance contracts, an impairment of an equity method investment and net losses on foreign exchange remeasurement in the current year period.
Consolidated Income Tax Expense
Income tax expense for the three and six months ended June 30, 2022 and 2021 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily driven by $498 million of income tax expense recognized in the second quarter of 2021 related to an increase in our net deferred tax liability as a result of the enactment of tax law changes in the United Kingdom and lower income before income taxes in the current year periods, partially offset by lower tax benefits recognized on share-based compensation plans.
Consolidated Net Income (Loss) Attributable to Noncontrolling Interests
The changes in net income (loss) attributable to noncontrolling interests for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to increased losses at Universal Beijing Resort due to operations in the current year period compared to pre-opening costs in the prior year period in advance of the park’s opening in September 2021 (see Note 7).
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
Cable Communications Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue
Residential:
Broadband	$6,107	$5,717	6.8%	$12,158	$11,317	7.4%
Video	5,423	5,554	(2.4)	10,959	11,177	(2.0)
Voice	763	870	(12.3)	1,549	1,741	(11.0)
Wireless	722	556	29.8	1,399	1,069	30.9
Business services	2,424	2,202	10.1	4,820	4,369	10.3
Advertising	748	679	10.2	1,419	1,296	9.4
Other	415	425	(2.3)	839	838	0.1
Total revenue	16,601	16,002	3.7	33,142	31,807	4.2
Operating costs and expenses
Programming	3,537	3,593	(1.6)	7,165	7,263	(1.3)
Technical and product support	2,236	2,075	7.8	4,464	4,096	9.0
Customer service	572	582	(1.7)	1,153	1,184	(2.6)
Advertising, marketing and promotion	971	971	—	1,983	1,876	5.7
Franchise and other regulatory fees	408	449	(9.0)	829	950	(12.7)
Other	1,429	1,260	13.4	2,828	2,536	11.5
Total operating costs and expenses	9,153	8,929	2.5	18,422	17,904	2.9
Adjusted EBITDA	$7,448	$7,073	5.3%	$14,720	$13,903	5.9%

Customer Metrics

			Net Additions / (Losses)
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021	2022	2021
Customer relationships
Residential customer relationships	31,875	31,339	(38)	277	147	647
Business services customer relationships	2,508	2,454	10	17	19	28
Total customer relationships	34,384	33,793	(28)	294	166	675
Residential customer relationships mix
One product customers	15,123	13,477	307	480	793	1,069
Two product customers	8,282	8,562	(82)	(83)	(125)	(173)
Three or more product customers	8,471	9,299	(263)	(120)	(521)	(250)
Broadband
Residential customers	29,826	29,108	(10)	334	243	782
Business services customers	2,337	2,280	10	20	19	32
Total broadband customers	32,163	31,388	—	354	262	814
Video
Residential customers	16,513	18,225	(497)	(364)	(982)	(768)
Business services customers	631	731	(23)	(34)	(50)	(121)
Total video customers	17,144	18,956	(521)	(399)	(1,032)	(889)
Voice
Residential customers	8,497	9,412	(284)	(121)	(566)	(233)
Business services customers	1,389	1,376	(1)	13	(2)	19
Total voice customers	9,886	10,788	(286)	(108)	(568)	(214)
Wireless
Wireless lines	4,615	3,383	317	280	635	558
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

	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	%	2022	2021	%
Average monthly total revenue per customer relationship	$160.88	$158.53	1.5%	$161.03	$158.45	1.6%
Average monthly Adjusted EBITDA per customer relationship	$72.18	$70.07	3.0%	$71.52	$69.26	3.3%
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

Cable Communications Segment – Revenue
Broadband
Revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to increases in average rates and increases in the number of residential broadband customers.
Video
Revenue decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to declines in the number of residential video customers, partially offset by increases in average rates. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.
Voice
Revenue decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to declines in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increases in the number of customer lines.
Business Services
Revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to increases in average rates and customer relationships compared to the prior year periods and due to the acquisition of Masergy in October 2021.
Advertising
Revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increases in political advertising, revenue from our advanced advertising businesses and advertising at our Xumo streaming service.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to declines in the number of video subscribers, partially offset by contractual rate increases.
Technical and product support expenses increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increases in costs associated with our wireless phone service resulting from increases in device sales and the number of customers receiving the service, and the acquisition of Masergy.
Customer service expenses decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to lower labor costs as a result of reduced call volumes.
Advertising, marketing and promotion expenses were consistent for the three months ended June 30, 2022 and increased for the six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increased spending associated with attracting new customers and promoting our service offerings.
Franchise and other regulatory fees decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to decreases in regulatory costs.
Other operating costs and expenses increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to lower levels of bad debt expense in the prior year periods.
Cable Communications Segment – Operating Margin
Our operating margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management.
Our operating margin for the three and six months ended June 30, 2022 was 44.9% and 44.4%, respectively. Our operating margin for the three and six months ended June 30, 2021 was 44.2% and 43.7%, respectively.

NBCUniversal Segments Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue
Media	$5,332	$5,148	3.6%	$12,196	$10,184	19.8%
Studios	2,966	2,224	33.3	5,722	4,620	23.9
Theme Parks	1,804	1,095	64.8	3,364	1,714	96.3
Headquarters and Other	8	22	(63.9)	24	38	(35.9)
Eliminations	(664)	(534)	(24.5)	(1,566)	(1,576)	0.7
Total revenue	$9,445	$7,955	18.7%	$19,741	$14,980	31.8%
Adjusted EBITDA
Media	$1,337	$1,378	(2.9)%	$2,496	$2,851	(12.4)%
Studios	1	156	(99.5)	246	653	(62.4)
Theme Parks	632	221	186.5	1,082	159	NM
Headquarters and Other	(137)	(186)	26.3	(329)	(395)	16.8
Eliminations	23	(15)	NM	(39)	(225)	82.7
Total Adjusted EBITDA	$1,856	$1,553	19.5%	$3,457	$3,043	13.6%
Percentage changes that are considered not meaningful are denoted with NM.
Media Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue
Advertising	$2,159	$2,189	(1.3)%	$5,492	$4,282	28.2%
Distribution	2,659	2,452	8.4	5,692	4,947	15.0
Other	514	507	1.3	1,013	955	6.1
Total revenue	5,332	5,148	3.6	12,196	10,184	19.8
Operating costs and expenses
Programming and production	2,731	2,679	2.0	7,082	5,201	36.2
Other operating and administrative	972	854	13.8	1,901	1,673	13.7
Advertising, marketing and promotion	291	238	22.4	717	460	55.9
Total operating costs and expenses	3,994	3,770	5.9	9,700	7,334	32.3
Adjusted EBITDA	$1,337	$1,378	(2.9)%	$2,496	$2,851	(12.4)%
Media Segment – Revenue
Revenue increased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in distribution revenue, partially offset by lower advertising revenue. Revenue increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increases in advertising and distribution revenue, and included revenue from our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022. Excluding $1.0 billion and $0.5 billion of incremental revenue associated with our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022, respectively, Media revenue increased 5.2% for the six months ended June 30, 2022 compared to the same period in 2021.

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2022	2021	%	2022	2021	%
Advertising	$2,159	$2,189	(1.3)%	$5,492	$4,282	28.2%
Advertising, excluding Beijing Olympics and Super Bowl	2,159	2,189	(1.3)	4,338	4,282	1.3

Advertising revenue decreased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to declines in revenue at our networks, partially offset by increased revenue at Peacock. The decreases at our networks were primarily due to continued audience ratings declines and the impacts of additional sporting events in the prior year period, partially offset by higher pricing in the current year period. Advertising revenue increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to our broadcasts of the Beijing Olympics and Super Bowl. Excluding $1.2 billion of incremental revenue associated with our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022, advertising revenue increased for the six months ended June 30, 2022 due to increased revenue at Peacock, partially offset by declines in revenue at our networks.

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2022	2021	%	2021	2020	%
Distribution	$2,659	$2,452	8.4%	$5,692	$4,947	15.0%
Distribution, excluding Beijing Olympics	2,659	2,452	8.4	5,365	4,947	8.4
Distribution revenue increased for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in revenue at Peacock, as well as an increase at our networks due to contractual rate increases, partially offset by a decline in the number of subscribers. Distribution revenue increased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to our broadcast of the Beijing Olympics. Excluding $327 million of incremental revenue associated with our broadcast of the Beijing Olympics in the first quarter of 2022, distribution revenue increased for the six months ended June 30, 2022 due to an increase in revenue at Peacock, as well as an increase at our networks due to contractual rate increases, partially offset by a decline in the number of subscribers.
We expect the number of subscribers and audience ratings at our networks will continue to decline as a result of the competitive environment and shifting video consumption patterns. Revenue included $444 million and $916 million related to Peacock for the three and six months ended June 30, 2022, respectively, including amounts related to the Beijing Olympics and Super Bowl in the first quarter of 2022. Revenue included $122 million and $213 million related to Peacock for the three and six months ended June 30, 2021, respectively.
Media Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three months ended June 30, 2022 compared to the same period in 2021 due to increases in other operating and administrative costs; advertising, marketing and promotion costs; and programming and production costs. These increases were primarily due to higher costs related to Peacock. The increase in programming and production costs was partially offset by lower sports programming costs in the current year period.
Operating costs and expenses increased for the six months ended June 30, 2022 compared to the same period in 2021 due to increases in programming and production costs; advertising, marketing and promotion costs; and other operating and administrative costs. Programming and production costs increased primarily due to costs associated with our broadcasts of the Beijing Olympics and Super Bowl and higher programming costs at Peacock, partially offset by lower costs for other sports programming. Advertising, marketing and promotion costs and other operating and administrative costs increased primarily due to higher costs related to Peacock.
Operating costs and expenses included $912 million and $1.8 billion related to Peacock for the three and six months ended June 30, 2022, respectively, including amounts related to the Beijing Olympics and Super Bowl in the first quarter of 2022. Operating costs and expenses included $485 million and $853 million related to Peacock for the three and six months ended June 30, 2021, respectively. We expect to continue to incur significant costs related to additional content and marketing as we invest in the platform and attract new customers.

Studios Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue
Content licensing	$2,118	$1,781	19.0%	$4,397	$3,855	14.0%
Theatrical	550	198	177.2	718	237	202.6
Home entertainment and other	298	245	21.3	607	527	15.2
Total revenue	2,966	2,224	33.3	5,722	4,620	23.9
Operating costs and expenses
Programming and production	2,241	1,603	39.8	4,215	3,217	31.0
Other operating and administrative	193	169	13.8	403	329	22.3
Advertising, marketing and promotion	531	296	79.7	858	420	104.4
Total operating costs and expenses	2,965	2,068	43.4	5,476	3,967	38.1
Adjusted EBITDA	$1	$156	(99.5)%	$246	$653	(62.4)%
Percentage changes that are considered not meaningful are denoted with NM.
Studios Segment – Revenue
Revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to increases in theatrical and content licensing revenue. Theatrical revenue increased primarily due to an increase in the number of theatrical releases in the current year period, including Jurassic World: Dominion. The prior year periods included the release of F9 and were impacted by theater closures and theaters operating at reduced capacity as a result of COVID-19. Content licensing revenue increased primarily due to the timing of when content was made available by our television and film studios under licensing agreements, including additional sales of content as production levels returned to normal. For the six months ended June 30, 2022, this increase was partially offset by the impact of a new licensing agreement for content that became exclusively available for streaming on Peacock in the prior year period.
Studios Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increases in programming and production costs and advertising, marketing and promotion costs. Programming and production costs increased primarily due to higher costs associated with content licensing sales and theatrical releases in the current year periods. Advertising, marketing and promotion costs increased due to higher spending on current period and upcoming theatrical releases.
Theme Parks Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$1,804	$1,095	64.8%	$3,364	$1,714	96.3%
Operating costs and expenses	1,173	874	34.1	2,282	1,555	46.8
Adjusted EBITDA	$632	$221	186.5%	$1,082	$159	NM
Percentage changes that are considered not meaningful are denoted with NM.
Theme Parks Segment – Revenue
Revenue increased for the three and six months ended June 30, 2022 primarily due to improved operating conditions compared to the same periods in 2021, when each of our theme parks either operated at limited capacity or was closed as a result of COVID-19, and from the operations of Universal Beijing Resort, which opened in September 2021. In 2022, our theme parks in Orlando and Hollywood operated without capacity restrictions, and the requirement for proof of vaccination or a negative COVID-19 test previously put in place in the fourth quarter of 2021 was lifted for our theme park in Hollywood in the first quarter of 2022. Our theme park in Japan temporarily reinstated capacity restrictions during the first quarter of 2022, which were lifted by the end of that period. Our newest theme park in Beijing continues to be impacted by COVID-19 and related travel restrictions and temporarily closed in May through the end of June of 2022 when it reopened at limited capacity.

Theme Parks Segment – Operating Costs and Expenses
Expenses increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to increased operating costs at our theme parks, as compared to decreased operating costs during the temporary closures and capacity restrictions in the prior year periods, and due to operating costs associated with Universal Beijing Resort in the current year periods, which were higher than pre-opening costs in the prior year periods.
NBCUniversal Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$8	$22	(63.9)%	$24	$38	(35.9)%
Operating costs and expenses	145	208	(30.2)	353	433	(18.5)
Adjusted EBITDA	$(137)	$(186)	26.3%	$(329)	$(395)	16.8%
Expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$(664)	$(534)	24.5%	$(1,566)	$(1,576)	(0.7)%
Operating costs and expenses	(688)	(518)	32.6	(1,527)	(1,351)	13.0
Adjusted EBITDA	$23	$(15)	NM	$(39)	$(225)	(82.7)%
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
For the three and six months ended June 30, 2022, approximately 35% and 38%, respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. For the three and six months ended June 30, 2021, approximately 33% and 44% respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. Eliminations increase or decrease to the extent that additional content is made available to our other segments. Refer to Note 2 for further discussion of transactions between our segments.
Sky Segment Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Constant Currency Change(a)	Six Months Ended June 30,		Increase/ (Decrease)	Constant Currency Change(a)
(in millions)	2022	2021	%	%	2022	2021	%	%
Revenue
Direct-to-consumer	$3,680	$4,222	(12.8)%	(2.4)%	$7,564	$8,288	(8.7)%	(1.4)%
Content	265	355	(25.3)	(16.4)	561	713	(21.4)	(15.4)
Advertising	556	643	(13.5)	(3.1)	1,152	1,216	(5.3)	2.3
Total revenue	4,501	5,220	(13.8)	(3.5)	9,276	10,217	(9.2)	(1.9)
Operating costs and expenses
Programming and production	1,562	2,447	(36.2)	(28.3)	3,510	4,931	(28.8)	(22.7)
Direct network costs	638	625	2.0	13.8	1,310	1,256	4.3	11.6
Other	1,439	1,589	(9.4)	1.5	2,972	3,107	(4.3)	3.4
Total operating costs and expenses	3,639	4,660	(21.9)	(12.5)	7,791	9,294	(16.2)	(9.3)
Adjusted EBITDA	$863	$560	54.1%	70.7%	$1,485	$924	60.8%	70.9%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.

Customer Metrics

			Net Additions / (Losses)
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021	2022	2021
Total customer relationships	22,666	23,198	(255)	(248)	(361)	(26)
Customer metrics are presented based on actual amounts. Customer relationships represent the number of residential customers that subscribe to at least one of Sky’s four primary services of video, broadband, voice and wireless phone service. Sky reports business customers, including hotels, bars, workplaces and restaurants, generally based on the number of locations receiving our services.

	Three Months Ended June 30,		Increase/ (Decrease)	Constant Currency Change(a)	Six Months Ended June 30,		Increase/ (Decrease)	Constant Currency Change(a)
	2022	2021	%	%	2022	2021	%	%
Average monthly direct-to-consumer revenue per customer relationship	$53.81	$60.35	(10.8)%	(0.1)%	$55.18	$59.50	(7.3)%	0.2%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
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
Sky Segment – Revenue
Direct-to-Consumer
Revenue decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021. Excluding the impact of foreign currency, revenue decreased for the three and six months ended June 30, 2022 compared with the prior year periods primarily due to decreases in customer relationships, while average revenue per customer relationship was consistent. The decreases in customer relationships were primarily driven by declines in Italy, partially offset by increases in the United Kingdom compared to the prior year period. Average revenue per customer relationship for the three and six months ended June 30, 2022 compared to the same periods in 2021 reflected the impacts of COVID-19 on business customers in the United Kingdom in the prior year periods, partially offset by declines in average rates in Italy and Germany. The decline in customer relationships and average revenue per customer relationship in Italy included the effects of the reduced broadcast rights for Serie A, which we had held through the end of the 2020-21 season. Beginning with the 2021-22 season in the third quarter of 2021 and through the 2023-24 season, we have nonexclusive broadcast rights to fewer matches, which has resulted and we expect will continue to result in declines in revenue in Italy in 2022.
Content
Revenue decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021. Excluding the impact of foreign currency, revenue decreased primarily due to lower sports programming licensing revenue driven by changes in licensing agreements in Italy and Germany.
Advertising
Revenue decreased for the three months ended June 30, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, revenue decreased primarily as a result of decreased advertising revenue associated with Serie A, partially offset by an increase in advertising revenue in the United Kingdom.
Revenue decreased for the six months ended June 30, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, revenue increased primarily as a result of an overall market improvement in the United Kingdom compared to the prior year periods, partially offset by decreased advertising revenue associated with Serie A.
Sky Segment – Operating Costs and Expenses
Programming and production costs decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021. Excluding the impact of foreign currency, programming and production costs decreased for the three and six months ended June 30, 2022 primarily reflecting lower costs associated with Serie A in Italy as a result of the reduced broadcast rights and lower costs associated with other sports contracts in Germany in the current year period, as well as the timing of recognition of costs related to sporting events.

Direct network costs increased for the three and six months ended June 30, 2022 compared to the same periods in 2021. Excluding the impact of foreign currency, direct network costs increased primarily due to an increase in costs associated with Sky’s broadband and wireless phone services as a result of increases in the number of customers receiving these services.
Other expenses decreased for the three and six months ended June 30, 2022 compared to the same periods in 2021. Excluding the impact of foreign currency, other expenses increased for the three and six months ended June 30, 2022 primarily due to higher administrative costs.
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$164	$92	77.4%	$402	$181	122.1%
Operating costs and expenses	468	353	32.5	968	722	34.0
Adjusted EBITDA	$(304)	$(261)	(16.6)%	$(566)	$(541)	(4.5)%
Corporate and other primarily includes overhead and personnel costs, the results of other business initiatives and Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania. Other business initiatives primarily include costs associated with Sky Glass smart televisions and the related hardware sales and beginning in the end of the second quarter of 2022, the operations of our streaming platform joint venture with Charter Communications. This consolidated joint venture, which was formed in June 2022, is focused on developing and offering a streaming platform on a variety of devices, including XClass TV smart televisions, and also operates the Xumo streaming service.
Revenue increased for the three and six months ended June 30, 2022 primarily due to sales of Sky Glass smart televisions. The increase for the six months ended June 30, 2022 also included increases at Comcast Spectacor as a result of the impacts of COVID-19 in the prior year periods.
Expenses increased for the three and six months ended June 30, 2022 primarily due to costs related to Sky Glass. We expect to continue to incur increased costs in 2022 related to the launches of Sky Glass and our streaming platform joint venture.
Eliminations

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$(696)	$(723)	(3.8)%	$(1,535)	$(1,434)	7.1%
Operating costs and expenses	(659)	(725)	(9.1)	(1,417)	(1,445)	(1.9)
Adjusted EBITDA	$(36)	$2	NM	$(119)	$11	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between Cable Communications, NBCUniversal, Sky and other businesses. Eliminations of transactions between NBCUniversal segments are presented separately. Amounts for the six months ended June 30, 2022 reflect an increase in eliminations associated with the Beijing Olympics. Refer to Note 2 for a description of transactions between our segments.

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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income attributable to Comcast Corporation	$3,396	$3,738	$6,945	$7,067
Net income (loss) attributable to noncontrolling interests	(155)	(108)	(227)	(145)
Income tax expense	1,261	2,000	2,548	3,119
Investment and other (income) loss, net	897	(1,216)	709	(1,607)
Interest expense	968	1,093	1,962	2,112
Depreciation	2,162	2,113	4,375	4,231
Amortization	1,306	1,270	2,641	2,514
Adjustments(a)	(9)	36	24	48
Adjusted EBITDA	$9,827	$8,927	$18,977	$17,339
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

Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended June 30,			Six Months Ended June 30,
	Actual	Constant Currency	Constant Currency Change	Actual	Constant Currency	Constant Currency Change
(in millions, except per customer data)	2022	2021	%	2022	2021	%
Revenue
Direct-to-consumer	$3,680	$3,771	(2.4)%	$7,564	$7,672	(1.4)%
Content	265	318	(16.4)	561	662	(15.4)
Advertising	556	574	(3.1)	1,152	1,126	2.3
Total revenue	4,501	4,662	(3.5)	9,276	9,460	(1.9)
Operating costs and expenses
Programming and production	1,562	2,178	(28.3)	3,510	4,543	(22.7)
Direct network costs	638	561	13.8	1,310	1,173	11.6
Other	1,439	1,418	1.5	2,972	2,875	3.4
Total operating costs and expenses	3,639	4,157	(12.5)	7,791	8,591	(9.3)
Adjusted EBITDA	$863	$505	70.7%	$1,485	$869	70.9%
Average monthly direct-to-consumer revenue per customer relationship	$53.81	$53.89	(0.1)%	$55.18	$55.08	0.2%
Liquidity and Capital Resources

	Six Months Ended June 30,
(in millions)	2022	2021
Cash provided by operating activities	$13,584	$15,357
Cash used in investing activities	$(6,792)	$(5,631)
Cash used in financing activities	$(8,636)	$(9,064)

(in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$6,822	$8,711
Short-term and long-term debt	$93,542	$94,850
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of June 30, 2022, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion.

Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30,
(in millions)	2022	2021
Operating income	$11,936	$10,546
Depreciation and amortization	7,016	6,745
Noncash share-based compensation	675	711
Changes in operating assets and liabilities	(1,715)	892
Payments of interest	(1,644)	(1,909)
Payments of income taxes	(2,841)	(1,832)
Proceeds from investments and other	155	204
Net cash provided by operating activities	$13,584	$15,357
The variance in changes in operating assets and liabilities for the six months ended June 30, 2022 compared to the same period in 2021 was primarily related to the timing of amortization and related payments for our film and television costs, including the return to normal production levels and the timing of sporting events, decreases in deferred revenue, which included the impacts of our broadcast of the Beijing Olympics, increases in accounts receivable, and the timing of administrative costs.
The decrease in payments of interest for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to a decrease in average debt outstanding in the current year period and cash proceeds from the settlement of interest rate swaps related to the collateralized obligation.
The increase in payments of income taxes for the six months ended June 30, 2022 compared to the same period in 2021 was due to higher taxable income and payments related to the preceding tax year.
The decrease in proceeds from investments and other for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to decreased cash distributions received from equity method investments.
Investing Activities
Net cash used in investing activities increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily reflecting purchases of short-term investments in the current year period (see Note 7) and increased capital expenditures and cash paid for intangible assets related to software development. These increases were partially offset by decreased cash paid related to the construction of Universal Beijing Resort in the current year period and cash paid for the acquisition of a business in the prior year period. Capital expenditures, which is our most significant recurring investing activity, increased for the six months ended June 30, 2022 compared to the same period in 2021, primarily reflecting increased spending at Theme Parks related to the development of the Epic Universe theme park in Orlando, and at Cable Communications due to increased spending on line extensions and scalable infrastructure, partially offset by decreased spending on customer premise equipment and support capital. These increases were partially offset by decreased spending at Sky primarily related to customer premise equipment.
In 2022, we formed the SkyShowtime joint venture with Paramount Global. The new direct-to-consumer streaming service is expected to be made available in select European markets starting in 2022, and the partners have committed to a multiyear funding plan that began in 2022.
Financing Activities
Net cash used in financing activities decreased for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to repurchases and repayments of debt in the prior year period partially offset by increases in repurchases of common stock under our share repurchase program and employee plans in the current year. Other financing activities included initial contributions related to our streaming joint venture with Charter Communications received in the current year period under a multiyear funding plan and payments related to the redemption of NBCUniversal Enterprise redeemable subsidiary preferred stock presented in the prior year period.
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
Share Repurchases and Dividends
In the second quarter of 2021, we restarted our share repurchase program, which had been paused since the beginning of 2019. In January 2022, our Board of Directors increased our share repurchase program authorization to $10 billion. During the six months ended June 30, 2022, we repurchased a total of 133.4 million shares of our Class A common stock for $6.0 billion. Under the authorization, which does not have an expiration date, we expect to repurchase additional shares during the remainder of 2022, which may be in the open market or in private transactions.
In addition, we paid $288 million for the six months ended June 30, 2022 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2022, our Board of Directors approved an 8% increase in our dividend to $1.08 per share on an annualized basis. On April 27, 2022, we paid dividends of $1.2 billion. In May 2022, our Board of Directors approved our second quarter dividend of $0.27 per share, which was paid in July 2022. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
Debt and Guarantee Structure

(in billions)	June 30, 2022	December 31, 2021
Debt Subject to Cross-Guarantees
Comcast	$85.1	$85.9
Comcast Cable(a)	2.0	2.1
NBCUniversal(a)	1.6	1.6
	88.7	89.6
Debt Subject to One-Way Guarantees
Sky	6.0	6.3
Other(a)	0.1	0.1
	6.1	6.5
Debt Not Guaranteed
Universal Beijing Resort(b)	3.5	3.6
Other	1.3	1.2
	4.8	4.7
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.1)	(6.0)
Total debt	$93.5	$94.8
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
As of June 30, 2022 and December 31, 2021, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $126 billion for both periods and noncurrent notes receivable from non-guarantor subsidiaries of $28 billion and $30 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of June 30, 2022 and December 31, 2021, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $97 billion and $96 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $27 billion and $29 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2021 Annual Report on Form 10-K and there have been no material changes to this information.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast's common stock repurchases during the three months ended June 30, 2022.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
April 1-30, 2022	23,345,987	$45.76	23,345,987	$1,068,203,112	$5,931,796,908
May 1-31, 2022	16,756,313	$40.70	16,756,313	$681,909,013	$5,249,887,895
June 1-30, 2022	30,744,187	$40.65	30,744,187	$1,249,888,060	$3,999,999,835
Total	70,846,487	$42.35	70,846,487	$3,000,000,186	$3,999,999,835
(a)Effective January 1, 2022, our Board of Directors increased our share repurchase program authorization to $10 billion. Under the authorization, which does not have an expiration date, we expect to repurchase additional shares, which may be in the open market or in private transactions.
The total number of shares purchased during the three months ended June 30, 2022 does not include any shares received in the administration of employee share-based compensation plans as there were none received during the period.
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Employment Agreement between Comcast Corporation and Dana Strong, dated as of January 1, 2021.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22 to Comcast's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2022, filed with the Securities and Exchange Commission on July 28, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document).
*Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: July 28, 2022