Form 10-Q
period 2022-09-30
COMCAST CORP
filed 2022-10-27
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of September 30, 2022, there were 4,313,964,319 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2022. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenue	$29,849	$30,298	$90,874	$86,049
Costs and Expenses:
Programming and production	8,949	10,395	28,406	28,570
Other operating and administrative	9,344	8,981	27,701	25,799
Advertising, marketing and promotion	2,066	1,995	6,324	5,462
Depreciation	2,150	2,177	6,525	6,407
Amortization	1,183	1,301	3,824	3,815
Goodwill and long-lived asset impairments	8,583	—	8,583	—
Total costs and expenses	32,274	24,848	81,363	70,053
Operating income (loss)	(2,425)	5,450	9,511	15,996
Interest expense	(960)	(1,050)	(2,922)	(3,161)
Investment and other income (loss), net	(266)	766	(975)	2,374
Income (loss) before income taxes	(3,652)	5,166	5,614	15,208
Income tax expense	(1,014)	(1,235)	(3,562)	(4,354)
Net income (loss)	(4,665)	3,931	2,052	10,854
Less: Net income (loss) attributable to noncontrolling interests	(68)	(104)	(295)	(249)
Net income (loss) attributable to Comcast Corporation	$(4,598)	$4,035	$2,347	$11,102
Basic earnings (loss) per common share attributable to Comcast Corporation shareholders	$(1.05)	$0.88	$0.53	$2.42
Diluted earnings (loss) per common share attributable to Comcast Corporation shareholders	$(1.05)	$0.86	$0.52	$2.38
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$(4,665)	$3,931	$2,052	$10,854
Currency translation adjustments, net of deferred taxes of $15, $231, $304 and $122	(2,464)	(692)	(6,337)	(666)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $4, $1, $(34) and $(16)	108	46	401	151
Realized (gains) losses reclassified to net income, net of deferred taxes of $(10), $(7), $(26) and $(7)	(56)	(9)	(118)	(5)
Employee benefit obligations and other, net of deferred taxes of $9, $2, $14 and $7	(29)	(8)	(50)	(25)
Comprehensive income (loss)	(7,106)	3,268	(4,053)	10,309
Less: Net income (loss) attributable to noncontrolling interests	(68)	(104)	(295)	(249)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(56)	2	(68)	11
Comprehensive income (loss) attributable to Comcast Corporation	$(6,983)	$3,370	$(3,689)	$10,546
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating Activities
Net income	$2,052	$10,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,349	10,222
Goodwill and long-lived asset impairments	8,583	—
Share-based compensation	989	1,019
Noncash interest expense (income), net	234	287
Net (gain) loss on investment activity and other	1,172	(1,953)
Deferred income taxes	(326)	2,087
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(574)	(720)
Film and television costs, net	(753)	(541)
Accounts payable and accrued expenses related to trade creditors	152	667
Other operating assets and liabilities	(1,347)	(465)
Net cash provided by operating activities	20,530	21,457
Investing Activities
Capital expenditures	(7,062)	(6,146)
Cash paid for intangible assets	(2,152)	(2,006)
Construction of Universal Beijing Resort	(221)	(825)
Acquisitions, net of cash acquired	(1)	(167)
Proceeds from sales of businesses and investments	1,197	500
Purchases of investments	(2,089)	(122)
Other	170	359
Net cash provided by (used in) investing activities	(10,158)	(8,406)
Financing Activities
Proceeds from borrowings	166	2,515
Repurchases and repayments of debt	(301)	(9,041)
Repurchases of common stock under repurchase program and employee plans	(9,813)	(2,617)
Dividends paid	(3,571)	(3,387)
Other	219	(416)
Net cash provided by (used in) financing activities	(13,299)	(12,946)
Impact of foreign currency on cash, cash equivalents and restricted cash	(122)	(15)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,049)	90
Cash, cash equivalents and restricted cash, beginning of period	8,778	11,768
Cash, cash equivalents and restricted cash, end of period	$5,729	$11,858
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$5,695	$8,711
Receivables, net	11,918	12,008
Other current assets	5,803	4,088
Total current assets	23,416	24,807
Film and television costs	12,685	12,806
Investments	7,318	8,082
Investment securing collateralized obligation	539	605
Property and equipment, net of accumulated depreciation of $56,638 and $55,611	53,555	54,047
Goodwill	56,414	70,189
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $25,446 and $23,545	28,604	33,580
Other noncurrent assets, net	12,411	12,424
Total assets	$254,308	$275,905
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$12,241	$12,455
Accrued participations and residuals	1,725	1,822
Deferred revenue	2,757	3,040
Accrued expenses and other current liabilities	9,229	9,899
Current portion of long-term debt	2,047	2,132
Total current liabilities	27,999	29,348
Long-term debt, less current portion	90,404	92,718
Collateralized obligation	5,172	5,170
Deferred income taxes	29,102	30,041
Other noncurrent liabilities	20,288	20,620
Commitments and contingencies
Redeemable noncontrolling interests	409	519
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,186,755,347 and 5,396,576,978; outstanding, 4,313,964,319 and 4,523,785,950	52	54
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,775	40,173
Retained earnings	52,541	61,902
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(4,555)	1,480
Total Comcast Corporation shareholders’ equity	80,296	96,092
Noncontrolling interests	637	1,398
Total equity	80,933	97,490
Total liabilities and equity	$254,308	$275,905
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Redeemable Noncontrolling Interests
Balance, beginning of period	$513	$530	$519	$1,280
Redemption of subsidiary preferred stock	—	—	—	(725)
Contributions from (distributions to) noncontrolling interests, net	(31)	(19)	(64)	(59)
Other	(80)	—	(80)	(10)
Net income (loss)	7	9	34	33
Balance, end of period	$409	$520	$409	$520

Class A Common Stock
Balance, beginning of period	$53	$55	$54	$54
Issuances (repurchases) of common stock under repurchase program and employee plans	(1)	—	(2)	—
Balance, end of period	$52	$54	$52	$54

Additional Paid-In Capital
Balance, beginning of period	$39,852	$40,046	$40,173	$39,464
Stock compensation plans	245	233	767	802
Repurchases of common stock under repurchase program and employee plans	(637)	(209)	(1,713)	(340)
Employee stock purchase plans	63	62	213	201
Other	252	2	335	7
Balance, end of period	$39,775	$40,134	$39,775	$40,134

Retained Earnings
Balance, beginning of period	$61,209	$60,359	$61,902	$56,438
Repurchases of common stock under repurchase program and employee plans	(2,890)	(1,458)	(8,100)	(2,290)
Dividends declared	(1,179)	(1,153)	(3,607)	(3,470)
Other	(2)	—	(1)	4
Net income (loss)	(4,598)	4,035	2,347	11,102
Balance, end of period	$52,541	$61,783	$52,541	$61,783

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(2,170)	$1,992	$1,480	$1,884
Other comprehensive income (loss)	(2,385)	(664)	(6,035)	(556)
Balance, end of period	$(4,555)	$1,328	$(4,555)	$1,328

Noncontrolling Interests
Balance, beginning of period	$1,132	$1,581	$1,398	$1,415
Other comprehensive income (loss)	(56)	2	(68)	11
Contributions from (distributions to) noncontrolling interests, net	(86)	55	(86)	379
Other	(278)	(2)	(277)	—
Net income (loss)	(75)	(112)	(329)	(282)
Balance, end of period	$637	$1,524	$637	$1,524
Total equity	$80,933	$97,306	$80,933	$97,306
Cash dividends declared per common share	$0.27	$0.25	$0.81	$0.75
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2021 Annual Report on Form 10-K and the notes within this Quarterly Report on Form 10-Q.
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

Comcast Corporation

	Three Months Ended September 30, 2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$16,539	$7,452	$1,945	$2,021	$369
NBCUniversal
Media	5,230	583	198	25	63
Studios	3,163	537	11	1	4
Theme Parks	2,064	819	266	450	15
Headquarters and Other	22	(199)	121	137	46
Eliminations(a)	(909)	(59)	—	—	—
NBCUniversal	9,570	1,681	596	614	129
Sky(c)	4,253	701	722	96	183
Corporate and Other	147	(378)	70	59	87
Eliminations(a)	(660)	26	—	—	—
Comcast Consolidated	$29,849	$9,482	$3,333	$2,791	$769

	Three Months Ended September 30, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$16,115	$7,069	$1,965	$1,673	$370
NBCUniversal
Media	6,770	997	248	20	38
Studios	2,407	179	14	1	3
Theme Parks	1,449	434	213	122	8
Headquarters and Other	28	(248)	115	87	36
Eliminations(a)	(654)	(12)	—	—	—
NBCUniversal	10,001	1,349	591	229	85
Sky	4,988	971	884	160	221
Corporate and Other	65	(335)	38	80	48
Eliminations(a)	(871)	(98)	—	—	—
Comcast Consolidated	$30,298	$8,957	$3,477	$2,142	$723

	Nine Months Ended September 30, 2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$49,680	$22,172	$5,850	$5,164	$1,113
NBCUniversal
Media	17,427	3,080	698	59	152
Studios	8,885	783	34	3	12
Theme Parks	5,428	1,902	814	990	30
Headquarters and Other	46	(528)	363	331	122
Eliminations(a)	(2,474)	(98)	—	—	—
NBCUniversal	29,311	5,138	1,909	1,383	315
Sky(c)	13,529	2,185	2,402	373	506
Corporate and Other	549	(944)	188	141	219
Eliminations(a)	(2,196)	(93)	—	—	—
Comcast Consolidated	$90,874	$28,459	$10,349	$7,062	$2,152

Comcast Corporation

	Nine Months Ended September 30, 2021
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Depreciation and Amortization	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications	$47,922	$20,972	$5,845	$4,739	$1,022
NBCUniversal
Media	16,955	3,847	749	49	112
Studios	7,027	833	39	2	9
Theme Parks	3,163	593	615	348	23
Headquarters and Other	65	(643)	356	184	93
Eliminations(a)	(2,230)	(238)	—	—	—
NBCUniversal	24,981	4,392	1,759	584	238
Sky	15,205	1,895	2,524	615	633
Corporate and Other	246	(876)	95	208	113
Eliminations(a)	(2,304)	(87)	—	—	—
Comcast Consolidated	$86,049	$26,297	$10,222	$6,146	$2,006
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cable Communications	$55	$69	$172	$162
NBCUniversal
Media	514	714	1,705	1,799
Studios	946	682	2,617	2,357
Theme Parks	—	—	1	1
Headquarters and Other	16	23	34	52
Sky	5	3	13	26
Corporate and Other	34	32	127	137
Total intersegment revenue	$1,569	$1,525	$4,670	$4,535
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Adjusted EBITDA	$9,482	$8,957	$28,459	$26,297
Adjustments	9	(30)	(15)	(79)
Depreciation	(2,150)	(2,177)	(6,525)	(6,407)
Amortization	(1,183)	(1,301)	(3,824)	(3,815)
Goodwill and long-lived asset impairments	(8,583)	—	(8,583)	—
Interest expense	(960)	(1,050)	(2,922)	(3,161)
Investment and other income (loss), net	(266)	766	(975)	2,374
Income (loss) before income taxes	$(3,652)	$5,166	$5,614	$15,208
Adjustments represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio, and Sky transaction-related costs in 2021.
(c) Refer to Note 8 for discussion of impairment charges related to goodwill and long-lived assets in our Sky segment.

Comcast Corporation
Note 3: Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Residential:
Broadband	$6,135	$5,801	$18,292	$17,118
Video	5,255	5,499	16,214	16,676
Voice	745	851	2,293	2,592
Wireless	789	603	2,188	1,672
Business services	2,436	2,227	7,256	6,597
Advertising	756	705	2,174	2,002
Other	423	427	1,263	1,265
Total Cable Communications	16,539	16,115	49,680	47,922

Advertising	2,111	3,255	7,603	7,537
Distribution	2,578	2,987	8,270	7,934
Other	541	528	1,554	1,483
Total Media	5,230	6,770	17,427	16,955

Content licensing	2,134	1,827	6,531	5,683
Theatrical	673	307	1,391	544
Home entertainment and other	356	273	963	801
Total Studios	3,163	2,407	8,885	7,027

Total Theme Parks	2,064	1,449	5,428	3,163
Headquarters and Other	22	28	46	65
Eliminations(a)	(909)	(654)	(2,474)	(2,230)
Total NBCUniversal	9,570	10,001	29,311	24,981

Direct-to-consumer	3,510	4,127	11,073	12,415
Content	273	300	833	1,013
Advertising	471	561	1,623	1,777
Total Sky	4,253	4,988	13,529	15,205

Corporate and Other	147	65	549	246
Eliminations(a)	(660)	(871)	(2,196)	(2,304)
Total revenue	$29,849	$30,298	$90,874	$86,049
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

(in millions)	September 30, 2022	December 31, 2021
Receivables, gross	$12,609	$12,666
Less: Allowance for doubtful accounts	691	658
Receivables, net	$11,918	$12,008

(in millions)	September 30, 2022	December 31, 2021
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,750	$1,632
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)	$1,054	$1,094
Noncurrent deferred revenue (included in other noncurrent liabilities)	$701	$695

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Video distribution programming	$3,242	$3,337	$9,955	$10,267
Film and television content:
Owned(a)	2,538	2,215	7,965	6,406
Licensed, including sports rights	2,867	4,536	9,569	11,028
Other	303	307	918	868
Total programming and production costs	$8,949	$10,395	$28,406	$28,570
(a) Amount includes amortization of owned content of $2.0 billion and $6.3 billion for the three and nine months ended September 30, 2022, respectively, and $1.9 billion and $5.3 billion for the three and nine months ended September 30, 2021, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	September 30, 2022	December 31, 2021
Owned:
Released, less amortization	$4,209	$3,726
Completed, not released	195	536
In production and in development	3,234	2,732
	7,638	6,994
Licensed, including sports advances	5,048	5,811
Film and television costs	$12,685	$12,806
Note 5: Long-Term Debt
As of September 30, 2022, our debt had a carrying value of $92.5 billion and an estimated fair value of $82.1 billion. As of December 31, 2021, our debt had a carrying value of $94.8 billion and an estimated fair value of $109.3 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Note 6: Significant Transactions
Acquisitions
In October 2021, we acquired Masergy, a provider of software-defined networking and cloud platforms for global enterprises, for total cash consideration of $1.2 billion. The acquisition accelerates our growth in serving large and mid-sized companies, particularly U.S.-based organizations with multi-site global enterprises. Masergy’s results of operations are included in our consolidated results of operations since the acquisition date and are reported in our Cable Communications segment. We have recorded Masergy’s assets and liabilities at their estimated fair values with $845 million recorded to goodwill and the remainder primarily attributed to software and customer relationship intangible assets. The acquisition was not material to our consolidated results of operations.

Comcast Corporation
Note 7: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Equity in net income (losses) of investees, net	$(242)	$602	$(523)	$1,696
Realized and unrealized gains (losses) on equity securities, net	(2)	106	(207)	532
Other income (loss), net	(21)	59	(245)	146
Investment and other income (loss), net	$(266)	$766	$(975)	$2,374
The amount of unrealized gains (losses), net recognized in the three months ended September 30, 2022 and 2021 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period were $(43) million and $(165) million, respectively. The amount of unrealized gains (losses), net recognized in the nine months ended September 30, 2022 and 2021 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period were $(283) million and $91 million, respectively.
Investments

(in millions)	September 30, 2022	December 31, 2021
Equity method	$5,487	$6,111
Marketable equity securities	143	406
Nonmarketable equity securities	1,704	1,735
Other investments	1,645	803
Total investments	8,979	9,055
Less: Current investments	1,122	368
Less: Investment securing collateralized obligation	539	605
Noncurrent investments	$7,318	$8,082
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statement of cash flows in the nine months ended September 30, 2022 and 2021 was $114 million and $298 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the nine months ended September 30, 2022 and 2021, we made cash capital contributions to Atairos totaling $39 million and $36 million, respectively. As of September 30, 2022 and December 31, 2021, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $4.3 billion and $4.7 billion, respectively. As of September 30, 2022, our remaining unfunded capital commitment was $1.5 billion.
Hulu and Collateralized Obligation
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of September 30, 2022 and December 31, 2021, the carrying value and estimated fair value of our collateralized obligation were $5.2 billion. The estimated fair value was based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method, and as a result, is less than its fair value.

Comcast Corporation
Other Investments
Other investments also includes investments in certain short-term instruments with maturities over three months when purchased, such as commercial paper, certificates of deposit and U.S. government obligations, which are generally accounted for at amortized cost. These short-term instruments totaled $977 million as of September 30, 2022 and there were no such investments as of December 31, 2021. The carrying amounts of these investments approximate their fair values, which are primarily based on Level 2 inputs that use interest rates for instruments with similar terms and remaining maturities.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”), which opened in September 2021. Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of September 30, 2022, Universal Beijing Resort had $3.3 billion of debt outstanding, including $3.0 billion principal amount of a term loan outstanding under the debt financing agreement.
As of September 30, 2022, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $8.1 billion and $7.2 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 8: Goodwill and Intangible Assets
Goodwill by Segment

		NBCUniversal
(in millions)	Cable Communications	Media	Studios	Theme Parks	Sky	Corporate and Other	Total
Balance, December 31, 2021	$16,192	$14,700	$3,672	$6,429	$29,196	$—	$70,189
Impairment	—	—	—	—	(8,098)	—	(8,098)
Foreign currency translation and other	(146)	(93)	(11)	(1,116)	(4,341)	30	(5,677)
Balance, September 30, 2022	$16,046	$14,607	$3,661	$5,313	$16,757	$30	$56,414
We assess the recoverability of our goodwill annually as of July 1, and as a result, in the third quarter of 2022, we recorded a goodwill impairment of $8.1 billion in our Sky reporting unit. The fair value of the reporting unit was estimated using a discounted cash flow analysis. When performing this analysis, we also considered multiples of earnings from comparable public companies and recent market transactions. The decline in fair value primarily resulted from an increased discount rate and reduced estimated future cash flows as a result of macroeconomic conditions in the Sky territories. In connection with this assessment, in the third quarter of 2022, we also recorded impairments of intangible assets related to our Sky segment, which primarily related to customer relationship assets. These impairments totaled $485 million and are presented in goodwill and long-lived asset impairments in the consolidated statement of income.
Note 9: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Weighted-average number of common shares outstanding – basic	4,377	4,588	4,449	4,593
Effect of dilutive securities	—	77	29	75
Weighted-average number of common shares outstanding – diluted	4,377	4,665	4,477	4,668
Antidilutive securities	288	37	156	33
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. There are no potentially dilutive shares included for the three months ended September 30, 2022 because their effect would be antidilutive as a result of the loss for the period. Antidilutive securities represent the number of potential common shares related to share-based compensation awards that were excluded from diluted EPS because their effect would have been antidilutive.

Comcast Corporation
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2022	December 31, 2021
Cumulative translation adjustments	$(5,149)	$1,119
Deferred gains (losses) on cash flow hedges	387	104
Unrecognized gains (losses) on employee benefit obligations and other	207	257
Accumulated other comprehensive income (loss), net of deferred taxes	$(4,555)	$1,480
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
Recognized Share-Based Compensation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Restricted share units	$172	$167	$531	$560
Stock options	74	70	240	248
Employee stock purchase plans	10	9	31	29
Total	$256	$246	$802	$837
As of September 30, 2022, we had unrecognized pretax compensation expense of $1.5 billion and $691 million related to nonvested RSUs and nonvested stock options, respectively.
Note 10: Supplemental Financial Information
Income Taxes
In the third quarter of 2022, a state tax law change was enacted that resulted in a decrease to our net deferred tax liabilities of $286 million, with a corresponding decrease in income tax expense. In the second quarter of 2021, tax law changes were enacted in the United Kingdom that resulted in an increase to our net deferred tax liabilities of $498 million, with a corresponding increase in income tax expense. The goodwill impairment in the third quarter of 2022 (see Note 8) was primarily not deductible for tax purposes.
Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30,
(in millions)	2022	2021
Interest	$2,341	$2,943
Income taxes	$4,022	$2,201
Noncash Activities
During the nine months ended September 30, 2022:
•we acquired $2.2 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.27 per common share paid in October 2022

Comcast Corporation
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

(in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$5,695	$8,711
Restricted cash included in other current assets	22	56
Restricted cash included in other noncurrent assets, net	13	12
Cash, cash equivalents and restricted cash, end of period	$5,729	$8,778
Note 11: Commitments and Contingencies
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
COVID-19 has impacted our businesses in a number of ways, affecting the comparability of periods included in this report. The most significant continuing impacts have resulted from temporary restrictions and closures at our international theme parks. The continuing effects of COVID-19, in addition to worsening U.S., European and global economic conditions and consumer sentiment, may adversely impact demand for our products and services, including advertising, and our results of operations over the near to medium term. In addition, changes in foreign currency exchange rates have impacted our results of operations in our Sky and Theme Parks segments as a result of the strengthening of the U.S. dollar.
Consolidated Operating Results

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions, except per share data)	2022	2021	%	2022	2021	%
Revenue	$29,849	$30,298	(1.5)%	$90,874	$86,049	5.6%
Costs and Expenses:
Programming and production	8,949	10,395	(13.9)	28,406	28,570	(0.6)
Other operating and administrative	9,344	8,981	4.0	27,701	25,799	7.4
Advertising, marketing and promotion	2,066	1,995	3.5	6,324	5,462	15.8
Depreciation	2,150	2,177	(1.2)	6,525	6,407	1.8
Amortization	1,183	1,301	(9.1)	3,824	3,815	0.2
Goodwill and long-lived asset impairments	8,583	—	NM	8,583	—	NM
Total costs and expenses	32,274	24,848	29.9	81,363	70,053	16.1
Operating income (loss)	(2,425)	5,450	NM	9,511	15,996	(40.5)
Interest expense	(960)	(1,050)	(8.5)	(2,922)	(3,161)	(7.6)
Investment and other income (loss), net	(266)	766	NM	(975)	2,374	NM
Income (loss) before income taxes	(3,652)	5,166	NM	5,614	15,208	(63.1)
Income tax expense	(1,014)	(1,235)	(17.9)	(3,562)	(4,354)	(18.2)
Net income (loss)	(4,665)	3,931	NM	2,052	10,854	(81.1)
Less: Net income (loss) attributable to noncontrolling interests	(68)	(104)	(34.7)	(295)	(249)	18.8
Net income (loss) attributable to Comcast Corporation	$(4,598)	$4,035	NM	$2,347	$11,102	(78.9)%
Basic earnings (loss) per common share attributable to Comcast Corporation shareholders	$(1.05)	$0.88	NM	$0.53	$2.42	(78.1)%
Diluted earnings (loss) per common share attributable to Comcast Corporation shareholders	$(1.05)	$0.86	NM	$0.52	$2.38	(78.2)%

Adjusted EBITDA(a)	$9,482	$8,957	5.9%	$28,459	$26,297	8.2%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 27 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated Revenue
Consolidated revenue decreased for the three months ended September 30, 2022, driven by Media and Sky, partially offset by increases in revenue in Studios, Theme Parks and Cable Communications. Consolidated revenue increased for the nine months ended September 30, 2022, driven by Theme Parks, Studios, Cable Communications and Media, partially offset by decreases in revenue in Sky.
Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated Costs and Expenses
Consolidated operating costs and expenses, which is comprised of total costs and expenses excluding depreciation expense, amortization expense and goodwill and long-lived assets impairments, decreased for the three months ended September 30, 2022, driven by Media and Sky, partially offset by increases in operating costs and expenses in Studios, Theme Parks and Cable Communications. Consolidated operating costs and expenses increased for the nine months ended September 30, 2022, driven by Studios, Media, Theme Parks and Cable Communications, partially offset by decreases in operating costs and expenses in Sky.
Operating costs and expenses for our segments and our corporate operations, business development initiatives and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated Depreciation and Amortization Expense

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Cable Communications	$1,945	$1,965	(1.0)%	$5,850	$5,845	0.1%
NBCUniversal	596	591	0.8	1,909	1,759	8.5
Sky	722	884	(18.3)	2,402	2,524	(4.8)
Corporate and Other	70	38	85.4	188	95	97.8
Comcast Consolidated	$3,333	$3,477	(4.2)%	$10,349	$10,222	1.2%
Depreciation and amortization expense decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the impact of foreign currency at Sky. Depreciation and amortization expense increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increased depreciation at NBCUniversal driven by the opening of Universal Beijing Resort, increased amortization of software at Sky and increased depreciation and amortization related to other business initiatives, partially offset by the impact of foreign currency at Sky.
Amortization expense from acquisition-related intangible assets totaled $517 million and $1.7 billion for the three and nine months ended September 30, 2022, respectively. Amortization expense from acquisition-related intangible assets totaled $603 million and $1.8 billion for the three and nine months ended September 30, 2021, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in the fourth quarter of 2018 and the NBCUniversal transaction in 2011.
Consolidated Goodwill and Long-lived Asset Impairments
Goodwill and long-lived asset impairments included charges related to our Sky segment totaling $8.6 billion for the three and nine months ended September 30, 2022 recognized in connection with our annual impairment assessment. The impairments primarily reflected an increased discount rate and reduced estimated future cash flows as a result of macroeconomic conditions in Sky’s territories. See “Critical Accounting Judgments and Estimates” and Note 8 for further discussion.
Consolidated Interest Expense
Interest expense decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease in average debt outstanding in the current year period. Interest expense decreased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease in average debt outstanding in the current year period and a $78 million charge recorded in the prior year period related to the early redemption of senior notes due 2024.

Consolidated Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Equity in net income (losses) of investees, net	$(242)	$602	$(523)	$1,696
Realized and unrealized gains (losses) on equity securities, net	(2)	106	(207)	532
Other income (loss), net	(21)	59	(245)	146
Total investment and other income (loss), net	$(266)	$766	$(975)	$2,374
The change in investment and other income (loss), net for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was due to equity in net income (losses) of investees, net primarily related to our investment in Atairos Group, Inc., realized and unrealized gains (losses) on equity securities, net and other income (loss), net. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $(97) million and $(473) million for the three and nine months ended September 30, 2022, respectively, and $555 million and $1.5 billion for the three and nine months ended September 30, 2021, respectively. The changes in realized and unrealized gains (losses) on equity securities, net for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily resulted from fair value adjustments on marketable and nonmarketable equity securities. The change in other income (loss), net for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily resulted from net losses on foreign exchange remeasurement in the current year period, losses on insurance contracts and an impairment of an equity method investment.
Consolidated Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2022 and 2021 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. In addition, income tax expense was affected by changes in our net deferred tax liabilities as a result of the enactment of tax law changes, including $286 million of benefit for the three and nine months ended September 30, 2022 related to state taxes and $498 million of expense for the nine months ended September 30, 2021 in the United Kingdom (see Note 10). Our effective income tax rate for the three and nine months ended September 30, 2022 was also impacted by the goodwill impairment, which was primarily not deductible for tax purposes (see Note 10).
Consolidated Net Income (Loss) Attributable to Noncontrolling Interests
The change in net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to decreased losses at Universal Beijing Resort due to operations in the current year period, partially offset by operations of the streaming platform joint venture with Charter Communications in the current year period. The change in net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to increased losses at Universal Beijing Resort due to operations in the current year period compared to pre-opening costs in the prior year period in advance of the park’s opening in September 2021 and operations of the streaming platform joint venture with Charter Communications in the current year period.
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

Cable Communications Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue
Residential:
Broadband	$6,135	$5,801	5.7%	$18,292	$17,118	6.9%
Video	5,255	5,499	(4.4)	16,214	16,676	(2.8)
Voice	745	851	(12.5)	2,293	2,592	(11.5)
Wireless	789	603	30.8	2,188	1,672	30.9
Business services	2,436	2,227	9.4	7,256	6,597	10.0
Advertising	756	705	7.2	2,174	2,002	8.6
Other	423	427	(0.9)	1,263	1,265	(0.2)
Total revenue	16,539	16,115	2.6	49,680	47,922	3.7
Operating costs and expenses
Programming	3,446	3,546	(2.8)	10,611	10,809	(1.8)
Technical and product support	2,284	2,169	5.3	6,749	6,265	7.7
Customer service	574	581	(1.1)	1,727	1,765	(2.2)
Advertising, marketing and promotion	943	1,012	(6.8)	2,926	2,887	1.3
Franchise and other regulatory fees	408	432	(5.7)	1,237	1,382	(10.5)
Other	1,430	1,305	9.6	4,258	3,841	10.9
Total operating costs and expenses	9,086	9,045	0.5	27,508	26,949	2.1
Adjusted EBITDA	$7,452	$7,069	5.4%	$22,172	$20,972	5.7%

Customer Metrics
Our customer relationships net additions were lower in the three and nine months ended September 30, 2022 as compared to prior periods primarily due to decreased growth in our broadband net additions and also reflected accelerated net losses in our video and voice customers. In a reversal from pandemic trends, our broadband net addition growth has slowed primarily reflecting continued low household move levels and an increasingly competitive environment, which is continuing in the fourth quarter of 2022.

			Net Additions / (Losses)
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021	2022	2021
Customer relationships
Residential customer relationships	31,849	31,576	(26)	237	121	884
Business services customer relationships	2,514	2,473	5	18	25	46
Total customer relationships	34,363	34,048	(21)	255	145	930
Residential customer relationships mix
One product customers	15,463	13,959	340	481	1,133	1,551
Two product customers	8,204	8,473	(77)	(89)	(202)	(261)
Three or more product customers	8,182	9,144	(289)	(156)	(810)	(406)
Broadband
Residential customers	29,835	29,389	10	281	253	1,063
Business services customers	2,342	2,300	5	19	24	52
Total broadband customers	32,177	31,688	14	300	277	1,115
Video
Residential customers	15,973	17,844	(540)	(382)	(1,522)	(1,149)
Business services customers	609	705	(21)	(26)	(72)	(147)
Total video customers	16,582	18,549	(561)	(408)	(1,594)	(1,297)
Voice
Residential customers	8,190	9,245	(307)	(167)	(872)	(400)
Business services customers	1,380	1,384	(9)	9	(11)	28
Total voice customers	9,570	10,630	(316)	(158)	(884)	(372)
Wireless
Wireless lines	4,948	3,668	333	285	968	842
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

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	%	2022	2021	%
Average monthly total revenue per customer relationship	$160.38	$158.36	1.3%	$160.98	$158.55	1.5%
Average monthly Adjusted EBITDA per customer relationship	$72.27	$69.47	4.0%	$71.84	$69.39	3.5%

Average monthly total revenue per customer relationship is impacted by rate adjustments and changes in the types and levels of services received by our residential and business services customers, as well as changes in advertising revenue. While revenue from our residential broadband, video, voice and wireless services is also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship. Each of our services has a different contribution to operating margin. We use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across our service offerings. We believe both metrics are useful to understand the trends in our business, and average monthly Adjusted EBITDA per customer relationship is useful particularly as we continue to focus on growing our higher-margin businesses.
Cable Communications Segment – Revenue
Broadband
Revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to increases in average rates and increases in the number of residential broadband customers.
Video
Revenue decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to declines in the number of residential video customers, partially offset by increases in average rates. We expect that the number of residential video customers will continue to decline, negatively impacting video revenue as a result of the competitive environment and shifting video consumption patterns.
Voice
Revenue decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to declines in the number of residential voice customers. We expect that the number of residential voice customers and voice revenue will continue to decline.
Wireless
Revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to increases in the number of customer lines and device sales.
Business Services
Revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to increases in average rates and customer relationships compared to the prior year periods and due to the acquisition of Masergy in October 2021.
Advertising
Revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to increases in political advertising and revenue from our advanced advertising businesses, partially offset by advertising revenue at our Xumo streaming service, which is a part of our streaming platform joint venture with Charter Communications, having been reported in Corporate and Other since June 2022, and by lower local and national advertising revenue.
Cable Communications Segment – Operating Costs and Expenses
Programming expenses decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to declines in the number of video subscribers, partially offset by contractual rate increases.
Technical and product support expenses increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to increases in costs associated with our wireless phone service resulting from increases in device sales and the number of customers receiving the service, and the acquisition of Masergy.
Customer service expenses decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to lower labor costs.
Advertising, marketing and promotion expenses decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to higher advertising expenses associated with the Tokyo Olympics in the prior year period. Advertising, marketing and promotion expenses increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increased spending associated with attracting new customers and promoting our service offerings.
Franchise and other regulatory fees decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to a decrease in the revenue to which the fees apply. The nine months ended September 30, 2022 was also impacted by decreases in the related rates of these fees.

Other operating costs and expenses increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to lower levels of bad debt expense in the prior year periods.
Cable Communications Segment – Operating Margin
Our operating margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management.
Our operating margin for the three and nine months ended September 30, 2022 was 45.1% and 44.6%, respectively. Our operating margin for the three and nine months ended September 30, 2021 was 43.9% and 43.8%, respectively.
NBCUniversal Segments Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue
Media	$5,230	$6,770	(22.7)%	$17,427	$16,955	2.8%
Studios	3,163	2,407	31.4	8,885	7,027	26.4
Theme Parks	2,064	1,449	42.4	5,428	3,163	71.6
Headquarters and Other	22	28	(22.1)	46	65	(30.1)
Eliminations	(909)	(654)	(38.9)	(2,474)	(2,230)	(10.9)
Total revenue	$9,570	$10,001	(4.3)%	$29,311	$24,981	17.3%
Adjusted EBITDA
Media	$583	$997	(41.5)%	$3,080	$3,847	(20.0)%
Studios	537	179	199.6	783	833	(6.0)
Theme Parks	819	434	88.6	1,902	593	NM
Headquarters and Other	(199)	(248)	19.8	(528)	(643)	18.0
Eliminations	(59)	(12)	NM	(98)	(238)	58.6
Total Adjusted EBITDA	$1,681	$1,349	24.6%	$5,138	$4,392	17.0%
Percentage changes that are considered not meaningful are denoted with NM.
Media Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue
Advertising	$2,111	$3,255	(35.1)%	$7,603	$7,537	0.9%
Distribution	2,578	2,987	(13.7)	8,270	7,934	4.2
Other	541	528	2.4	1,554	1,483	4.8
Total revenue	5,230	6,770	(22.7)	17,427	16,955	2.8
Operating costs and expenses
Programming and production	3,240	4,475	(27.6)	10,322	9,676	6.7
Other operating and administrative	1,042	917	13.7	2,943	2,590	13.7
Advertising, marketing and promotion	365	382	(4.5)	1,082	842	28.5
Total operating costs and expenses	4,647	5,774	(19.5)	14,347	13,107	9.5
Adjusted EBITDA	$583	$997	(41.5)%	$3,080	$3,847	(20.0)%

Media Segment – Revenue
Revenue decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to our broadcast of the Tokyo Olympics in the third quarter of 2021. Revenue increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022 and increased revenue at Peacock, partially offset by our broadcast of the Tokyo Olympics in 2021. Excluding $1.5 billion and $1.8 billion of incremental revenue associated with the broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022 and the Tokyo Olympics in the third quarter of 2021, respectively, Media revenue increased 4.4% and 4.9% for the three and nine months ended September 30, 2022 compared to the same periods in 2021.

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2022	2021	%	2022	2021	%
Advertising	$2,111	$3,255	(35.1)%	$7,603	$7,537	0.9%
Advertising, excluding Olympics and Super Bowl	2,111	2,017	4.7	6,449	6,300	2.4
Advertising revenue decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to our broadcast of the Tokyo Olympics in the prior year period. Advertising revenue increased for the nine months ended September 30, 2022 compared to the same period in 2021 and included our broadcasts of the Beijing Olympics and Super Bowl in the current year period, offset by our broadcast of the Tokyo Olympics in the prior year period. Excluding $1.2 billion of incremental revenue associated with our broadcasts of these events in the first quarter of 2022 and third quarter of 2021, advertising revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021, primarily due to increased revenue at Peacock, partially offset by decreases in revenue at our networks. The decreases at our networks were primarily due to continued audience ratings declines and the impact of additional sporting events in the prior year period, partially offset by higher pricing in the current year period.

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2022	2021	%	2022	2021	%
Distribution	$2,578	$2,987	(13.7)%	$8,270	$7,934	4.2%
Distribution, excluding Olympics	2,578	2,465	4.6	7,943	7,413	7.1
Distribution revenue decreased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to our broadcast of the Tokyo Olympics in the prior year period. Distribution revenue increased for the nine months ended September 30, 2022 compared to the same period in 2021 and included our broadcast of the Beijing Olympics in the current year period, offset by our broadcast of the Tokyo Olympics in the prior year period. Excluding $327 million and $522 million of incremental revenue associated with our broadcasts of the Beijing and Tokyo Olympics in the first quarter of 2022 and third quarter of 2021, respectively, distribution revenue increased for the three and nine months ended September 30, 2022 primarily due to increased revenue at Peacock. Revenue at our networks decreased for the three months ended September 30, 2022 compared to the same period in 2021 due to a decline in the number of subscribers, partially offset by contractual rate increases. Revenue at our networks increased for the nine months ended September 30, 2022 compared to the same period in 2021 due to contractual rate increases, partially offset by a decline in the number of subscribers.
We expect the number of subscribers and audience ratings at our networks will continue to decline as a result of the competitive environment and shifting video consumption patterns. Revenue included $506 million and $1.4 billion related to Peacock for the three and nine months ended September 30, 2022, respectively, with the nine months including amounts related to the Beijing Olympics and Super Bowl in the first quarter of 2022. Revenue included $230 million and $443 million related to Peacock for the three and nine months ended September 30, 2021, respectively.
Media Segment – Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended September 30, 2022 compared to the same period in 2021 due to decreases in programming and production costs and in advertising, marketing and promotion costs, partially offset by increases in other operating and administrative costs. The decreases in programming and production costs and in advertising, marketing and promotion costs were primarily due to costs associated with our broadcast of the Tokyo Olympics in the prior year period, with the decrease in programming and production costs partially offset by higher costs related to Peacock. Other operating and administrative costs increased primarily due to higher costs related to Peacock.

Operating costs and expenses increased for the nine months ended September 30, 2022 compared to the same period in 2021 due to increases in programming and production costs; in other operating and administrative costs; and in advertising, marketing and promotion costs. Programming and production costs increased primarily due to costs associated with our broadcasts of the Beijing Olympics and Super Bowl and higher programming costs at Peacock, partially offset by costs associated with our broadcast of the Tokyo Olympics in the prior year period and lower costs for other sports programming in the current year. Advertising, marketing and promotion costs and other operating and administrative costs increased primarily due to higher costs related to Peacock.
Operating costs and expenses included $1.1 billion and $3.0 billion related to Peacock for the three and nine months ended September 30, 2022, respectively. Operating costs and expenses included $750 million and $1.6 billion related to Peacock for the three and nine months ended September 30, 2021, respectively. We expect to continue to incur significant costs related to additional content and marketing as we invest in the platform and attract new customers.
Studios Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue
Content licensing	$2,134	$1,827	16.8%	$6,531	$5,683	14.9%
Theatrical	673	307	119.1	1,391	544	155.5
Home entertainment and other	356	273	30.2	963	801	20.3
Total revenue	3,163	2,407	31.4	8,885	7,027	26.4
Operating costs and expenses
Programming and production	2,036	1,744	16.8	6,252	4,961	26.0
Other operating and administrative	201	146	38.3	604	475	27.2
Advertising, marketing and promotion	388	339	14.6	1,247	759	64.3
Total operating costs and expenses	2,626	2,228	17.9	8,102	6,195	30.8
Adjusted EBITDA	$537	$179	199.6%	$783	$833	(6.0)%
Studios Segment – Revenue
Revenue increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to increases in theatrical and content licensing revenue. Theatrical revenue increased primarily due to the strong performances of releases in our 2022 slate, including Jurassic World: Dominion and Minions: The Rise of Gru. Content licensing revenue increased primarily due to the timing of when content was made available by our television and film studios under licensing agreements, including additional sales of content as production levels returned to normal. For the nine months ended September 30, 2022, this increase was partially offset by the impact of a new licensing agreement for content that became exclusively available for streaming on Peacock in the prior year period.
Studios Segment – Operating Costs and Expenses
Operating costs and expenses increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to increases in programming and production costs and in advertising, marketing and promotion costs. Programming and production costs increased primarily due to higher costs associated with content licensing sales and theatrical releases in the current year periods. Advertising, marketing and promotion costs increased due to higher spending on current period and upcoming theatrical releases.
Theme Parks Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$2,064	$1,449	42.4%	$5,428	$3,163	71.6%
Operating costs and expenses	1,244	1,015	22.6	3,526	2,570	37.2
Adjusted EBITDA	$819	$434	88.6%	$1,902	$593	NM
Percentage changes that are considered not meaningful are denoted with NM.

Theme Parks Segment – Revenue
Revenue increased for the three months ended September 30, 2022 due to increases at our theme parks in Orlando and Hollywood driven by increased attendance and guest spending, an increase at our theme park in Japan, which was operating with capacity restrictions in the prior year period, and an increase from the operations of Universal Beijing Resort, which opened in September 2021. Results at our international theme parks have been negatively impacted by fluctuations in foreign currency exchange rates.
Revenue increased for the nine months ended September 30, 2022 primarily due to improved operating conditions compared to the same period in 2021, when our theme parks in Orlando, Hollywood and Japan were impacted by COVID-19 restrictions, as well as the operations of Universal Beijing Resort, which opened in September 2021.
Theme Parks Segment – Operating Costs and Expenses
Expenses increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to operating costs associated with Universal Beijing Resort in the current year periods, which were higher than pre-opening costs in the prior year periods, and as a result of decreased operating costs in the prior year periods due to COVID-19 restrictions at our theme parks.
NBCUniversal Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$22	$28	(22.1)%	$46	$65	(30.1)%
Operating costs and expenses	221	276	(20.0)	574	709	(19.1)
Adjusted EBITDA	$(199)	$(248)	19.8%	$(528)	$(643)	18.0%
Expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$(909)	$(654)	38.9%	$(2,474)	$(2,230)	10.9%
Operating costs and expenses	(849)	(642)	32.4	(2,376)	(1,992)	19.2
Adjusted EBITDA	$(59)	$(12)	NM	$(98)	$(238)	(58.6)%
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
For the three and nine months ended September 30, 2022, approximately 44% and 40%, respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. For the three and nine months ended September 30, 2021, approximately 37% and 41%, respectively, of Studios segment content licensing revenue resulted from transactions with other segments, primarily with the Media segment. Eliminations increase or decrease to the extent that additional content is made available to our other segments. Refer to Note 2 for further discussion of transactions between our segments.

Sky Segment Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Constant Currency Change(a)	Nine Months Ended September 30,		Increase/ (Decrease)	Constant Currency Change(a)
(in millions)	2022	2021	%	%	2022	2021	%	%
Revenue
Direct-to-consumer	$3,510	$4,127	(15.0)%	(0.4)%	$11,073	$12,415	(10.8)%	(1.1)%
Content	273	300	(9.1)	6.4	833	1,013	(17.8)	(9.3)
Advertising	471	561	(15.9)	(1.6)	1,623	1,777	(8.7)	1.1
Total revenue	4,253	4,988	(14.7)	(0.2)	13,529	15,205	(11.0)	(1.4)
Operating costs and expenses
Programming and production	1,570	1,779	(11.7)	3.3	5,080	6,710	(24.3)	(16.2)
Direct network costs	635	647	(1.9)	14.8	1,944	1,903	2.2	12.7
Other	1,348	1,591	(15.2)	(0.8)	4,320	4,697	(8.0)	2.0
Total operating costs and expenses	3,553	4,016	(11.5)	3.5	11,344	13,310	(14.8)	(5.6)
Adjusted EBITDA	$701	$971	(27.9)%	(15.5)%	$2,185	$1,895	15.3%	28.7%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 27 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
Customer Metrics

			Net Additions / (Losses)
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021	2022	2021
Total customer relationships	22,986	22,966	320	(233)	(41)	(259)
Customer metrics are presented based on actual amounts. Customer relationships represent the number of residential customers that subscribe to at least one of Sky’s four primary services of video, broadband, voice and wireless phone service. Sky reports business customers, including hotels, bars, workplaces and restaurants, generally based on the number of locations receiving our services.

	Three Months Ended September 30,		Increase/ (Decrease)	Constant Currency Change(a)	Nine Months Ended September 30,		Increase/ (Decrease)	Constant Currency Change(a)
	2022	2021	%	%	2022	2021	%	%
Average monthly direct-to-consumer revenue per customer relationship	$51.25	$59.60	(14.0)%	0.7%	$53.48	$59.72	(10.4)%	(0.7)%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 27 for additional information, including our definition and our use of constant currency, and for a reconciliation of Sky’s constant currency growth rates.
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
Sky Segment – Revenue
Direct-to-Consumer
Revenue decreased for the three months ended September 30, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, revenue remained consistent for the three months ended September 30, 2022 compared with the prior year period primarily due to a lower number of customer relationships during the current year period, offset by an increase in average revenue per customer relationship. The lower number of customer relationships was driven by declines in Italy, partially offset by increases in Germany and the United Kingdom compared to the prior year period. The increase in average revenue per customer relationship reflected an increase in average rates in Italy and the United Kingdom, partially offset by a decline in average rates in Germany. Sky results have been affected by worsening macroeconomic conditions in the United Kingdom and continental Europe.

Revenue decreased for the nine months ended September 30, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, revenue decreased for the nine months ended September 30, 2022 compared with the prior year period primarily due to a lower number of customer relationships during the current year period and a decrease in average revenue per customer relationship. The lower number of customer relationships was driven by declines in Italy, partially offset by increases in the United Kingdom and Germany compared to the prior year period. The decrease in average revenue per customer relationship reflected declines in average rates in Italy and Germany, partially offset by the impacts of COVID-19 on business customers in the United Kingdom in the prior year period and the impact of rate increases in the United Kingdom. The decline in customer relationships and average revenue per customer relationship in Italy included the effects of the reduced broadcast rights for Serie A, which we had held through the end of the 2020-21 season. Beginning with the 2021-22 season in the third quarter of 2021 and through the 2023-24 season, we have nonexclusive broadcast rights to fewer matches, which has resulted in declines in revenue in Italy in 2022.
Content
Revenue decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Excluding the impact of foreign currency, revenue increased for the three months ended September 30, 2022 compared with the prior year period primarily due to the timing of licensing of owned content to other platforms. Excluding the impact of foreign currency, revenue decreased for the nine months ended September 30, 2022 compared with the prior year period primarily due to lower sports programming licensing revenue driven by changes in licensing agreements in Italy and Germany.
Advertising
Revenue decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Excluding the impact of foreign currency, revenue decreased for the three months ended September 30, 2022 compared with the prior year period primarily as a result of decreased advertising revenue in Italy. Excluding the impact of foreign currency, revenue increased for the nine months ended September 30, 2022 compared with the prior year period primarily as a result of an overall advertising market improvement in the United Kingdom in the first half of the year compared to the prior year period, partially offset by decreased advertising revenue associated with Serie A.
Sky Segment – Operating Costs and Expenses
Programming and production costs decreased for the three and nine months ended September 30, 2022 compared to the same period in 2021. Excluding the impact of foreign currency, programming and production costs increased for the three months ended September 30, 2022 primarily due to the timing of recognition of costs related to sporting events, including a shift of certain football matches to the third quarter in advance of the 2022 FIFA World Cup, which will occur in the fourth quarter of 2022. The timing of this event will also result in lower sports programming expenses in the fourth quarter of 2022, as well as an increase in the first half of 2023. This increase was partially offset by lower entertainment programming costs in the current year period. Excluding the impact of foreign currency, programming and production costs decreased for the nine months ended September 30, 2022 primarily reflecting lower costs associated with Serie A in Italy as a result of the reduced broadcast rights and lower costs associated with other sports contracts in Germany in the current year period, partially offset by the timing of recognition of costs related to sporting events.
Direct network costs decreased for the three months ended September 30, 2022 and increased for the nine months ended September 30, 2022 compared to the same periods in 2021. Excluding the impact of foreign currency, direct network costs increased for the three and nine months ended September 30, 2022 primarily due to increases in costs associated with Sky’s broadband and wireless phone services as a result of increases in the number of customers receiving these services and increases in the sales of handsets.
Other expenses decreased for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Excluding the impact of foreign currency, other expenses remained consistent for the three months ended September 30, 2022 compared to the prior year. Excluding the impact of foreign currency, other expenses increased for the nine months ended September 30, 2022 primarily due to higher administrative costs.

Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$147	$65	126.3%	$549	$246	123.2%
Operating costs and expenses	525	400	31.3	1,493	1,122	33.0
Adjusted EBITDA	$(378)	$(335)	(12.8)%	$(944)	$(876)	(7.7)%
Corporate and other primarily includes overhead and personnel costs, the results of other business initiatives and Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania. Other business initiatives primarily include costs associated with Sky Glass smart televisions and the related hardware sales and, beginning in the end of the second quarter of 2022, the operations of our streaming platform joint venture with Charter Communications. This consolidated joint venture, which was formed in June 2022, is focused on developing and offering a streaming platform on a variety of devices, including XClass TV smart televisions, and also operates the Xumo streaming service.
Revenue increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to revenue at our streaming platform joint venture related to Xumo and sales of Sky Glass smart televisions. Revenue increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to sales of Sky Glass smart televisions, increases at Comcast Spectacor as a result of the impacts of COVID-19 in the prior year period and revenue at our streaming platform joint venture related to Xumo.
Expenses increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to costs related to Sky Glass and our streaming platform joint venture. We expect to continue to incur increased costs in 2022 related to the launches of Sky Glass and our streaming platform joint venture.
Eliminations

	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in millions)	2022	2021	%	2022	2021	%
Revenue	$(660)	$(871)	(24.1)%	$(2,196)	$(2,304)	(4.7)%
Operating costs and expenses	(686)	(773)	(11.2)	(2,103)	(2,218)	(5.2)
Adjusted EBITDA	$26	$(98)	NM	$(93)	$(87)	7.0%
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between Cable Communications, NBCUniversal, Sky and other businesses. Eliminations of transactions between NBCUniversal segments are presented separately. Amounts reflect increases in eliminations associated with the Beijing and Tokyo Olympics in the first quarter of 2022 and third quarter of 2021, respectively. Refer to Note 2 for a description of transactions between our segments.
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income (loss) attributable to Comcast Corporation	$(4,598)	$4,035	$2,347	$11,102
Net income (loss) attributable to noncontrolling interests	(68)	(104)	(295)	(249)
Income tax expense	1,014	1,235	3,562	4,354
Investment and other (income) loss, net	266	(766)	975	(2,374)
Interest expense	960	1,050	2,922	3,161
Depreciation	2,150	2,177	6,525	6,407
Amortization	1,183	1,301	3,824	3,815
Goodwill and long-lived asset impairments	8,583	—	8,583	—
Adjustments(a)	(9)	30	15	79
Adjusted EBITDA	$9,482	$8,957	$28,459	$26,297
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

Reconciliation of Sky Constant Currency Growth Rates

	Three Months Ended September 30,			Nine Months Ended September 30,
	Actual	Constant Currency	Constant Currency Change	Actual	Constant Currency	Constant Currency Change
(in millions, except per customer data)	2022	2021	%	2022	2021	%
Revenue
Direct-to-consumer	$3,510	$3,525	(0.4)%	$11,073	$11,197	(1.1)%
Content	273	256	6.4	833	919	(9.3)
Advertising	471	479	(1.6)	1,623	1,605	1.1
Total revenue	4,253	4,260	(0.2)	13,529	13,720	(1.4)
Operating costs and expenses
Programming and production	1,570	1,520	3.3	5,080	6,062	(16.2)
Direct network costs	635	553	14.8	1,944	1,726	12.7
Other	1,348	1,359	(0.8)	4,320	4,234	2.0
Total operating costs and expenses	3,553	3,431	3.5	11,344	12,022	(5.6)
Adjusted EBITDA	$701	$829	(15.5)%	$2,185	$1,698	28.7%
Average monthly direct-to-consumer revenue per customer relationship	$51.25	$50.91	0.7%	$53.48	$53.87	(0.7)%
Other Adjustments
From time to time, we present adjusted information, such as revenue, to exclude the impact of certain events, gains, losses or other charges. This adjusted information is a non-GAAP financial measure. We believe, among other things, that the adjusted information may help investors evaluate our ongoing operations and can assist in making meaningful period-over-period comparisons.
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash provided by operating activities	$20,530	$21,457
Cash used in investing activities	$(10,158)	$(8,406)
Cash used in financing activities	$(13,299)	$(12,946)

(in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$5,695	$8,711
Short-term and long-term debt	$92,452	$94,850
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of September 30, 2022, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion.

Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating income	$9,511	$15,996
Depreciation and amortization	10,349	10,222
Goodwill and long-lived asset impairments	8,583	—
Noncash share-based compensation	989	1,019
Changes in operating assets and liabilities	(2,736)	(1,057)
Payments of interest	(2,341)	(2,943)
Payments of income taxes	(4,022)	(2,201)
Proceeds from investments and other	197	420
Net cash provided by operating activities	$20,530	$21,457
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily related to the timing of amortization and related payments for our film and television costs, including the return to normal production levels and the timing of sporting events, and decreases in accounts receivable, which included the impact of our broadcast of the Tokyo Olympics in the prior year period.
The decrease in payments of interest for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the timing of interest payments following the debt exchange in August 2021, a decrease in average debt outstanding in the current year period and cash proceeds from the settlement of interest rate swaps related to the collateralized obligation.
The increase in payments of income taxes for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to a tax benefit from our senior notes exchange in 2021, which reduced payments by $0.7 billion in the prior year, higher taxable income in the current year period and payments made in 2022 related to the preceding tax year.
The decrease in proceeds from investments and other for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to decreased cash distributions received from equity method investments.
Investing Activities
Net cash used in investing activities increased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily reflecting purchases of short-term investments in the current year period (see Note 7) and increased capital expenditures and cash paid for intangible assets related to software development. These increases were partially offset by proceeds from the maturity of short-term investments and the sale of a business in the current year period, decreased cash paid related to the construction of Universal Beijing Resort in the current year period and cash paid for the acquisition of a business in the prior year period. Capital expenditures, which are our most significant recurring investing activity, increased for the nine months ended September 30, 2022 compared to the same period in 2021, primarily reflecting increased spending at Theme Parks primarily related to the development of the Epic Universe theme park in Orlando, and at Cable Communications due to increased spending on line extensions, scalable infrastructure, support capital and customer premise equipment. These increases were partially offset by decreased spending at Sky primarily related to customer premise equipment.
In 2022, we formed the SkyShowtime joint venture with Paramount Global. The new direct-to-consumer streaming service was made available in select European markets in September 2022, and the partners have committed to a multiyear funding plan that began in 2022.

Financing Activities
Net cash used in financing activities increased for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increases in repurchases of common stock under our share repurchase program and employee plans in the current year and higher proceeds from borrowings in the prior year period, partially offset by higher repurchases and repayments of debt in the prior year period. Other financing activities included initial contributions related to our streaming platform joint venture with Charter Communications received in the current year period under a multiyear funding plan and payments related to the redemption of NBCUniversal Enterprise redeemable subsidiary preferred stock in the prior year period.
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
Share Repurchases and Dividends
In the second quarter of 2021, we restarted our share repurchase program, which had been paused since the beginning of 2019. In September 2022, our Board of Directors approved a new share repurchase program authorization of $20 billion, effective September 13, 2022. During the nine months ended September 30, 2022, we repurchased a total of 225.7 million shares of our Class A common stock for $9.5 billion. Under the new authorization, which does not have an expiration date, we expect to repurchase additional shares during the remainder of 2022, which may be in the open market or in private transactions.
In addition, we paid $307 million for the nine months ended September 30, 2022 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2022, our Board of Directors approved an 8% increase in our dividend to $1.08 per share on an annualized basis. On July 27, 2022, we paid dividends of $1.2 billion. In July 2022, our Board of Directors approved our third quarter dividend of $0.27 per share, which was paid in October 2022. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	September 30, 2022	December 31, 2021
Debt Subject to Cross-Guarantees
Comcast	$84.6	$85.9
Comcast Cable(a)	2.0	2.1
NBCUniversal(a)	1.6	1.6
	88.2	89.6
Debt Subject to One-Way Guarantees
Sky	5.8	6.3
Other(a)	0.1	0.1
	5.9	6.5
Debt Not Guaranteed
Universal Beijing Resort(b)	3.3	3.6
Other	1.2	1.2
	4.5	4.7
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.2)	(6.0)
Total debt	$92.5	$94.8
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
As of September 30, 2022 and December 31, 2021, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $127 billion and $126 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $27 billion and $30 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.

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
As of September 30, 2022 and December 31, 2021, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $98 billion and $96 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $26 billion and $29 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
We believe our judgments and related estimates associated with the valuation and impairment testing of goodwill and cable franchise rights are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of goodwill and cable franchise rights as of July 1, 2022. In connection with our impairment assessment process, in order to support our qualitative assessments, we typically perform quantitative assessments of our reporting units approximately once every four years. Pursuant to this practice, our current year impairment testing for our cable franchise rights and goodwill in our Cable Communications and NBCUniversal segments was based on quantitative assessments, and no impairment was required.
The goodwill in our Sky segment resulted from our acquisition of Sky in the fourth quarter of 2018, and given this was a recent transaction, the fair value of the Sky reporting unit has been in close proximity to its carrying value. We performed a quantitative assessment for goodwill in our Sky reporting unit and determined that the fair value had declined, resulting in an impairment of $8.1 billion (see Note 8). In preparing the quantitative assessment, we estimated the fair value of the Sky reporting unit using a discounted cash flow analysis. This analysis involved significant judgment, including market participant estimates of future cash flows expected to be generated by the business, including the estimated impacts of macroeconomic conditions in the Sky territories, as well as the selection of the discount rate, which increased by 125 basis points compared to the analysis in 2021. When analyzing the fair value indicated under the discounted cash flow model, we also considered multiples of earnings from comparable public companies and recent market transactions.
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

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
See Note 11 included in this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2021 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast's common stock repurchases during the three months ended September 30, 2022.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
July 1-31, 2022	27,188,922	$40.53	27,188,922	$1,102,067,683	$2,897,932,152
August 1-31, 2022	43,390,465	$38.07	43,390,465	$1,651,757,358	$1,246,174,794
September 1-30, 2022	21,764,292	$34.28	21,764,292	$746,174,717	$19,500,000,217
Total	92,343,679	$37.90	92,343,679	$3,499,999,758	$19,500,000,217
(a)Effective September 13, 2022, our Board of Directors approved a new share repurchase program authorization of $20 billion. Under the new authorization, which does not have an expiration date, we expect to repurchase additional shares, which may be in the open market or in private transactions.
The total number of shares purchased during the three months ended September 30, 2022 does not include any shares received in the administration of employee share-based compensation plans as there were none received during the period.
ITEM 5: OTHER INFORMATION
On October 25, 2022, the Company entered into a new employment agreement with David N. Watson. Mr. Watson's prior employment agreement would have expired on December 31, 2022, in accordance with its terms. The employment agreement secures Mr. Watson's employment though December 31, 2025, and increases his annual base salary to $2.5 million effective March 1, 2023. The remaining terms and conditions of Mr. Watson's new employment agreement are generally unchanged from his prior agreement.
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Employment Agreement between Comcast Corporation and David N. Watson, dated as of October 25, 2022.
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22 to Comcast's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2022, filed with the Securities and Exchange Commission on October 27, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statement of Income; (ii) the Condensed Consolidated Statement of Comprehensive Income; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Balance Sheet; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document).
*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: October 27, 2022