Form 10-Q
period 2023-03-31
COMCAST CORP
filed 2023-04-27
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 15, 2023, there were 4,159,383,013 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2023. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
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
Our businesses may be affected by, among other things, the following:
•our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively
•changes in consumer behavior continue to adversely affect our businesses and challenge existing business models
•a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses
•programming expenses for our video services are increasing on a per subscriber basis, which could adversely affect our video businesses
•the success of our businesses depends on consumer acceptance of our content, and our businesses may be adversely affected if their content fails to achieve sufficient consumer acceptance
•the loss of programming distribution and licensing agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses
•less favorable European telecommunications access regulations, the loss of international transmission access agreements with satellite or telecommunications providers or the renewal of these agreements on less favorable terms could adversely affect our businesses
•our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others
•we may be unable to obtain necessary hardware, software and operational support
•our businesses depend on keeping pace with technological developments
•a cyber attack, information or security breach, or technology disruption or failure may negatively impact our ability to conduct our business or result in the misuse of confidential information, all of which could adversely affect our business, reputation and results of operations
•weak economic conditions may have a negative impact on our businesses
•acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated
•we face risks relating to doing business internationally that could adversely affect our businesses
•natural disasters, severe weather and other uncontrollable events could adversely affect our business, reputation and results of operations
•the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses
•we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses
•unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures

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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Revenue	$29,691	$31,010
Costs and Expenses:
Programming and production	9,004	10,570
Marketing and promotion	1,963	2,062
Other operating and administrative	9,301	9,260
Depreciation	2,264	2,213
Amortization	1,513	1,335
Total costs and expenses	24,045	25,440
Operating income	5,646	5,569
Interest expense	(1,010)	(993)
Investment and other income (loss), net	607	188
Income before income taxes	5,243	4,764
Income tax expense	(1,476)	(1,288)
Net income	3,767	3,476
Less: Net income (loss) attributable to noncontrolling interests	(67)	(73)
Net income attributable to Comcast Corporation	$3,834	$3,549
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.91	$0.79
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.91	$0.78
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$3,767	$3,476
Currency translation adjustments, net of deferred taxes of $(2) and $247	778	(916)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $9 and $(37)	(14)	165
Realized (gains) losses reclassified to net income, net of deferred taxes of $8 and $(5)	(47)	(17)
Employee benefit obligations and other, net of deferred taxes of $1 and $3	(6)	(9)
Comprehensive income	4,478	2,699
Less: Net income (loss) attributable to noncontrolling interests	(67)	(73)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(3)	28
Comprehensive income attributable to Comcast Corporation	$4,547	$2,744
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Operating Activities
Net income	$3,767	$3,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,777	3,548
Share-based compensation	359	376
Noncash interest expense (income), net	78	93
Net (gain) loss on investment activity and other	(517)	(113)
Deferred income taxes	82	106
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	363	(527)
Film and television costs, net	13	363
Accounts payable and accrued expenses related to trade creditors	(651)	314
Other operating assets and liabilities	(43)	(379)
Net cash provided by operating activities	7,228	7,257
Investing Activities
Capital expenditures	(2,664)	(1,856)
Cash paid for intangible assets	(765)	(641)
Construction of Universal Beijing Resort	(87)	(147)
Proceeds from sales of businesses and investments	343	69
Purchases of investments	(149)	(66)
Other	(48)	44
Net cash provided by (used in) investing activities	(3,370)	(2,597)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(660)	—
Proceeds from borrowings	1,059	117
Repurchases and repayments of debt	(49)	(104)
Repurchases of common stock under repurchase program and employee plans	(2,176)	(3,223)
Dividends paid	(1,174)	(1,166)
Other	(82)	(114)
Net cash provided by (used in) financing activities	(3,082)	(4,490)
Impact of foreign currency on cash, cash equivalents and restricted cash	20	(35)
Increase (decrease) in cash, cash equivalents and restricted cash	796	135
Cash, cash equivalents and restricted cash, beginning of period	4,782	8,778
Cash, cash equivalents and restricted cash, end of period	$5,577	$8,914
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$5,535	$4,749
Receivables, net	12,287	12,672
Other current assets	4,555	4,406
Total current assets	22,377	21,826
Film and television costs	12,612	12,560
Investments	7,834	7,250
Investment securing collateralized obligation	464	490
Property and equipment, net of accumulated depreciation of $57,570 and $56,939	56,279	55,485
Goodwill	58,960	58,494
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $27,135 and $25,860	29,004	29,308
Other noncurrent assets, net	12,535	12,497
Total assets	$259,429	$257,275
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$12,159	$12,544
Accrued participations and residuals	1,641	1,770
Deferred revenue	2,663	2,380
Accrued expenses and other current liabilities	9,648	9,450
Current portion of long-term debt	1,130	1,743
Collateralized obligation	5,173	—
Total current liabilities	32,415	27,887
Long-term debt, less current portion	94,403	93,068
Collateralized obligation	—	5,172
Deferred income taxes	28,804	28,714
Other noncurrent liabilities	20,353	20,395
Commitments and contingencies
Redeemable noncontrolling interests	422	411
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,042,734,421 and 5,083,466,045; outstanding, 4,169,943,393 and 4,210,675,017	50	51
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,262	39,412
Retained earnings	52,524	51,609
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(1,898)	(2,611)
Total Comcast Corporation shareholders’ equity	82,421	80,943
Noncontrolling interests	612	684
Total equity	83,033	81,627
Total liabilities and equity	$259,429	$257,275
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Redeemable Noncontrolling Interests
Balance, beginning of period	$411	$519
Contributions from (distributions to) noncontrolling interests, net	(7)	(25)
Net income (loss)	17	18
Balance, end of period	$422	$513

Class A Common Stock
Balance, beginning of period	$51	$54
Issuances (repurchases) of common stock under repurchase program and employee plans	—	(1)
Balance, end of period	$50	$53

Additional Paid-In Capital
Balance, beginning of period	$39,412	$40,173
Share-based compensation	293	286
Repurchases of common stock under repurchase program and employee plans	(521)	(595)
Issuances of common stock under employee plans	76	67
Other	2	(5)
Balance, end of period	$39,262	$39,926

Retained Earnings
Balance, beginning of period	$51,609	$61,902
Repurchases of common stock under repurchase program and employee plans	(1,688)	(2,670)
Dividends declared	(1,231)	(1,225)
Net income (loss)	3,834	3,549
Balance, end of period	$52,524	$61,555

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(2,611)	$1,480
Other comprehensive income (loss)	713	(806)
Balance, end of period	$(1,898)	$674

Noncontrolling Interests
Balance, beginning of period	$684	$1,398
Other comprehensive income (loss)	(3)	28
Contributions from (distributions to) noncontrolling interests, net	15	(35)
Net income (loss)	(84)	(91)
Balance, end of period	$612	$1,300
Total equity	$83,033	$95,992
Cash dividends declared per common share	$0.29	$0.27
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2022 Annual Report on Form 10-K and the notes within this Quarterly Report on Form 10-Q.
Reclassifications
Reclassifications have been made to our notes to condensed consolidated financial statements for the prior year period to conform to classifications used in 2023. See Note 2 for a discussion of the changes in our presentation of segment operating results.
Note 2: Segment Information
Beginning in the first quarter of 2023, we changed our presentation of segment operating results around our two primary businesses: Connectivity & Platforms and Content & Experiences.
Connectivity & Platforms: Contains our broadband and wireless connectivity businesses operated under the Xfinity and Comcast brands in the United States and under the Sky brand in certain territories in Europe (the “Connectivity & Platforms markets”). Also includes our video services businesses and the operations of our Sky-branded entertainment television channels in the Connectivity & Platforms markets. Our Connectivity & Platforms business is reported in two reportable business segments:
•Residential Connectivity & Platforms Segment: Includes our residential broadband and wireless connectivity services, residential and business video services, advertising sales and Sky channels. Revenue is generated primarily from customers that subscribe to our services and from the sale of advertising and wireless devices.
•Business Services Connectivity Segment: Includes our connectivity services for small business locations in the United States, which include broadband, voice and wireless services, as well as our solutions for medium-sized customers and larger enterprises, and our small business connectivity service offerings for international locations. Revenue is generated primarily from customers that subscribe to our services.
Content & Experiences: Contains our media and entertainment businesses that develop, produce, and distribute entertainment, news and information, sports, and other content for global audiences and that own and operate theme parks in the United States and Asia. Our Content & Experiences business is reported in three reportable business segments:
•Media Segment: Includes primarily NBCUniversal’s television and streaming business, including national and regional cable networks; the NBC and Telemundo broadcast networks; NBC and Telemundo owned local broadcast television stations; and Peacock, our direct-to-consumer streaming service. Also includes international networks, including most of the Sky Sports channels, and other digital properties. Revenue is generated primarily from the distribution of our television and streaming programming and from the sale of advertising on our television networks, Peacock and other digital properties.

Comcast Corporation
•Studios Segment: Includes primarily our NBCUniversal and Sky film and television studio production and distribution operations. Revenue is generated primarily from licensing our owned film and television content in the United States and internationally; and from the worldwide distribution of our produced and acquired films for exhibition in movie theaters.
•Theme Parks Segment: Includes primarily the operations of our Universal theme parks in Orlando, Florida; Hollywood, California; Osaka, Japan; and Beijing, China. Revenue is generated primarily from guest spending at our theme parks.
Our other business interests consist primarily of Sky operations outside of the Connectivity & Platforms markets, the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania, and the operations of Xumo, our consolidated streaming platform joint venture with Charter Communications formed in June 2022.
Our segments generally report transactions with one another as if they were stand-alone businesses in accordance with GAAP, and these transactions are eliminated in consolidation. When multiple segments enter into transactions to provide products and services to third parties, revenue is generally allocated to our segments based on relative value. Transactions between our Connectivity & Platforms and Content & Experiences businesses, and between segments within the Content & Experiences business, generally include intercompany profit consistent with third-party transactions. The segments within our Connectivity & Platforms business use certain shared infrastructure, including the cable distribution network in the United States, and each segment is presented with its direct costs and an allocation of shared costs, as well as revenue from its customers.
Our financial data by reportable business segment is presented in the tables below and has been updated to reflect our new segment presentation, including: (1) presentation of Cable Communications results in the Residential Connectivity & Platforms and Business Services Connectivity segments and (2) presentation of Sky’s results across the segments within the Connectivity & Platforms and Content & Experiences businesses, and Corporate and Other. We do not present asset information for our reportable business segments as this information is not used to allocate resources and capital.

	Three Months Ended March 31,
	2023		2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Revenue(a)	Adjusted EBITDA(b)
Connectivity & Platforms
Residential Connectivity & Platforms	$17,869	$6,762	$18,340	$6,611
Business Services Connectivity	2,283	1,332	2,172	1,233
Connectivity & Platforms	20,153	8,093	20,512	7,844
Content & Experiences
Media	6,152	880	7,758	1,181
Studios	2,956	277	2,907	245
Theme Parks	1,949	658	1,560	451
Headquarters and Other	19	(232)	16	(191)
Eliminations(a)	(817)	24	(901)	(62)
Content & Experiences	10,259	1,607	11,339	1,623
Corporate and Other	707	(288)	713	(235)
Eliminations(a)	(1,427)	3	(1,554)	(82)
Comcast Consolidated	$29,691	$9,415	$31,010	$9,150
(a)Included in Eliminations are transactions that our segments enter into with one another. The most significant of these transactions include distribution revenue in Media related to fees from Residential Connectivity & Platforms for the rights to distribute television programming and content licensing revenue in Studios for licenses of owned content to Media. Revenue for licenses of content from Studios to Media is generally recognized at a point in time, consistent with the recognition of transactions with third parties, when the content is delivered and made available for use. The costs of these licenses in Media are recognized as the content is used over the license period. The difference in timing of recognition between segments results in an Adjusted EBITDA impact in eliminations, as the profits (losses) on these transactions are deferred in our consolidated results and recognized as the content is used over the license period.

Comcast Corporation
A summary of revenue for each of our segments resulting from transactions with other segments and eliminated in consolidation is presented in the table below.

	Three Months Ended March 31,
(in millions)	2023	2022
Connectivity & Platforms
Residential Connectivity & Platforms	$53	$56
Business Services Connectivity	—	—
Content & Experiences
Media	1,167	1,305
Studios	962	1,024
Theme Parks	—	—
Headquarters and Other	8	12
Corporate and Other	54	58
Total intersegment revenue	$2,244	$2,455
(b)We use Adjusted EBITDA as the measure of profit or loss for our operating segments. From time to time we may report the impact of certain events, gains, losses or other charges related to our operating segments within Corporate and Other. Our reconciliation of the aggregate amount of Adjusted EBITDA for our segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended March 31,
(in millions)	2023	2022
Adjusted EBITDA	$9,415	$9,150
Adjustments	8	(33)
Depreciation	(2,264)	(2,213)
Amortization	(1,513)	(1,335)
Interest expense	(1,010)	(993)
Investment and other income (loss), net	607	188
Income (loss) before income taxes	$5,243	$4,764
Adjustments represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio.
Goodwill by Segment
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2023 are presented in the table below.

		Connectivity & Platforms		Content & Experiences
(in billions)	Cable Communications	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Sky	Corporate and Other	Total
Balance, December 31, 2022
Goodwill	$16.2	$—	$—	$14.7	$3.7	$5.8	$26.0	$—	$66.4
Accumulated impairment losses(a)	—	—	—	—	—	—	(7.9)	—	(7.9)
	$16.2	$—	$—	$14.7	$3.7	$5.8	$18.1	$—	$58.5
Segment change	(16.2)	27.4	2.2	4.7	—	—	(18.1)	—	—
Foreign currency translation and other	—	0.4	—	0.1	—	(0.1)	—	—	0.5
Balance, March 31, 2023
Goodwill	$—	$33.9	$2.2	$21.7	$3.7	$5.7	$—	$—	$67.3
Accumulated impairment losses(a)	—	(6.1)	—	(2.2)	—	—	—	—	(8.3)
	$—	$27.8	$2.2	$19.5	$3.7	$5.7	$—	$—	$59.0
(a) Amounts relate to 2022 impairment related to Sky allocated to the new segments on a consistent basis with goodwill. Amounts are impacted by foreign currency translation each period.

Comcast Corporation
Note 3: Revenue

	Three Months Ended March 31,
(in millions)	2023	2022
Domestic broadband	$6,343	$6,050
Domestic wireless	858	677
International connectivity	897	840
Total residential connectivity	8,099	7,568
Video	7,382	8,002
Advertising	907	1,073
Other	1,482	1,698
Total Residential Connectivity & Platforms	17,869	18,340

Total Business Services Connectivity	2,283	2,172
Total Connectivity & Platforms	20,153	20,512

Domestic advertising	2,025	3,310
Domestic distribution	2,709	2,938
International networks	1,008	995
Other	410	515
Total Media	6,152	7,758

Content licensing	2,344	2,429
Theatrical	319	168
Other	292	310
Total Studios	2,956	2,907

Total Theme Parks	1,949	1,560

Headquarters and Other	19	16
Eliminations(a)	(817)	(901)
Total Content & Experiences	10,259	11,339

Corporate and Other	707	713
Eliminations(a)	(1,427)	(1,554)
Total revenue	$29,691	$31,010
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

(in millions)	March 31, 2023	December 31, 2022
Receivables, gross	$12,993	$13,407
Less: Allowance for credit losses	706	736
Receivables, net	$12,287	$12,672

(in millions)	March 31, 2023	December 31, 2022
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,983	$1,887
Noncurrent deferred revenue (included in other noncurrent liabilities)	$804	$735

Comcast Corporation
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	March 31, 2023	December 31, 2022
Receivables, net	$1,407	$1,388
Noncurrent receivables, net (included in other noncurrent assets, net)	1,051	1,023
Total	$2,458	$2,411
Note 4: Programming and Production Costs

	Three Months Ended March 31,
(in millions)	2023	2022
Video distribution programming	$3,191	$3,426
Film and television content:
Owned(a)	2,734	2,508
Licensed, including sports rights	2,732	4,325
Other	347	311
Total programming and production costs	$9,004	$10,570
(a) Amount includes amortization of owned content of $2.2 billion and $2.0 billion for the three months ended March 31, 2023 and 2022, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	March 31, 2023	December 31, 2022
Owned:
In production and in development	$3,350	$3,210
Completed, not released	396	130
Released, less amortization	4,390	4,634
	8,136	7,974
Licensed, including sports advances	4,476	4,586
Film and television costs	$12,612	$12,560
Note 5: Long-Term Debt
As of March 31, 2023, our debt had a carrying value of $95.5 billion and an estimated fair value of $89.9 billion. As of December 31, 2022, our debt had a carrying value of $94.8 billion and an estimated fair value of $86.9 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Note 6: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended March 31,
(in millions)	2023	2022
Equity in net income (losses) of investees, net	$485	$133
Realized and unrealized gains (losses) on equity securities, net	(6)	117
Other income (loss), net	128	(62)
Investment and other income (loss), net	$607	$188
The amount of unrealized gains (losses), net recognized in the three months ended March 31, 2023 and 2022 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(24) million and $90 million, respectively.

Comcast Corporation
Investments

(in millions)	March 31, 2023	December 31, 2022
Equity method	$6,211	$5,421
Marketable equity securities	91	96
Nonmarketable equity securities	1,623	1,653
Other investments	471	972
Total investments	8,396	8,142
Less: Current investments	98	402
Less: Investment securing collateralized obligation	464	490
Noncurrent investments	$7,834	$7,250
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the three months ended March 31, 2023 and 2022 was $20 million and $32 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three months ended March 31, 2023 and 2022, we made cash capital contributions to Atairos totaling $14 million and $13 million, respectively. As of March 31, 2023 and December 31, 2022, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $4.8 billion and $4.3 billion, respectively. As of March 31, 2023, our remaining unfunded capital commitment was $1.5 billion.
Hulu and Collateralized Obligation
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of both March 31, 2023 and December 31, 2022, the carrying value and estimated fair value of our collateralized obligation were each $5.2 billion. The estimated fair values were based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheet in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method and, as a result, is less than its fair value.
Other Investments
Other investments include investments in certain short-term instruments with maturities over three months when purchased, such as commercial paper, certificates of deposit and U.S. government obligations, which are generally accounted for at amortized cost. There were no such investments as of March 31, 2023. These short-term instruments totaled $304 million as of December 31, 2022. The carrying amounts of these investments approximate their fair values, which are primarily based on Level 2 inputs that use interest rates for instruments with similar terms and remaining maturities.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”), which opened in September 2021. Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of March 31, 2023, Universal Beijing Resort had $3.6 billion of debt outstanding, including $3.2 billion principal amount of a term loan outstanding under the debt financing agreement.
As of March 31, 2023, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $8.3 billion and $7.4 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.

Comcast Corporation
Note 7: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended March 31,
(in millions)	2023	2022
Weighted-average number of common shares outstanding – basic	4,208	4,512
Effect of dilutive securities	19	46
Weighted-average number of common shares outstanding – diluted	4,227	4,558
Antidilutive securities	202	70
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Antidilutive securities represent the number of potential common shares related to share-based compensation awards that were excluded from diluted EPS because their effect would have been antidilutive.
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2023	December 31, 2022
Cumulative translation adjustments	$(2,313)	$(3,093)
Deferred gains (losses) on cash flow hedges	131	193
Unrecognized gains (losses) on employee benefit obligations and other	284	290
Accumulated other comprehensive income (loss), net of deferred taxes	$(1,898)	$(2,611)
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of restricted share units (“RSUs”) and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2023, we granted 22 million RSUs and 57 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $36.62 per RSU and $8.33 per stock option.
During the three months ended March 31, 2023 and 2022, share-based compensation expense recognized in our condensed consolidated statements of income was $295 million and $300 million, respectively. As of March 31, 2023, we had unrecognized pretax compensation expense of $2.7 billion related to nonvested RSUs and nonvested stock options.
Note 8: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31,
(in millions)	2023	2022
Interest	$766	$747
Income taxes	$148	$90
Noncash Activities
During the three months ended March 31, 2023:
•we acquired $2.1 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.29 per common share paid in April 2023
During the three months ended March 31, 2022:
•we acquired $1.9 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.27 per common share paid in April 2022

Comcast Corporation
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts reported in our condensed consolidated statements of cash flows.

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$5,535	$4,749
Restricted cash included in other current assets and other noncurrent assets, net	42	33
Cash, cash equivalents and restricted cash, end of period	$5,577	$4,782
Note 9: Commitments and Contingencies
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and our 2022 Annual Report on Form 10-K.
Overview
We are a global media and technology company with two primary businesses: Connectivity & Platforms and Content & Experiences. We present the operations of (1) our Connectivity & Platforms business in two reportable business segments: Residential Connectivity & Platforms and Business Services Connectivity and (2) our Content & Experiences business in three reportable business segments: Media, Studios and Theme Parks. Refer to Note 2 for information on our reportable business segments, including a description of the segment change implemented in the first quarter of 2023. All amounts are presented under the new segment structure.
Consolidated Operating Results

	Three Months Ended March 31,		Change
(in millions, except per share data)	2023	2022	%
Revenue	$29,691	$31,010	(4.3)%
Costs and Expenses:
Programming and production	9,004	10,570	(14.8)
Marketing and promotion	1,963	2,062	(4.8)
Other operating and administrative	9,301	9,260	0.4
Depreciation	2,264	2,213	2.3
Amortization	1,513	1,335	13.3
Total costs and expenses	24,045	25,440	(5.5)
Operating income	5,646	5,569	1.4
Interest expense	(1,010)	(993)	1.6
Investment and other income (loss), net	607	188	NM
Income before income taxes	5,243	4,764	10.1
Income tax expense	(1,476)	(1,288)	14.6
Net income	3,767	3,476	8.4
Less: Net income (loss) attributable to noncontrolling interests	(67)	(73)	(8.4)
Net income attributable to Comcast Corporation	$3,834	$3,549	8.0%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.91	$0.79	15.2%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.91	$0.78	16.7%

Adjusted EBITDA(a)	$9,415	$9,150	2.9%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated revenue decreased for the three months ended March 31, 2023, driven by decreases in the Content & Experiences and Connectivity & Platforms businesses. Revenue for our reportable business segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated costs and expenses, excluding depreciation and amortization expense, decreased for the three months ended March 31, 2023, driven by decreases in the Content & Experiences and Connectivity & Platforms businesses, partially offset by an increase in Corporate and Other. Costs and expenses for our reportable business segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense increased for the three months ended March 31, 2023 primarily due to an increase in the amortization of software, partially offset by the impact of foreign currency.

Amortization expense from acquisition-related intangible assets totaled $556 million and $592 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense increased for the three months ended March 31, 2023 primarily due to higher weighted-average interest rates.
Consolidated investment and other income (loss), net increased for the three months ended March 31, 2023 compared to the same period in 2022.

	Three Months Ended March 31,
(in millions)	2023	2022
Equity in net income (losses) of investees, net	$485	$133
Realized and unrealized gains (losses) on equity securities, net	(6)	117
Other income (loss), net	128	(62)
Total investment and other income (loss), net	$607	$188
The change in investment and other income (loss), net was primarily due to our investment in Atairos and changes in other income (loss), net and realized and unrealized gains (losses) on equity securities, net. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $524 million and $78 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The change in other income (loss), net for the three months ended March 31, 2023 compared to the same period in 2022 primarily resulted from foreign exchange remeasurement losses in the prior year period, gains on insurance contracts compared to losses in the prior year period and increased interest income compared to the prior year period. The change in realized and unrealized gains (losses) on equity securities, net for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to gains on nonmarketable securities in the prior year period, partially offset by losses on marketable securities in the prior year period.
Consolidated income tax expense for the three months ended March 31, 2023 and 2022 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The increase in income tax expense for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by higher income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three months ended March 31, 2023 compared with the same period in 2022 primarily due to lower losses at Universal Beijing Resort as a result of increased operations in the current year period, partially offset by losses in our Xumo streaming platform joint venture in the current year.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our reportable business segments.
Connectivity & Platforms Results of Operations

	Three Months Ended March 31,		Change	Constant Currency Change(b)
(in millions)	2023	2022	%	%
Revenue
Residential Connectivity & Platforms	$17,869	$18,340	(2.6)%	(0.7)%
Business Services Connectivity	2,283	2,172	5.1	5.2
Total Connectivity & Platforms revenue	$20,153	$20,512	(1.8)%	(0.1)%
Adjusted EBITDA
Residential Connectivity & Platforms	$6,762	$6,611	2.3%	3.2%
Business Services Connectivity	1,332	1,233	8.0	7.9
Total Connectivity & Platforms Adjusted EBITDA	$8,093	$7,844	3.2%	3.9%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	37.8%	36.0%	180 bps	140 bps
Business Services Connectivity	58.3	56.8	150 bps	150 bps
Total Connectivity & Platforms Adjusted EBITDA margin	40.2%	38.2%	200 bps	160 bps
(a)Our Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our high-margin businesses and improving overall operating cost management. Change in Adjusted EBITDA margin reflects the year-over-year basis point change.
(b)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. Our customer relationships growth has slowed primarily reflecting continued low domestic household move levels and an increasingly competitive environment. We believe our residential connectivity revenue will increase as a result of growth in average domestic broadband revenue per customer, as well as increases in domestic wireless and international connectivity revenue. At the same time, we expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically partially mitigate the impact of continued rate increases on programming expenses. We also expect continued declines in other revenue in wireline voice revenue. Global economic conditions and consumer sentiment have in the past, and may continue to, adversely impact demand for our products and services and our results of operations. In addition, currency exchange rates have impacted our Residential Connectivity & Platforms segment results as a result of the strengthening of the U.S. dollar, relative primarily to the British pound and euro.
We believe our Business Services Connectivity segment will continue to grow by offering competitive services, including to medium-sized and enterprise customers.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	March 31,		Three Months Ended March 31,
(in thousands)	2023	2022(d)	2023	2022(d)
Customer relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	31,826	31,993	(34)	184
International Residential Connectivity & Platforms customer relationships(a)	18,051	17,908	111	(122)
Business Services Connectivity customer relationships(b)	2,630	2,592	5	19
Total Connectivity & Platforms customer relationships	52,507	52,494	82	81
Domestic broadband
Residential customers	29,815	29,836	3	253
Business customers	2,508	2,485	2	12
Total domestic broadband customers	32,324	32,320	5	264
Domestic wireless
Total domestic wireless lines(c)	5,668	4,298	355	318
Domestic video
Total domestic video customers	15,528	17,664	(614)	(512)
(a)Residential Connectivity & Platforms customer relationships generally represent the number of residential customer locations that subscribe to at least one of our services. International Residential Connectivity & Platforms customer relationships represent customers receiving Sky services in the Connectivity & Platforms markets. Previously reported total Sky customer relationships of approximately 23 million as of December 31, 2022 also included approximately 5 million customer relationships receiving Sky services outside of the Connectivity & Platforms markets. Because each of our services includes a variety of product tiers, which may change from time to time, net additions or losses in any one period will reflect a mix of customers at various tiers.
(b)Business Services Connectivity customer metrics are generally counted based on the number of locations receiving services, including locations within our distribution system in the United States, as well as locations outside of our distribution system both in the United States and internationally. Certain arrangements whereby third parties provide connectivity services leveraging our distribution system are also generally counted based on the number of locations served.
(c)Domestic wireless lines represent the number of residential and business customers’ wireless devices. An individual customer relationship may have multiple wireless lines.
(d)Customer metrics for 2022 have been updated to reflect the new segment presentation, and to align methodologies for counting business customer metrics to: (1) include locations receiving our services outside of our distribution system and (2) now count certain customers based on the number of locations receiving services, including arrangements whereby third parties provide connectivity services leveraging our distribution system. These changes in methodology were not material to any period presented.

	Three Months Ended March 31,		Change	Constant Currency Change(a)
	2023	2022	%	%
Average monthly total Connectivity & Platforms revenue per customer relationship	$128.04	$130.35	(1.8)%	(0.1)%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$51.42	$49.85	3.1%	3.9%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.

Average monthly total revenue per customer relationship is impacted by rate adjustments and changes in the types and levels of services received by our residential and business customers, as well as changes in advertising and other revenue and in foreign currency exchange rates. While revenue from our individual service offerings is also impacted by changes in the allocation of revenue among services sold in a bundle, the allocation does not impact average monthly total revenue per customer relationship. Each of our services has a different contribution to Adjusted EBITDA margin. We use average monthly Adjusted EBITDA per customer relationship to evaluate the profitability of our customer base across our service offerings. We believe both metrics are useful to understand the trends in our business, and average monthly Adjusted EBITDA per customer relationship is useful particularly as we continue to focus on growing our higher-margin businesses.

Connectivity & Platforms — Supplemental Costs and Expenses Information
Connectivity & Platforms supplemental costs and expenses information in the table below is presented on an aggregate basis across the Connectivity & Platforms segments as the segments use certain shared infrastructure, including the cable distribution network in the United States. Costs and expenses information reported separately for the Residential Connectivity & Platforms and Business Services Connectivity segments include each segment’s direct costs and an allocation of shared costs.

	Three Months Ended March 31,		Change	Constant Currency Change(g)
(in millions)	2023	2022	%	%
Costs and Expenses
Programming(a)	$4,600	$4,884	(5.8)%	(3.8)%
Technical and support(b)	1,830	1,949	(6.1)	(4.8)
Direct product costs(c)	1,401	1,339	4.7	10.2
Marketing and promotion(d)	1,202	1,332	(9.7)	(7.9)
Customer service(e)	709	736	(3.6)	(1.8)
Other(f)	2,317	2,429	(4.6)	(2.5)
Total Connectivity & Platforms costs and expenses	$12,059	$12,668	(4.8)%	(2.6)%
(a)Programming expenses, which represent our most significant operating expense, are the fees we incur to provide video services to our customers, and primarily include fees related to the distribution of television network programming and fees charged for retransmission of the signals from local broadcast television stations. These expenses also include the costs of content on the Sky-branded entertainment television channels, including amortization of licensed programming.
(b)Technical and support expenses primarily include costs for labor to complete service call and installation activities; and costs for network operations and satellite transmission, product development, fulfillment and provisioning.
(c)Direct product costs primarily include access fees related to using wireless and broadband networks owned by third parties to deliver our services and costs of products sold, including wireless devices and Sky Glass smart televisions.
(d)Marketing and promotion expenses include the costs associated with attracting new customers and promoting our service offerings.
(e)Customer service expenses include the personnel and other costs associated with customer service and certain selling activities.
(f)Other expenses primarily include administrative personnel costs; franchise and other regulatory fees; fees paid to third parties where we represent the advertising sales efforts; other business support costs, including building and office expenses, taxes and billing costs; and bad debt.
(g)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended March 31,		Change	Constant Currency Change(a)
(in millions)	2023	2022	%	%
Revenue
Domestic broadband	$6,343	$6,050	4.8%	4.8%
Domestic wireless	858	677	26.7	26.7
International connectivity	897	840	6.8	17.8
Total residential connectivity	8,099	7,568	7.0	8.1
Video	7,382	8,002	(7.7)	(5.5)
Advertising	907	1,073	(15.5)	(12.7)
Other	1,482	1,698	(12.7)	(10.5)
Total revenue	17,869	18,340	(2.6)	(0.7)
Costs and Expenses
Programming	4,600	4,884	(5.8)	(3.8)
Other	6,508	6,846	(4.9)	(2.3)
Total costs and expenses	11,108	11,729	(5.3)	(2.9)
Adjusted EBITDA	$6,762	$6,611	2.3%	3.2%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.

Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue consists of revenue from sales of broadband services to residential customers in the United States, including equipment and installation services. Domestic broadband revenue also includes revenue related to our customers’ use of Flex streaming devices and commission revenue related to sales of third-party direct-to-consumer (“DTC”) streaming services.
Domestic broadband revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in average rates.
Domestic wireless revenue consists of revenue from sales of wireless services and devices, including handsets, tablets and smart watches, to residential customers in the United States.
Domestic wireless revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 due to an increase in the number of customer lines and device sales.
International connectivity revenue consists of revenue from sales of broadband services, including equipment and installation services, wireless services and wireless devices to residential customers in the Connectivity & Platforms markets in Europe, as well as commission revenue related to sales of third-party DTC streaming services.
International connectivity revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 due to increases in wireless revenue, resulting from increases in sales of wireless devices and wireless services, and broadband revenue. Wireless and broadband revenues were negatively impacted by foreign currency.
Video revenue consists of revenue from sales of video services to residential and business customers across the Connectivity & Platforms markets, including equipment and installation services. Video includes pay-per-view and other transactional revenue and franchise fees, as well as revenue from sales of certain hardware, including Sky Glass smart televisions.
Video revenue decreased for the three months ended March 31, 2023 compared to the same period in 2022 due to a decline in the number of video customers and the negative impact of foreign currency, partially offset by an increase in average rates.
Advertising revenue includes revenue from the sale of advertising across our platforms in the Connectivity & Platforms markets, including advertising as part of our distribution agreements with linear television networks in the United States, and advertising on Sky-branded entertainment television channels and digital properties. Advertising also includes revenue where we represent the sales efforts of third parties and from our advanced advertising businesses.
Advertising revenue decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to overall market weakness, the negative impact of foreign currency and a decline in domestic political advertising in the current year period.
Other revenue includes revenue in the Connectivity & Platforms markets from sales of wireline voice services to residential customers; our residential security and automation services businesses; the licensing of our technology platforms to other multichannel video providers; the distribution of our Sky-branded entertainment television channels on third-party platforms; commissions from electronic retailing networks; and certain billing and collection fees.
Other revenue decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in voice revenue driven by a decline in the number of residential wireline voice customers and a decrease due to the negative impact of foreign currency.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decline in the number of domestic video subscribers and the impact of foreign currency, partially offset by domestic contractual rate increases and an increase in programming expenses for international sports channels.
Other expenses decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the impact of foreign currency, decreased spending on marketing and promotion, lower technical and support costs, and a decrease in fees paid to third-party channels relating to advertising sales. These decreases were partially offset by increased direct product costs associated with our wireless service resulting from increases in device sales and the number of customers receiving the service.

Business Services Connectivity Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Revenue	$2,283	$2,172	5.1%
Costs and expenses	952	938	1.4
Adjusted EBITDA	$1,332	$1,233	8.0%
Business services connectivity revenue primarily consists of revenue from our connectivity service offerings for small business locations, which include broadband, voice and wireless services, as well as our solutions for medium-sized customers and larger enterprises.
Business services connectivity revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in revenue from small business customers driven by an increase in average rates, and an increase in revenue from medium-sized and enterprise customers.
Business services connectivity costs and expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in direct product costs.
Content & Experiences Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Revenue
Media	$6,152	$7,758	(20.7)%
Studios	2,956	2,907	1.7
Theme Parks	1,949	1,560	24.9
Headquarters and Other	19	16	16.3
Eliminations	(817)	(901)	9.4
Total Content & Experiences revenue	$10,259	$11,339	(9.5)%
Adjusted EBITDA
Media	$880	$1,181	(25.5)%
Studios	277	245	13.3
Theme Parks	658	451	46.0
Headquarters and Other	(232)	(191)	(21.3)
Eliminations	24	(62)	NM
Total Content & Experiences Adjusted EBITDA	$1,607	$1,623	(1.0)%
Percentage changes that are considered not meaningful are denoted with NM.
We operate our Media segment as a combined television and streaming business. We expect that the number of subscribers and audience ratings at our linear networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by continued growth in Peacock paid subscribers and advertising revenue. We expect to continue to incur significant costs related to additional content and marketing at Peacock, with such costs increasing in 2023. Revenue and programming expenses are also impacted by the timing of certain sporting events, including the Olympics, Super Bowl and FIFA World Cup in 2022. Global economic conditions and consumer sentiment have in the past, and may continue to, adversely impact demand for our products and services and our results of operations. In addition, currency exchange rates have impacted revenue and programming and production costs at our international networks as a result of the strengthening of the U.S. dollar, relative primarily to the British pound and euro.
Our Studios segment generates revenue primarily from third parties and from licensing content to our Media segment. While results of operations for our Studios segment are not impacted, results for our total Content & Experiences business may be impacted as the Studios segment licenses content to the Media segment, including for Peacock, rather than licensing the content to third parties.

We continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including Epic Universe in Orlando, which we believe will have a positive impact on attendance and guest spending at our theme parks. Our results in prior periods were impacted by temporary restrictions and closures at our international theme parks due to COVID-19. In addition, currency exchange rates have impacted our international theme park results as a result of the strengthening of the U.S. dollar, particularly against the Japanese yen and Chinese yuan.
Media Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Revenue
Domestic advertising	$2,025	$3,310	(38.8)%
Domestic distribution	2,709	2,938	(7.8)
International networks	1,008	995	1.3
Other	410	515	(20.5)
Total revenue	6,152	7,758	(20.7)
Costs and Expenses
Programming and production	3,989	5,221	(23.6)
Marketing and promotion	305	426	(28.4)
Other	978	929	5.2
Total costs and expenses	5,272	6,577	(19.8)
Adjusted EBITDA	$880	$1,181	(25.5)%
Media Segment – Revenue
Revenue decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022. Excluding incremental revenue associated with our broadcasts of these events, revenue decreased for the three months ended March 31, 2023 driven by declines in domestic advertising and other revenue, partially offset by an increase in domestic distribution revenue.

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Total revenue	$6,152	$7,758	(20.7)%
Olympics and Super Bowl	—	1,481	NM
Total revenue, excluding Olympics and Super Bowl	$6,152	$6,276	(2.0)%
Total domestic advertising revenue	$2,025	$3,310	(38.8)%
Olympics and Super Bowl	—	1,154	NM
Domestic advertising revenue, excluding Olympics and Super Bowl	$2,025	$2,156	(6.1)%
Total domestic distribution revenue	$2,709	$2,938	(7.8)%
Olympics	—	327	NM
Domestic distribution revenue, excluding Olympics	$2,709	$2,611	3.8%
Percentage changes that are considered not meaningful are denoted with NM.
Domestic advertising revenue consists of revenue generated from sales of advertising on our television networks, Peacock and other digital properties operating predominantly in the United States.
Domestic advertising revenue decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022. Excluding the incremental revenue associated with our broadcasts of these events, domestic advertising revenue decreased for the three months ended March 31, 2023, primarily due to a decrease in revenue at our networks driven by continued audience ratings declines, partially offset by an increase in revenue at Peacock.
Domestic distribution revenue primarily includes revenue generated from the distribution of our television network programming for networks operating predominantly in the United States to traditional and virtual multichannel video providers, and from NBC-affiliated and Telemundo-affiliated local broadcast stations. Our revenue from distribution agreements is generally based on the number of subscribers receiving the programming and the fees charged per subscriber. Distribution revenue also includes Peacock subscription fees.

Domestic distribution revenue decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to our broadcast of the Beijing Olympics in the first quarter of 2022. Excluding the incremental revenue associated with our broadcast of the Beijing Olympics, domestic distribution revenue increased for the three months ended March 31, 2023 primarily due to an increase in Peacock paid subscribers, partially offset by a decrease in revenue at our networks. The decrease at our networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
International networks revenue consists of revenue generated by our networks operating predominantly outside the United States, including most of the Sky Sports channels. This revenue primarily results from the distribution of network programming to multichannel video providers and other platforms, as well as sales of advertising. A significant portion of this revenue comes from the Residential Connectivity & Platforms segment.
International networks revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in revenue associated with the distribution of sports channels, partially offset by a decrease from the negative impact of foreign currency.
Other revenue consists primarily of revenue from the licensing of our owned content and technology, and revenue generated by various digital properties.
Other revenue decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in content licensing.
* * *
Revenue included $685 million and $472 million related to Peacock for the three months ended March 31, 2023 and 2022, respectively. We had 22 million and 13 million paid subscribers of Peacock as of March 31, 2023 and 2022, respectively. Peacock paid subscribers represent customers from which Peacock receives a subscription fee on a retail or wholesale basis. Paid subscribers do not include certain customers that receive Peacock as part of bundled services where Peacock does not receive fees.
Media Segment – Costs and Expenses
Programming and production costs include the amortization of owned and licensed programming, including sports rights, direct production costs, production overhead, on-air talent costs and costs associated with the distribution of our programming to third-party networks and other distribution platforms.
Programming and production costs decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to costs associated with our broadcast of the Beijing Olympics and Super Bowl in the prior year period, partially offset by higher programming costs at Peacock. International sports programming costs remained consistent with the prior year period driven by a decrease due to the impact of foreign currency, offset by the shift of certain European football matches and the related programming expense to the first half of 2023 due to timing of the 2022 FIFA World Cup.
Marketing and promotion expenses consist primarily of the costs associated with promoting our networks, Peacock and other digital properties.
Marketing and promotion expenses decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to lower costs related to marketing for entertainment programming and for Peacock.
Other expenses include salaries, employee benefits, rent and other overhead expenses.
Other expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in costs related to Peacock.
* * *
Costs and expenses included $1.4 billion and $928 million related to Peacock for the three months ended March 31, 2023 and 2022, respectively.

Studios Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Revenue
Content licensing	$2,344	$2,429	(3.5)%
Theatrical	319	168	90.1
Other	292	310	(5.6)
Total revenue	2,956	2,907	1.7
Costs and Expenses
Programming and production	2,101	2,122	(1.0)
Marketing and promotion	397	327	21.6
Other	180	213	(15.7)
Total costs and expenses	2,678	2,662	0.6
Adjusted EBITDA	$277	$245	13.3%
Studios Segment – Revenue
Content licensing revenue relates to the licensing of our owned film and television content in the United States and internationally to television networks and DTC streaming service providers, as well as through video on demand and pay-per-view services provided by multichannel video providers and OTT service providers.
Content licensing revenue decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the timing of when content was made available by our television studios under licensing agreements, partially offset by the timing of when content was made available by our film studios.
Theatrical revenue relates to the worldwide distribution of our produced and acquired films for exhibition in movie theaters.
Theatrical revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the strong performances of recent releases, including Puss in Boots: The Last Wish and M3GAN.
Other revenue consists primarily of the sale of physical and digital home entertainment products, as well as the production and licensing of live stage plays and the distribution of content produced by third parties.
Studios Segment – Costs and Expenses
Programming and production costs include the amortization of capitalized film and television production and acquisition costs; residuals and participations expenses; and distribution expenses. The costs associated with producing film and television content have generally increased in recent years and may continue to increase in the future.
Programming and production costs decreased for the three months ended March 31, 2023 compared to the same period in 2022 due to lower costs associated with content licensing sales, partially offset by higher costs associated with theatrical releases in the current year period.
Marketing and promotion expenses consist primarily of expenses associated with advertising for our theatrical releases.
Marketing and promotion expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher spending on recent and upcoming theatrical film releases in the current year period.
Other expenses include salaries, employee benefits, rent and other overhead expenses.
Theme Parks Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Revenue	$1,949	$1,560	24.9%
Costs and expenses	1,291	1,109	16.4
Adjusted EBITDA	$658	$451	46.0%

Theme parks segment revenue primarily relates to guest spending at our theme parks, including ticket sales and in-park spending and our consumer products business.
Theme parks revenue increased for the three months ended March 31, 2023 compared to the same period in 2022 driven by an increase at our international theme parks, which had COVID-19 related restrictions in the prior year period, partially offset by the negative impact of foreign currency, and an increase in our domestic theme parks primarily due to higher attendance driven by the opening of Super Nintendo World at our theme park in Hollywood in the current year period.
Theme parks segment costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.
Theme parks costs and expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher costs associated with increased guest attendance.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Revenue	$19	$16	16.3%
Costs and expenses	251	208	20.9
Adjusted EBITDA	$(232)	$(191)	(21.3)%
Headquarters and Other expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Revenue	$(817)	$(901)	(9.4)%
Costs and expenses	(841)	(839)	0.3
Adjusted EBITDA	$24	$(62)	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between segments in our Content & Experiences business, the most significant being content licensing between the Studios and Media segments, which are affected by the timing of recognition of content licenses.
Eliminations increase or decrease to the extent that additional content is made available to our other segments. Refer to Note 2 for additional information on transactions between our segments.
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Revenue	$707	$713	(0.9)%
Costs and expenses	995	948	5.0
Adjusted EBITDA	$(288)	$(235)	(22.9)%
Corporate and Other primarily includes overhead and personnel costs; Sky operations outside of the Connectivity & Platforms markets; Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture beginning in June 2022.
Corporate and Other revenue for the three months ended March 31, 2023 remained consistent with the same period in 2022. Corporate and Other expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to costs related to Xumo. We expect to continue to incur increased costs in 2023 related to Xumo.

Eliminations

	Three Months Ended March 31,		Change
(in millions)	2023	2022	%
Revenue	$(1,427)	$(1,554)	(8.2)%
Costs and expenses	(1,430)	(1,472)	(2.8)
Adjusted EBITDA	$3	$(82)	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between our Connectivity & Platforms, Content & Experiences and other businesses, the most significant being distribution of television network programming between the Media and Residential Connectivity & Platforms segments. Eliminations of transactions between segments within Content & Experiences are presented separately. Amounts in the prior year reflect increased eliminations associated with the Beijing Olympics in the first quarter of 2022. Refer to Note 2 for additional information on transactions between our segments.
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2023	2022
Net income (loss) attributable to Comcast Corporation	$3,834	$3,549
Net income (loss) attributable to noncontrolling interests	(67)	(73)
Income tax expense	1,476	1,288
Interest expense	1,010	993
Investment and other (income) loss, net	(607)	(188)
Depreciation	2,264	2,213
Amortization	1,513	1,335
Adjustments(a)	(8)	33
Adjusted EBITDA	$9,415	$9,150
(a)Amounts represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio.
Constant Currency
Constant currency and constant currency growth rates are non-GAAP financial measures that present our results of operations excluding the estimated effects of foreign currency exchange rate fluctuations. Certain of our businesses, including Connectivity & Platforms, have operations outside the United States that are conducted in local currencies. As a result, the comparability of the financial results reported in U.S. dollars is affected by changes in foreign currency exchange rates. In our Connectivity & Platforms business, we use constant currency and constant currency growth rates to evaluate the underlying performance of the businesses, and we believe they are helpful for investors because such measures present operating results on a comparable basis year over year to evaluate their underlying performance.
Constant currency and constant currency growth rates are calculated by comparing the results for each comparable prior year period adjusted to reflect the average exchange rates from each current year period presented, rather than the actual exchange rates that were in effect during the respective periods.
Reconciliation of Connectivity & Platforms Constant Currency

	Three Months Ended March 31, 2022
(in millions, except per customer data)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$18,340	$(347)	$17,993
Business Services Connectivity	2,172	(1)	2,171
Total Connectivity & Platforms revenue	$20,512	$(349)	$20,163
Adjusted EBITDA
Residential Connectivity & Platforms	$6,611	$(58)	$6,553
Business Services Connectivity	1,233	1	1,234
Total Connectivity & Platforms Adjusted EBITDA	$7,844	$(57)	$7,787
Adjusted EBITDA Margin
Residential Connectivity & Platforms	36.0%	40 bps	36.4%
Business Services Connectivity	56.8	- bps	56.8
Total Connectivity & Platforms Adjusted EBITDA margin	38.2%	40 bps	38.6%

	Three Months Ended March 31, 2022
(in millions, except per customer data)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$130.35	$(2.21)	$128.14
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$49.85	$(0.37)	$49.48

	Three Months Ended March 31, 2022
(in millions, except per customer data)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and expenses
Programming	$4,884	$(103)	$4,781
Technical and support	1,949	(27)	1,922
Direct product costs	1,339	(68)	1,271
Marketing and promotion	1,332	(26)	1,306
Customer service	736	(14)	722
Other	2,429	(53)	2,376
Total Connectivity & Platforms costs and expenses	$12,668	$(291)	$12,377
Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three Months Ended March 31, 2022
(in millions, except per customer data)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,050	$—	$6,050
Domestic wireless	677	—	677
International connectivity	840	(78)	762
Total residential connectivity	7,568	(78)	7,489
Video	8,002	(191)	7,811
Advertising	1,073	(35)	1,038
Other	1,698	(43)	1,655
Total revenue	18,340	(347)	17,993
Costs and Expenses
Programming	4,884	(103)	4,781
Other	6,846	(187)	6,659
Total costs and expenses	11,729	(289)	11,440
Adjusted EBITDA	$6,611	$(58)	$6,553
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
Liquidity and Capital Resources

	Three Months Ended March 31,
(in billions)	2023	2022
Cash provided by operating activities	$7.2	$7.3
Cash used in investing activities	$(3.4)	$(2.6)
Cash used in financing activities	$(3.1)	$(4.5)

(in billions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$5.5	$4.7
Short-term and long-term debt	$95.5	$94.8

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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of March 31, 2023, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31,
(in millions)	2023	2022
Operating income	$5,646	$5,569
Depreciation and amortization	3,777	3,548
Noncash share-based compensation	359	376
Changes in operating assets and liabilities	(1,731)	(1,475)
Payments of interest	(766)	(747)
Payments of income taxes	(148)	(90)
Proceeds from investments and other	91	75
Net cash provided by operating activities	$7,228	$7,257
The variance in changes in operating assets and liabilities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to the timing of sporting events, including the Beijing Olympics and Super Bowl in the prior year period, and the 2022 FIFA World Cup, which impacted the timing of collections on receivables, recognition of deferred revenue and amortization, and related payments for our film and television costs.
Investing Activities
Net cash used in investing activities increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to increased capital expenditures, increased cash paid for intangible assets related to software development and increased purchases of investments in the current year period. These increases were partially offset by proceeds from the maturity of short-term investments and decreased cash paid related to the construction of Universal Beijing Resort in the current year period. Capital expenditures, which are our most significant recurring investing activity, increased for the three months ended March 31, 2023 compared to the same period in 2022, primarily reflecting increased spending on scalable infrastructure and line extensions by the Connectivity & Platforms businesses and increased spending on the development of the Epic Universe theme park in Orlando.
Financing Activities
Net cash used in financing activities decreased for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in the repurchases of common stock under our share repurchase program and employee plans, and higher proceeds from borrowings in the current year period, partially offset by repayments of short-term borrowings in the current year period.
In February 2023, we issued $1.0 billion aggregate principal amount of fixed-rate senior notes maturing in 2033. An amount equal to the net proceeds from these notes is intended to finance or refinance one or more green projects, assets or activities that meet certain specified eligibility criteria.
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

Share Repurchases and Dividends
During the three months ended March 31, 2023, we repurchased a total of 52.5 million shares of our Class A common stock for $2.0 billion. As of March 31, 2023, we had $14.0 billion remaining under our existing share repurchase program. Under this authorization, which does not have an expiration date, we expect to repurchase additional shares of our Class A common stock in the open market or in private transactions, subject to market and other conditions.
In addition, we paid $177 million for the three months ended March 31, 2023 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2023, we paid dividends of $1.2 billion. and our Board of Directors approved an 7.4% increase in our dividend to $1.16 per share on an annualized basis and approved our first quarter dividend of $0.29 per share, which was paid in April 2023. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
Debt and Guarantee Structure

(in billions)	March 31, 2023	December 31, 2022
Debt Subject to Cross-Guarantees
Comcast	$88.9	$88.4
Comcast Cable(a)	0.9	0.9
NBCUniversal(a)	1.6	1.6
	91.4	90.9
Debt Subject to One-Way Guarantees
Sky	5.3	5.2
Other(a)	0.1	0.1
	5.4	5.3
Debt Not Guaranteed
Universal Beijing Resort(b)	3.6	3.5
Other	1.3	1.3
	4.9	4.8
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.1)	(6.2)
Total debt	$95.5	$94.8
(a)NBCUniversal Media, LLC (“NBCUniversal”), Comcast Cable Communications, LLC (“Comcast Cable”) and Comcast Holdings Corporation (“Comcast Holdings”), which is included within other debt subject to one-way guarantees, are each consolidated subsidiaries subject to the periodic reporting requirements of the SEC. The guarantee structures and related disclosures in this section, together with Exhibit 22, satisfy these reporting obligations.
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
As of March 31, 2023 and December 31, 2022, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $130 billion and $128 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $18 billion and $30 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
One-Way Guarantees
Comcast provides full and unconditional guarantees of certain debt issued by Sky Limited (“Sky”), including all of its senior notes, and other consolidated subsidiaries not subject to the periodic reporting requirements of the SEC.
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
As of March 31, 2023 and December 31, 2022, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $99 billion and $97 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $16 billion and $28 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
Following the change in presentation of our segment operating results in the first quarter of 2023, we reassessed our reporting units related to goodwill and concluded that our reporting units are the same as our reportable business segments. See Note 2 for additional information.
We believe our judgments and related estimates associated with the valuation and impairment testing of goodwill are critical in the preparation of our consolidated financial statements. We assessed goodwill for impairment in connection with our change in segment presentation in the first quarter of 2023. Based on our assessment, no impairment was required, and the estimated fair values of our new reporting units substantially exceeded their carrying values.
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2022 Annual Report on Form 10-K and there have been no material changes to this information.
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

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
See Note 9 included in this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2022 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast's common stock repurchases during the three months ended March 31, 2023.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
January 1-31, 2023	18,067,935	$39.02	18,067,935	$704,999,938	$15,295,000,242
February 1-28, 2023	18,484,904	$38.68	18,484,904	$714,999,672	$14,580,000,570
March 1-31, 2023	15,992,196	$36.27	15,992,196	$579,999,715	$14,000,000,855
Total	52,545,035	$38.06	52,545,035	$1,999,999,325	$14,000,000,855
(a)Effective September 13, 2022, our Board of Directors approved a new share repurchase program authorization of $20 billion. Under the new authorization, which does not have an expiration date, we expect to repurchase additional shares, which may be in the open market or in private transactions, subject to market and other conditions.
ITEM 6: EXHIBITS

Exhibit No.	Description
22	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22 to Comcast's Annual Report on Form 10-K for the year ended December 31, 2022).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the Securities and Exchange Commission on April 27, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document).
*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: April 27, 2023