Form 10-Q
period 2023-06-30
COMCAST CORP
filed 2023-07-27
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 15, 2023, there were 4,115,688,549 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2023. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue	$30,513	$30,016	$60,205	$61,026
Costs and Expenses:
Programming and production	8,849	8,887	17,853	19,457
Marketing and promotion	2,100	2,196	4,063	4,258
Other operating and administrative	9,317	9,098	18,618	18,358
Depreciation	2,195	2,162	4,459	4,375
Amortization	1,343	1,306	2,856	2,641
Total costs and expenses	23,804	23,649	47,849	49,089
Operating income	6,709	6,367	12,355	11,936
Interest expense	(998)	(968)	(2,007)	(1,962)
Investment and other income (loss), net	15	(897)	622	(709)
Income before income taxes	5,726	4,502	10,970	9,266
Income tax expense	(1,537)	(1,261)	(3,013)	(2,548)
Net income	4,189	3,241	7,957	6,717
Less: Net income (loss) attributable to noncontrolling interests	(59)	(155)	(126)	(227)
Net income attributable to Comcast Corporation	$4,248	$3,396	$8,082	$6,945
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.02	$0.76	$1.93	$1.55
Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.02	$0.76	$1.92	$1.54
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$4,189	$3,241	$7,957	$6,717
Currency translation adjustments, net of deferred taxes of $(20), $42, $(22) and $289	490	(2,957)	1,268	(3,873)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $14, $(1), $23 and $(38)	(7)	129	(22)	294
Realized (gains) losses reclassified to net income, net of deferred taxes of $8, $(11), $16 and $(16)	(50)	(45)	(97)	(62)
Employee benefit obligations and other, net of deferred taxes of $1, $2, $3 and $5	(4)	(12)	(10)	(21)
Comprehensive income	4,619	356	9,096	3,055
Less: Net income (loss) attributable to noncontrolling interests	(59)	(155)	(126)	(227)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(36)	(41)	(39)	(13)
Comprehensive income attributable to Comcast Corporation	$4,714	$552	$9,261	$3,295
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Operating Activities
Net income	$7,957	$6,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,315	7,016
Share-based compensation	668	675
Noncash interest expense (income), net	140	165
Net (gain) loss on investment activity and other	(354)	864
Deferred income taxes	296	(31)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(92)	(338)
Film and television costs, net	58	651
Accounts payable and accrued expenses related to trade creditors	(718)	78
Other operating assets and liabilities	(843)	(2,214)
Net cash provided by operating activities	14,426	13,584
Investing Activities
Capital expenditures	(5,627)	(4,270)
Cash paid for intangible assets	(1,577)	(1,383)
Construction of Universal Beijing Resort	(104)	(168)
Proceeds from sales of businesses and investments	369	108
Purchases of investments	(593)	(1,164)
Other	6	86
Net cash provided by (used in) investing activities	(7,528)	(6,792)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(660)	—
Proceeds from borrowings	6,044	166
Repurchases and repayments of debt	(3,001)	(254)
Repurchases of common stock under repurchase program and employee plans	(4,227)	(6,288)
Dividends paid	(2,387)	(2,377)
Other	(260)	116
Net cash provided by (used in) financing activities	(4,492)	(8,636)
Impact of foreign currency on cash, cash equivalents and restricted cash	14	(76)
Increase (decrease) in cash, cash equivalents and restricted cash	2,420	(1,920)
Cash, cash equivalents and restricted cash, beginning of period	4,782	8,778
Cash, cash equivalents and restricted cash, end of period	$7,202	$6,859
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$7,146	$4,749
Receivables, net	12,980	12,672
Other current assets	4,796	4,406
Total current assets	24,922	21,826
Film and television costs	12,641	12,560
Investments	7,761	7,250
Investment securing collateralized obligation	480	490
Property and equipment, net of accumulated depreciation of $57,955 and $56,939	56,851	55,485
Goodwill	59,042	58,494
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $28,411 and $25,860	28,761	29,308
Other noncurrent assets, net	12,323	12,497
Total assets	$262,147	$257,275
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$12,213	$12,544
Accrued participations and residuals	1,812	1,770
Deferred revenue	3,327	2,380
Accrued expenses and other current liabilities	7,876	9,450
Current portion of long-term debt	2,524	1,743
Collateralized obligation	5,173	—
Total current liabilities	32,925	27,887
Long-term debt, less current portion	94,972	93,068
Collateralized obligation	—	5,172
Deferred income taxes	29,052	28,714
Other noncurrent liabilities	20,280	20,395
Commitments and contingencies
Redeemable noncontrolling interests	239	411
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,995,591,433 and 5,083,466,045; outstanding, 4,122,800,405 and 4,210,675,017	50	51
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,118	39,412
Retained earnings	53,900	51,609
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(1,432)	(2,611)
Total Comcast Corporation shareholders’ equity	84,119	80,943
Noncontrolling interests	559	684
Total equity	84,679	81,627
Total liabilities and equity	$262,147	$257,275
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Redeemable Noncontrolling Interests
Balance, beginning of period	$422	$513	$411	$519
Contributions from (distributions to) noncontrolling interests, net	(8)	(8)	(15)	(33)
Other	(171)	—	(171)	—
Net income (loss)	(3)	8	14	27
Balance, end of period	$239	$513	$239	$513

Class A Common Stock
Balance, beginning of period	$50	$53	$51	$54
Issuances (repurchases) of common stock under repurchase program and employee plans	—	(1)	(1)	(1)
Balance, end of period	$50	$53	$50	$53

Additional Paid-In Capital
Balance, beginning of period	$39,262	$39,926	$39,412	$40,173
Share-based compensation	250	235	543	521
Repurchases of common stock under repurchase program and employee plans	(386)	(481)	(907)	(1,076)
Issuances of common stock under employee plans	82	83	158	150
Other	(89)	88	(87)	83
Balance, end of period	$39,118	$39,852	$39,118	$39,852

Retained Earnings
Balance, beginning of period	$52,524	$61,555	$51,609	$61,902
Repurchases of common stock under repurchase program and employee plans	(1,664)	(2,540)	(3,352)	(5,210)
Dividends declared	(1,208)	(1,203)	(2,439)	(2,428)
Net income	4,248	3,396	8,082	6,945
Balance, end of period	$53,900	$61,209	$53,900	$61,209

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,898)	$674	$(2,611)	$1,480
Other comprehensive income (loss)	466	(2,844)	1,179	(3,650)
Balance, end of period	$(1,432)	$(2,170)	$(1,432)	$(2,170)

Noncontrolling Interests
Balance, beginning of period	$612	$1,300	$684	$1,398
Other comprehensive income (loss)	(36)	(41)	(39)	(13)
Contributions from (distributions to) noncontrolling interests, net	41	35	56	—
Other	(2)	1	(2)	1
Net income (loss)	(55)	(163)	(139)	(254)
Balance, end of period	$559	$1,132	$559	$1,132
Total equity	$84,679	$92,558	$84,679	$92,558
Cash dividends declared per common share	$0.29	$0.27	$0.58	$0.54
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
The year-end condensed consolidated balance sheets were derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2022 Annual Report on Form 10-K and the notes within this Quarterly Report on Form 10-Q.
Reclassifications
Reclassifications have been made to our notes to condensed consolidated financial statements for the prior year periods to conform to classifications used in 2023. See Note 2 for a discussion of the changes in our presentation of segment operating results.
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

Comcast Corporation
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

	Three Months Ended June 30,
	2023		2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Revenue(a)	Adjusted EBITDA(b)
Connectivity & Platforms
Residential Connectivity & Platforms	$18,068	$7,024	$18,131	$6,733
Business Services Connectivity	2,292	1,322	2,203	1,263
Connectivity & Platforms	20,360	8,346	20,335	7,995
Content & Experiences
Media	6,195	1,244	6,188	1,520
Studios	3,087	255	3,117	(3)
Theme Parks	2,209	833	1,804	632
Headquarters and Other	13	(200)	8	(137)
Eliminations(a)	(631)	56	(664)	23
Content & Experiences	10,873	2,187	10,453	2,034
Corporate and Other	654	(303)	617	(167)
Eliminations(a)	(1,373)	14	(1,389)	(36)
Comcast Consolidated	$30,513	$10,244	$30,016	$9,827

	Six Months Ended June 30,
	2023		2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Revenue(a)	Adjusted EBITDA(b)
Connectivity & Platforms
Residential Connectivity & Platforms	$35,937	$13,785	$36,472	$13,344
Business Services Connectivity	4,575	2,654	4,375	2,496
Connectivity & Platforms	40,512	16,439	40,846	15,840
Content & Experiences
Media	12,347	2,124	13,946	2,701
Studios	6,043	532	6,023	242
Theme Parks	4,158	1,490	3,364	1,082
Headquarters and Other	31	(432)	24	(329)
Eliminations(a)	(1,448)	81	(1,566)	(39)
Content & Experiences	21,131	3,795	21,792	3,658
Corporate and Other	1,360	(591)	1,330	(402)
Eliminations(a)	(2,799)	17	(2,943)	(119)
Comcast Consolidated	$60,205	$19,659	$61,026	$18,977

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Connectivity & Platforms
Residential Connectivity & Platforms	$43	$50	$96	$107
Business Services Connectivity	11	11	11	11
Content & Experiences
Media	1,164	1,117	2,332	2,420
Studios	747	833	1,709	1,858
Theme Parks	—	—	—	—
Headquarters and Other	5	6	13	18
Corporate and Other	33	36	87	94
Total intersegment revenue	$2,003	$2,053	$4,247	$4,509
(b)We use Adjusted EBITDA as the measure of profit or loss for our operating segments. From time to time we may report the impact of certain events, gains, losses or other charges related to our operating segments within Corporate and Other. Our reconciliation of the aggregate amount of Adjusted EBITDA for our segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Adjusted EBITDA	$10,244	$9,827	$19,659	$18,977
Adjustments	3	9	11	(24)
Depreciation	(2,195)	(2,162)	(4,459)	(4,375)
Amortization	(1,343)	(1,306)	(2,856)	(2,641)
Interest expense	(998)	(968)	(2,007)	(1,962)
Investment and other income (loss), net	15	(897)	622	(709)
Income (loss) before income taxes	$5,726	$4,502	$10,970	$9,266
Adjustments represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio.

Comcast Corporation
Goodwill by Segment
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2023 are presented in the table below.

		Connectivity & Platforms		Content & Experiences
(in billions)	Cable Communications	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Sky	Corporate and Other	Total
Balance, December 31, 2022
Goodwill	$16.2	$—	$—	$14.7	$3.7	$5.8	$26.0	$—	$66.4
Accumulated impairment losses(a)	—	—	—	—	—	—	(7.9)	—	(7.9)
	$16.2	$—	$—	$14.7	$3.7	$5.8	$18.1	$—	$58.5
Segment change	(16.2)	27.4	2.2	4.7	—	—	(18.1)	—	—
Foreign currency translation and other	—	0.7	—	0.3	—	(0.4)	—	—	0.5
Balance, June 30, 2023
Goodwill	$—	$34.4	$2.2	$21.9	$3.7	$5.3	$—	$—	$67.5
Accumulated impairment losses(a)	—	(6.3)	—	(2.2)	—	—	—	—	(8.5)
	$—	$28.1	$2.2	$19.7	$3.7	$5.3	$—	$—	$59.0
(a) Amounts relate to 2022 impairment related to Sky allocated to the new segments on a consistent basis with goodwill. Amounts are impacted by foreign currency translation each period.

Comcast Corporation
Note 3: Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Domestic broadband	$6,377	$6,107	$12,720	$12,158
Domestic wireless	869	722	1,727	1,399
International connectivity	1,002	791	1,900	1,631
Total residential connectivity	8,248	7,620	16,346	15,187
Video	7,358	7,793	14,741	15,795
Advertising	993	1,112	1,900	2,185
Other	1,469	1,607	2,950	3,305
Total Residential Connectivity & Platforms	18,068	18,131	35,937	36,472

Total Business Services Connectivity	2,292	2,203	4,575	4,375
Total Connectivity & Platforms	20,360	20,335	40,512	40,846

Domestic advertising	2,027	2,131	4,051	5,441
Domestic distribution	2,615	2,558	5,325	5,496
International networks	1,035	970	2,043	1,965
Other	518	529	928	1,044
Total Media	6,195	6,188	12,347	13,946

Content licensing	1,821	2,269	4,165	4,698
Theatrical	913	550	1,232	718
Other	354	298	646	607
Total Studios	3,087	3,117	6,043	6,023

Total Theme Parks	2,209	1,804	4,158	3,364

Headquarters and Other	13	8	31	24
Eliminations(a)	(631)	(664)	(1,448)	(1,566)
Total Content & Experiences	10,873	10,453	21,131	21,792

Corporate and Other	654	617	1,360	1,330
Eliminations(a)	(1,373)	(1,389)	(2,799)	(2,943)
Total revenue	$30,513	$30,016	$60,205	$61,026
(a)Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for a description of these transactions.
Condensed Consolidated Balance Sheets
The following tables summarize our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheets that relate to the recognition of revenue and collection of the related cash.

(in millions)	June 30, 2023	December 31, 2022
Receivables, gross	$13,692	$13,407
Less: Allowance for credit losses	713	736
Receivables, net	$12,980	$12,672

(in millions)	June 30, 2023	December 31, 2022
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,838	$1,887
Noncurrent deferred revenue (included in other noncurrent liabilities)	$781	$735

Comcast Corporation
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	June 30, 2023	December 31, 2022
Receivables, net	$1,523	$1,388
Noncurrent receivables, net (included in other noncurrent assets, net)	1,065	1,023
Total	$2,588	$2,411
Note 4: Programming and Production Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Video distribution programming	$3,191	$3,288	$6,381	$6,713
Film and television content:
Owned(a)	2,804	2,919	5,539	5,426
Licensed, including sports rights	2,461	2,377	5,193	6,702
Other	393	304	740	616
Total programming and production costs	$8,849	$8,887	$17,853	$19,457
(a) Amount includes amortization of owned content of $2.0 billion and $4.3 billion for the three and six months ended June 30, 2023, respectively, and $2.4 billion and $4.4 billion for the three and six months ended June 30, 2022, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	June 30, 2023	December 31, 2022
Owned:
In production and in development	$3,126	$3,210
Completed, not released	367	130
Released, less amortization	4,465	4,634
	7,958	7,974
Licensed, including sports advances	4,683	4,586
Film and television costs	$12,641	$12,560
Note 5: Long-Term Debt
As of June 30, 2023, our debt had a carrying value of $97.5 billion and an estimated fair value of $90.5 billion. As of December 31, 2022, our debt had a carrying value of $94.8 billion and an estimated fair value of $86.9 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Comcast Corporation
Note 6: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Equity in net income (losses) of investees, net	$(80)	$(413)	$405	$(280)
Realized and unrealized gains (losses) on equity securities, net	(38)	(321)	(44)	(205)
Other income (loss), net	133	(162)	261	(224)
Investment and other income (loss), net	$15	$(897)	$622	$(709)
The amount of unrealized gains (losses), net recognized in the three months ended June 30, 2023 and 2022 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(41) million and $(333) million, respectively. The amount of unrealized gains (losses), net recognized in the six months ended June 30, 2023 and 2022 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(66) million and $(251) million, respectively.
Investments

(in millions)	June 30, 2023	December 31, 2022
Equity method	$6,500	$5,421
Marketable equity securities	82	96
Nonmarketable equity securities	1,526	1,653
Other investments	380	972
Total investments	8,488	8,142
Less: Current investments	247	402
Less: Investment securing collateralized obligation	480	490
Noncurrent investments	$7,761	$7,250
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the six months ended June 30, 2023 and 2022 was $142 million and $67 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the six months ended June 30, 2023 and 2022, we made cash capital contributions to Atairos totaling $28 million and $26 million, respectively. As of June 30, 2023 and December 31, 2022, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $4.7 billion and $4.3 billion, respectively. As of June 30, 2023, our remaining unfunded capital commitment was $1.5 billion.
Hulu and Collateralized Obligation
In 2019, we borrowed $5.2 billion under a term loan facility due March 2024 which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. As of both June 30, 2023 and December 31, 2022, the carrying value and estimated fair value of our collateralized obligation were each $5.2 billion. The estimated fair values were based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities. We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheets in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method and, as a result, is less than its fair value.

Comcast Corporation
Other Investments
Other investments include investments in certain short-term instruments with maturities over three months when purchased, such as commercial paper, certificates of deposit and U.S. government obligations, which are generally accounted for at amortized cost. These short-term instruments totaled $162 million and $304 million as of June 30, 2023 and December 31, 2022, respectively. The carrying amounts of these investments approximate their fair values, which are primarily based on Level 2 inputs that use interest rates for instruments with similar terms and remaining maturities. Proceeds from short-term instruments for the six months ended June 30, 2023 were $304 million and there were no proceeds for the six months ended June 30, 2022. Purchases of short-term instruments for the six months ended June 30, 2023 and 2022 were $162 million and $1.0 billion, respectively.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”), which opened in September 2021. Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of June 30, 2023, Universal Beijing Resort had $3.4 billion of debt outstanding, including $3.0 billion principal amount of a term loan outstanding under the debt financing agreement.
As of June 30, 2023, our condensed consolidated balance sheets included assets and liabilities of Universal Beijing Resort totaling $7.8 billion and $7.1 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 7: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Weighted-average number of common shares outstanding – basic	4,165	4,457	4,186	4,485
Effect of dilutive securities	18	25	19	35
Weighted-average number of common shares outstanding – diluted	4,183	4,482	4,205	4,520
Antidilutive securities	230	182	216	126
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Antidilutive securities represent the number of potential common shares related to share-based compensation awards that were excluded from diluted EPS because their effect would have been antidilutive.
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2023	December 31, 2022
Cumulative translation adjustments	$(1,786)	$(3,093)
Deferred gains (losses) on cash flow hedges	74	193
Unrecognized gains (losses) on employee benefit obligations and other	280	290
Accumulated other comprehensive income (loss), net of deferred taxes	$(1,432)	$(2,611)
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

Comcast Corporation
During the three months ended June 30, 2023 and 2022, share-based compensation expense recognized in our condensed consolidated statements of income was $252 million and $246 million, respectively. During the six months ended June 30, 2023 and 2022, share-based compensation expense recognized in our condensed consolidated statements of income was $547 million and $546 million, respectively. As of June 30, 2023, we had unrecognized pretax compensation expense of $2.4 billion related to nonvested RSUs and nonvested stock options.
Note 8: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Six Months Ended June 30,
(in millions)	2023	2022
Interest	$1,823	$1,644
Income taxes	$2,384	$2,841
Noncash Activities
During the six months ended June 30, 2023:
•we acquired $2.2 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.29 per common share paid in July 2023
During the six months ended June 30, 2022:
•we acquired $1.9 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.27 per common share paid in July 2022
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the total of the amounts reported in our condensed consolidated statements of cash flows.

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$7,146	$4,749
Restricted cash included in other current assets and other noncurrent assets, net	55	33
Cash, cash equivalents and restricted cash, end of period	$7,202	$4,782
Note 9: Commitments and Contingencies
Contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such proceedings and claims is not expected to materially affect our results of operations, cash flows or financial position, any litigation resulting from any such legal proceedings or claims could be time-consuming and injure our reputation.

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
Consolidated Operating Results

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per share data)	2023	2022	%	2023	2022	%
Revenue	$30,513	$30,016	1.7%	$60,205	$61,026	(1.3)%
Costs and Expenses:
Programming and production	8,849	8,887	(0.4)	17,853	19,457	(8.2)
Marketing and promotion	2,100	2,196	(4.4)	4,063	4,258	(4.6)
Other operating and administrative	9,317	9,098	2.4	18,618	18,358	1.4
Depreciation	2,195	2,162	1.5	4,459	4,375	1.9
Amortization	1,343	1,306	2.8	2,856	2,641	8.1
Total costs and expenses	23,804	23,649	0.7	47,849	49,089	(2.5)
Operating income	6,709	6,367	5.4	12,355	11,936	3.5
Interest expense	(998)	(968)	3.0	(2,007)	(1,962)	2.3
Investment and other income (loss), net	15	(897)	NM	622	(709)	NM
Income before income taxes	5,726	4,502	27.2	10,970	9,266	18.4
Income tax expense	(1,537)	(1,261)	21.9	(3,013)	(2,548)	18.2
Net income	4,189	3,241	29.2	7,957	6,717	18.5
Less: Net income (loss) attributable to noncontrolling interests	(59)	(155)	(61.8)	(126)	(227)	(44.7)
Net income attributable to Comcast Corporation	$4,248	$3,396	25.1%	$8,082	$6,945	16.4%
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.02	$0.76	34.2%	$1.93	$1.55	24.5%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.02	$0.76	34.2%	$1.92	$1.54	24.7%

Adjusted EBITDA(a)	$10,244	$9,827	4.2%	$19,659	$18,977	3.6%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 27 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated revenue increased for the three months ended June 30, 2023 primarily driven by increases in the Content & Experiences business and in Corporate and Other. Consolidated revenue decreased for the six months ended June 30, 2023, primarily driven by a decrease in the Content & Experiences business, partially offset by an increase in Corporate and Other. Revenue for our reportable business segments and other businesses is discussed separately below under the heading “Segment Operating Results.”

Consolidated costs and expenses, excluding depreciation and amortization expense, remained consistent with the prior year period for the three months ended June 30, 2023 driven by increases in the Content & Experiences business and in Corporate and Other, offset by a decrease in the Connectivity & Platforms business. Consolidated costs and expenses, excluding depreciation and amortization expense, decreased for the six months ended June 30, 2023, driven by decreases in the Connectivity & Platforms and Content & Experiences businesses, partially offset by an increase in Corporate and Other. Costs and expenses for our reportable business segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense increased for the three months ended June 30, 2023 primarily due to increased depreciation at our theme parks. Consolidated depreciation and amortization increased for the six months ended June 30, 2023 primarily due to an increase in the amortization of software, partially offset by the impact of foreign currency.
Amortization expense from acquisition-related intangible assets totaled $572 million and $1.1 billion for the three and six months ended June 30, 2023, respectively, and $568 million and $1.2 billion for the three and six months ended June 30, 2022, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense increased for the three and six months ended June 30, 2023 primarily due to higher weighted-average interest rates and increases in average debt outstanding.
Consolidated investment and other income (loss), net increased for the three and six months ended June 30, 2023 compared to the same periods in 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Equity in net income (losses) of investees, net	$(80)	$(413)	$405	$(280)
Realized and unrealized gains (losses) on equity securities, net	(38)	(321)	(44)	(205)
Other income (loss), net	133	(162)	261	(224)
Total investment and other income (loss), net	$15	$(897)	$622	$(709)
The changes in investment and other income (loss), net for the three and six months ended June 30, 2023 were primarily due to equity in net income (losses) of investees, net driven by our investment in Atairos, as well as due to changes in other income (loss), net and realized and unrealized gains (losses) on equity securities, net. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $(23) million and $501 million for the three and six months ended June 30, 2023, respectively, and $(454) million and $(376) million for the three and six months ended June 30, 2022, respectively.
The change in other income (loss), net for the three months ended June 30, 2023 primarily resulted from gains on insurance contracts compared to losses in the prior year period and foreign exchange remeasurement losses in the prior year period compared to gains in the current year period. The change in other income (loss), net for the six months ended June 30, 2023 primarily resulted from foreign exchange remeasurement losses in the prior year period compared to gains in the current year period, gains on insurance contracts compared to losses in the prior year period and increased interest income compared to the prior year period.
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended June 30, 2023 was primarily due to losses on marketable and nonmarketable securities in the prior year period. The change in realized and unrealized gains (losses) on equity securities, net for the six months ended June 30, 2023 was primarily due to losses on marketable securities in the prior year period.
Consolidated income tax expense for the three and six months ended June 30, 2023 and 2022 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The increases in income tax expense for the three and six months ended June 30, 2023 compared to the same periods in 2022 were primarily driven by higher income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three and six months ended June 30, 2023 compared with the same periods in 2022 primarily due to lower losses at Universal Beijing Resort as a result of increased operations in the current year periods, partially offset by losses in our Xumo streaming platform joint venture in the current year periods.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our reportable business segments.
Connectivity & Platforms Results of Operations

	Three Months Ended June 30,		Change	Constant Currency Change(b)	Six Months Ended June 30,		Change	Constant Currency Change(b)
(in millions)	2023	2022	%	%	2023	2022	%	%
Revenue
Residential Connectivity & Platforms	$18,068	$18,131	(0.4)%	(0.5)%	$35,937	$36,472	(1.5)%	(0.6)%
Business Services Connectivity	2,292	2,203	4.0	4.0	4,575	4,375	4.6	4.6
Total Connectivity & Platforms revenue	$20,360	$20,335	0.1%	—%	$40,512	$40,846	(0.8)%	—%
Adjusted EBITDA
Residential Connectivity & Platforms	$7,024	$6,733	4.3%	4.3%	$13,785	$13,344	3.3%	3.7%
Business Services Connectivity	1,322	1,263	4.7	4.7	2,654	2,496	6.3	6.3
Total Connectivity & Platforms Adjusted EBITDA	$8,346	$7,995	4.4%	4.3%	$16,439	$15,840	3.8%	4.1%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	38.9%	37.1%	180 bps	180 bps	38.4%	36.6%	180 bps	160 bps
Business Services Connectivity	57.7	57.3	40 bps	40 bps	58.0	57.1	90 bps	90 bps
Total Connectivity & Platforms Adjusted EBITDA margin	41.0%	39.3%	170 bps	170 bps	40.6%	38.8%	180 bps	170 bps
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
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. Our customer relationships growth has slowed primarily reflecting continued low domestic household move levels and an increasingly competitive environment. We believe our residential connectivity revenue will increase as a result of growth in average domestic broadband revenue per customer, as well as increases in domestic wireless and international connectivity revenue. At the same time, we expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically partially mitigate the impact of continued rate increases on programming expenses. We also expect continued declines in other revenue in wireline voice revenue. Global economic conditions and consumer sentiment have in the past, and may continue to, adversely impact demand for our products and services and our results of operations. In addition, currency exchange rate fluctuations between the U.S. dollar and the British pound and euro impacted our Residential Connectivity & Platforms segment results during the six months ended June 30, 2023 as compared to the prior year period.
We believe our Business Services Connectivity segment will continue to grow by offering competitive services, including to medium-sized and enterprise customers.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022(d)	2023	2022	2023	2022(d)
Customer Relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	31,761	31,955	(65)	(38)	(100)	146
International Residential Connectivity & Platforms customer relationships(a)	17,884	17,788	(167)	(120)	(55)	(242)
Business Services Connectivity customer relationships(b)	2,635	2,608	5	16	10	35
Total Connectivity & Platforms customer relationships	52,280	52,351	(228)	(143)	(145)	(62)
Domestic Broadband
Residential customers	29,796	29,826	(20)	(10)	(17)	243
Business customers	2,509	2,497	1	13	3	24
Total domestic broadband customers	32,305	32,323	(19)	3	(14)	267
Domestic Wireless
Total domestic wireless lines(c)	5,984	4,615	316	317	671	635
Domestic Video
Total domestic video customers	14,985	17,144	(543)	(521)	(1,157)	(1,032)
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

	Three Months Ended June 30,		Change	Constant Currency Change(a)	Six Months Ended June 30,		Change	Constant Currency Change(a)
	2023	2022	%	%	2023	2022	%	%
Average monthly total Connectivity & Platforms revenue per customer relationship	$129.53	$129.30	0.2%	—%	$128.97	$129.96	(0.8)%	—%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$53.10	$50.84	4.4%	4.4%	$52.33	$50.40	3.8%	4.2%
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

	Three Months Ended June 30,		Change	Constant Currency Change(g)	Six Months Ended June 30,		Change	Constant Currency Change(g)
(in millions)	2023	2022	%	%	2023	2022	%	%
Costs and Expenses
Programming(a)	$4,579	$4,679	(2.1)%	(2.4)%	$9,178	$9,563	(4.0)%	(3.1)%
Technical and support(b)	1,828	1,916	(4.6)	(4.7)	3,658	3,865	(5.3)	(4.7)
Direct product costs(c)	1,408	1,329	6.0	5.5	2,809	2,667	5.3	7.8
Marketing and promotion(d)	1,213	1,296	(6.4)	(6.6)	2,415	2,628	(8.1)	(7.3)
Customer service(e)	696	720	(3.4)	(3.5)	1,405	1,455	(3.5)	(2.7)
Other(f)	2,290	2,399	(4.5)	(4.7)	4,608	4,829	(4.6)	(3.6)
Total Connectivity & Platforms costs and expenses	$12,014	$12,339	(2.6)%	(2.9)%	$24,073	$25,007	(3.7)%	(2.7)%
(a)Programming expenses, which represent our most significant operating expense, are the fees we incur to provide video services to our customers, and primarily include fees related to the distribution of television network programming and fees charged for retransmission of the signals from local broadcast television stations. These expenses also include the costs of content on the Sky-branded entertainment television channels, including amortization of licensed content.
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
Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended June 30,		Change	Constant Currency Change(a)	Six Months Ended June 30,		Change	Constant Currency Change(a)
(in millions)	2023	2022	%	%	2023	2022	%	%
Revenue
Domestic broadband	$6,377	$6,107	4.4%	4.4%	$12,720	$12,158	4.6%	4.6%
Domestic wireless	869	722	20.4	20.4	1,727	1,399	23.5	23.5
International connectivity	1,002	791	26.7	25.9	1,900	1,631	16.5	21.9
Total residential connectivity	8,248	7,620	8.2	8.2	16,346	15,187	7.6	8.2
Video	7,358	7,793	(5.6)	(5.8)	14,741	15,795	(6.7)	(5.6)
Advertising	993	1,112	(10.7)	(10.9)	1,900	2,185	(13.0)	(11.8)
Other	1,469	1,607	(8.6)	(8.8)	2,950	3,305	(10.7)	(9.6)
Total revenue	18,068	18,131	(0.4)	(0.5)	35,937	36,472	(1.5)	(0.6)
Costs and Expenses
Programming	4,579	4,679	(2.1)	(2.4)	9,178	9,563	(4.0)	(3.1)
Other	6,465	6,720	(3.8)	(4.0)	12,973	13,565	(4.4)	(3.1)
Total costs and expenses	11,044	11,399	(3.1)	(3.3)	22,152	23,128	(4.2)	(3.1)
Adjusted EBITDA	$7,024	$6,733	4.3%	4.3%	$13,785	$13,344	3.3%	3.7%
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
Domestic broadband revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to increases in average rates.
Domestic wireless revenue consists of revenue from sales of wireless services and devices, including handsets, tablets and smart watches, to residential customers in the United States.
Domestic wireless revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to increases in the number of customer lines.
International connectivity revenue consists of revenue from sales of broadband services, including equipment and installation services, wireless services and wireless devices to residential customers in the Connectivity & Platforms markets in Europe, as well as commission revenue related to sales of third-party DTC streaming services.
International connectivity revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to increases in wireless revenue, resulting from increases in sales of wireless devices and wireless services, and in broadband revenue. Wireless and broadband revenues were negatively impacted by foreign currency in the six months ended June 30, 2023.
Video revenue consists of revenue from sales of video services to residential and business customers across the Connectivity & Platforms markets, including equipment and installation services. Video revenue includes pay-per-view and other transactional revenue and franchise fees, as well as revenue from sales of certain hardware, including Sky Glass smart televisions.
Video revenue decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to declines in the number of video customers, partially offset by increases in average rates. The decrease for the six months ended June 30, 2023 also includes the negative impact of foreign currency.
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
Advertising revenue decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to declines in domestic political advertising and overall market weakness in the current year periods.
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
Other revenue decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to decreases in voice revenue driven by declines in the number of residential wireline voice customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to declines in the number of domestic video subscribers, partially offset by domestic contractual rate increases and increases in programming expenses for international sports channels. The decrease for the six months ended June 30, 2023 also includes the impact of foreign currency.
Other expenses decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to decreased spending on marketing and promotion, lower technical and support costs, a decrease in fees paid to third-party channels relating to advertising sales, and lower customer service expenses. These decreases were partially offset by increased direct product costs associated with our wireless service resulting from increases in device sales and the number of customers receiving our wireless service. The decrease for the six months ended June 30, 2023 also includes the impact of foreign currency.

Business Services Connectivity Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$2,292	$2,203	4.0%	$4,575	$4,375	4.6%
Costs and expenses	970	941	3.1	1,921	1,879	2.3
Adjusted EBITDA	$1,322	$1,263	4.7%	$2,654	$2,496	6.3%
Business services connectivity revenue primarily consists of revenue from our connectivity service offerings for small business locations, which include broadband, voice and wireless services, as well as our solutions for medium-sized customers and larger enterprises.
Business services connectivity revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to increases in revenue from small business customers driven by increases in average rates, and due to increases in revenue from medium-sized and enterprise customers.
Business services connectivity costs and expenses increased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to increases in marketing and promotion expenses and in direct product costs.
Business services connectivity costs and expenses increased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to increases in direct product costs and in marketing and promotion expenses.
Content & Experiences Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue
Media	$6,195	$6,188	0.1%	$12,347	$13,946	(11.5)%
Studios	3,087	3,117	(0.9)	6,043	6,023	0.3
Theme Parks	2,209	1,804	22.4	4,158	3,364	23.6
Headquarters and Other	13	8	60.5	31	24	30.6
Eliminations	(631)	(664)	5.0	(1,448)	(1,566)	7.5
Total Content & Experiences revenue	$10,873	$10,453	4.0%	$21,131	$21,792	(3.0)%
Adjusted EBITDA
Media	$1,244	$1,520	(18.2)%	$2,124	$2,701	(21.4)%
Studios	255	(3)	NM	532	242	120.1
Theme Parks	833	632	31.8	1,490	1,082	37.7
Headquarters and Other	(200)	(137)	(45.6)	(432)	(329)	(31.5)
Eliminations	56	23	141.8	81	(39)	NM
Total Content & Experiences Adjusted EBITDA	$2,187	$2,034	7.5%	$3,795	$3,658	3.7%
Percentage changes that are considered not meaningful are denoted with NM.
We operate our Media segment as a combined television and streaming business. We expect that the number of subscribers and audience ratings at our linear networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by continued growth in paid subscribers and advertising revenue at Peacock. We expect to continue to incur significant costs related to additional content and marketing at Peacock, with such costs increasing in 2023. Revenue and programming expenses are also impacted by the timing of certain sporting events, including the Olympics, Super Bowl and FIFA World Cup in 2022. Global economic conditions and consumer sentiment have in the past, and may continue to, adversely impact demand for our products and services and our results of operations. In addition, currency exchange rate fluctuations between the U.S. dollar and the British pound and euro impacted revenue and programming and production costs at our international networks during the six months ended June 30, 2023 as compared to the prior year period.

Our Studios segment generates revenue primarily from third parties and from licensing content to our Media segment. While results of operations for our Studios segment are not impacted, results for our total Content & Experiences business may be impacted as the Studios segment licenses content to the Media segment, including for Peacock, rather than licensing the content to third parties.
We continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including Epic Universe in Orlando, which we believe will have a positive impact on attendance and guest spending at our theme parks. Our results in prior periods were impacted by temporary restrictions and closures at our international theme parks due to COVID-19. In addition, currency exchange rates have impacted our international theme park results as a result of the strength of the U.S. dollar, particularly against the Japanese yen and Chinese yuan.
Media Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue
Domestic advertising	$2,027	$2,131	(4.9)%	$4,051	$5,441	(25.5)%
Domestic distribution	2,615	2,558	2.2	5,325	5,496	(3.1)
International networks	1,035	970	6.7	2,043	1,965	3.9
Other	518	529	(2.0)	928	1,044	(11.1)
Total revenue	6,195	6,188	0.1	12,347	13,946	(11.5)
Costs and Expenses
Programming and production	3,634	3,405	6.7	7,624	8,626	(11.6)
Marketing and promotion	341	291	17.0	646	717	(9.9)
Other	976	972	0.4	1,953	1,901	2.7
Total costs and expenses	4,951	4,669	6.0	10,223	11,245	(9.1)
Adjusted EBITDA	$1,244	$1,520	(18.2)%	$2,124	$2,701	(21.4)%
Media Segment – Revenue
Revenue for the three months ended June 30, 2023 remained consistent compared to the same period in 2022 primarily due to increases in international networks revenue and domestic distribution revenue, offset by a decrease in domestic advertising revenue.
Revenue decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022. Excluding incremental revenue associated with our broadcasts of these events, revenue decreased for the six months ended June 30, 2023 driven by declines in domestic advertising and other revenue, partially offset by an increase in domestic distribution revenue and international networks revenue.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Total revenue	$6,195	$6,188	0.1%	$12,347	$13,946	(11.5)%
Olympics and Super Bowl	—	—	NM	—	1,481	NM
Total revenue, excluding Olympics and Super Bowl	$6,195	$6,188	0.1%	$12,347	$12,465	(0.9)%
Total domestic advertising revenue	$2,027	$2,131	(4.9)%	$4,051	$5,441	(25.5)%
Olympics and Super Bowl	—	—	NM	—	1,154	NM
Domestic advertising revenue, excluding Olympics and Super Bowl	$2,027	$2,131	(4.9)%	$4,051	$4,287	(5.5)%
Total domestic distribution revenue	$2,615	$2,558	2.2%	$5,325	$5,496	(3.1)%
Olympics	—	—	NM	—	327	NM
Domestic distribution revenue, excluding Olympics	$2,615	$2,558	2.2%	$5,325	$5,169	3.0%
Percentage changes that are considered not meaningful are denoted with NM.

Domestic advertising revenue consists of revenue generated from sales of advertising on our television networks, Peacock and other digital properties operating predominantly in the United States.
Domestic advertising revenue decreased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to a decrease in revenue at our networks, partially offset by an increase in revenue at Peacock.
Domestic advertising revenue decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022. Excluding the incremental revenue associated with our broadcasts of these events, domestic advertising revenue decreased for the six months ended June 30, 2023, primarily due to a decrease in revenue at our networks, partially offset by an increase in revenue at Peacock.
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
Domestic distribution revenue increased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in Peacock paid subscribers, partially offset by a decrease in revenue at our networks. The decrease at our networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
Domestic distribution revenue decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to our broadcast of the Beijing Olympics in the first quarter of 2022. Excluding the incremental revenue associated with our broadcast of the Beijing Olympics, domestic distribution revenue increased for the six months ended June 30, 2023 primarily due to an increase in Peacock paid subscribers, partially offset by a decrease in revenue at our networks. The decrease at our networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
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
International networks revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to increases in revenue associated with the distribution of sports channels. The increase for the six months ended June 30, 2023 was partially offset by the negative impact of foreign currency.
Other revenue consists primarily of revenue from the licensing of our owned content and technology, and revenue generated by various digital properties.
Other revenue decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to decreases in content licensing, partially offset by increases in revenue from licensing our technology.
* * *
Revenue included $820 million and $1.5 billion related to Peacock for the three and six months ended June 30, 2023, respectively. Revenue included $444 million and $916 million related to Peacock for the three and six months ended June 30, 2022, respectively. We had 24 million and 13 million paid subscribers of Peacock as of June 30, 2023 and 2022, respectively. Peacock paid subscribers represent customers from which Peacock receives a subscription fee on a retail or wholesale basis. Paid subscribers do not include certain customers that receive Peacock as part of bundled services where Peacock does not receive fees.
Media Segment – Costs and Expenses
Programming and production costs include the amortization of owned and licensed content, including sports rights, direct production costs, production overhead, on-air talent costs and costs associated with the distribution of our programming to third-party networks and other distribution platforms.
Programming and production costs increased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to higher programming costs at Peacock and increased international sports programming costs driven by the shift of certain European football matches and the related programming expense to the first half of 2023 due to timing of the 2022 FIFA World Cup, partially offset by a decrease in content costs for our entertainment television networks.

Programming and production costs decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to costs associated with our broadcast of the Beijing Olympics and Super Bowl in the prior year period and a decrease in content costs for our entertainment television networks, partially offset by higher programming costs at Peacock and an increase in international sports programming costs. The increase in international sports programming costs was driven by the timing of the 2022 FIFA World Cup, partially offset by the impact of foreign currency.
Marketing and promotion expenses consist primarily of the costs associated with promoting our networks, Peacock and other digital properties.
Marketing and promotion expenses increased for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to higher marketing costs related to Peacock.
Marketing and promotion expenses decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to lower costs related to marketing for entertainment programming, partially offset by increased marketing spend at Peacock.
Other expenses include salaries, employee benefits, rent and other overhead expenses.
Other expenses increased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in costs related to Peacock.
* * *
Costs and expenses included $1.5 billion and $2.9 billion related to Peacock for the three and six months ended June 30, 2023 respectively. Costs and expenses included $912 million and $1.8 billion related to Peacock for the three and six months ended June 30, 2022, respectively.
Studios Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue
Content licensing	$1,821	$2,269	(19.8)%	$4,165	$4,698	(11.3)%
Theatrical	913	550	65.9	1,232	718	71.6
Other	354	298	19.0	646	607	6.4
Total revenue	3,087	3,117	(0.9)	6,043	6,023	0.3
Costs and Expenses
Programming and production	2,196	2,392	(8.2)	4,297	4,514	(4.8)
Marketing and promotion	443	531	(16.6)	840	858	(2.1)
Other	194	196	(1.2)	374	409	(8.7)
Total costs and expenses	2,833	3,120	(9.2)	5,511	5,782	(4.7)
Adjusted EBITDA	$255	$(3)	NM	$532	$242	120.1%
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
Content licensing revenue decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to the timing of when content was made available by our television studios under licensing agreements, partially offset by the timing of when content was made available by our film studios.
Theatrical revenue relates to the worldwide distribution of our produced and acquired films for exhibition in movie theaters.
Theatrical revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to recent releases, including The Super Mario Bros. Movie and Fast X.
Other revenue consists primarily of the sale of physical and digital home entertainment products, as well as the production and licensing of live stage plays and the distribution of content produced by third parties.
Other revenue increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily driven by increased sales of home entertainment products and increased revenue related to our live stage plays.

Studios Segment – Costs and Expenses
Programming and production costs include the amortization of capitalized film and television production and acquisition costs; residuals and participations expenses; and distribution expenses. The costs associated with producing film and television content have generally increased in recent years and may continue to increase in the future.
Programming and production costs decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to lower costs associated with content licensing sales, partially offset by higher costs associated with theatrical releases in the current year periods.
Marketing and promotion expenses consist primarily of expenses associated with advertising for our theatrical releases.
Marketing and promotion expenses decreased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to decreased spending on recent and upcoming theatrical film releases in the current year periods.
Other expenses include salaries, employee benefits, rent and other overhead expenses.
Theme Parks Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$2,209	$1,804	22.4%	$4,158	$3,364	23.6%
Costs and expenses	1,376	1,173	17.4	2,668	2,282	16.9
Adjusted EBITDA	$833	$632	31.8%	$1,490	$1,082	37.7%
Theme parks segment revenue primarily relates to guest spending at our theme parks, including ticket sales and in-park spending and our consumer products business.
Theme parks revenue increased for the three months ended June 30, 2023 compared to the same period in 2022 driven by increases at our international theme parks, which had COVID-19 related restrictions during certain periods in the prior year period, partially offset by the negative impacts of foreign currency. Domestic theme parks revenue remained consistent with the prior year period primarily due to higher revenue at our theme park in Hollywood in the current year period driven by the opening of Super Nintendo World, offset by lower revenue at our theme park in Orlando, which continues to be above pre-pandemic levels.
Theme parks revenue increased for the six months ended June 30, 2023 compared to the same period in 2022 driven by increases at our international theme parks, which had COVID-19 related restrictions during certain periods in the prior year period, partially offset by the negative impacts of foreign currency and increases in our domestic theme parks primarily due to higher revenue at our theme park in Hollywood in the current year period driven by the opening of Super Nintendo World, partially offset by lower revenue at our theme park in Orlando, which continues to be above pre-pandemic levels.
Theme parks segment costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.
Theme parks costs and expenses increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to higher costs primarily associated with increased guest attendance.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$13	$8	60.5%	$31	$24	30.6%
Costs and expenses	212	145	46.4	463	353	31.4
Adjusted EBITDA	$(200)	$(137)	(45.6)%	$(432)	$(329)	(31.5)%
Headquarters and Other expenses include overhead, personnel costs and costs associated with corporate initiatives.

Eliminations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$(631)	$(664)	(5.0)%	$(1,448)	$(1,566)	(7.5)%
Costs and expenses	(687)	(688)	(0.1)	(1,528)	(1,527)	0.1
Adjusted EBITDA	$56	$23	(141.8)%	$81	$(39)	NM
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
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$654	$617	6.0%	$1,360	$1,330	2.3%
Costs and expenses	957	784	22.1	1,952	1,731	12.7
Adjusted EBITDA	$(303)	$(167)	(81.4)%	$(591)	$(402)	(47.3)%
Corporate and Other primarily includes overhead and personnel costs; Sky operations outside of the Connectivity & Platforms markets; Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture beginning in June 2022.
Corporate and Other costs and expenses increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to increased costs related to Xumo and increased costs related to our Sky operations outside of the Connectivity & Platforms markets. We expect to continue to incur increased costs related to Xumo in 2023.
Eliminations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$(1,373)	$(1,389)	(1.2)%	$(2,799)	$(2,943)	(4.9)%
Costs and expenses	(1,386)	(1,353)	2.5	(2,816)	(2,824)	(0.3)
Adjusted EBITDA	$14	$(36)	NM	$17	$(119)	NM
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss) attributable to Comcast Corporation	$4,248	$3,396	$8,082	$6,945
Net income (loss) attributable to noncontrolling interests	(59)	(155)	(126)	(227)
Income tax expense	1,537	1,261	3,013	2,548
Interest expense	998	968	2,007	1,962
Investment and other (income) loss, net	(15)	897	(622)	709
Depreciation	2,195	2,162	4,459	4,375
Amortization	1,343	1,306	2,856	2,641
Adjustments(a)	(3)	(9)	(11)	24
Adjusted EBITDA	$10,244	$9,827	$19,659	$18,977
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

Reconciliation of Connectivity & Platforms Constant Currency

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$18,131	$31	$18,162	$36,472	$(318)	$36,154
Business Services Connectivity	2,203	—	2,203	4,375	(1)	4,374
Total Connectivity & Platforms revenue	$20,335	$30	$20,365	$40,846	$(318)	$40,528
Adjusted EBITDA
Residential Connectivity & Platforms	$6,733	$3	$6,736	$13,344	$(56)	$13,288
Business Services Connectivity	1,263	(1)	1,262	2,496	—	2,496
Total Connectivity & Platforms Adjusted EBITDA	$7,995	$3	$7,998	$15,840	$(55)	$15,785
Adjusted EBITDA Margin
Residential Connectivity & Platforms	37.1%	- bps	37.1%	36.6%	20 bps	36.8%
Business Services Connectivity	57.3	- bps	57.3	57.1	- bps	57.1
Total Connectivity & Platforms Adjusted EBITDA margin	39.3%	- bps	39.3%	38.8%	10 bps	38.9%

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$129.30	$0.19	$129.49	$129.96	$(1.01)	$128.95
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$50.84	$0.02	$50.86	$50.40	$(0.18)	$50.22

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and expenses
Programming	$4,679	$11	$4,690	$9,563	$(92)	$9,471
Technical and support	1,916	2	1,918	3,865	(25)	3,840
Direct product costs	1,329	5	1,334	2,667	(62)	2,605
Marketing and promotion	1,296	3	1,299	2,628	(23)	2,605
Customer service	720	1	721	1,455	(12)	1,443
Other	2,399	5	2,404	4,829	(49)	4,780
Total Connectivity & Platforms costs and expenses	$12,339	$28	$12,367	$25,007	$(263)	$24,744

Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions, except per customer data)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,107	$—	$6,107	$12,158	$—	$12,158
Domestic wireless	722	—	722	1,399	—	1,399
International connectivity	791	5	796	1,631	(73)	1,558
Total residential connectivity	7,620	5	7,625	15,187	(73)	15,114
Video	7,793	19	7,812	15,795	(172)	15,623
Advertising	1,112	3	1,115	2,185	(32)	2,153
Other	1,607	3	1,610	3,305	(41)	3,264
Total revenue	18,131	31	18,162	36,472	(318)	36,154
Costs and Expenses
Programming	4,679	11	4,690	9,563	(92)	9,471
Other	6,720	16	6,736	13,565	(170)	13,395
Total costs and expenses	11,399	27	11,426	23,128	(262)	22,866
Adjusted EBITDA	$6,733	$3	$6,736	$13,344	$(56)	$13,288
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
Liquidity and Capital Resources

	Six Months Ended June 30,
(in billions)	2023	2022
Cash provided by operating activities	$14.4	$13.6
Cash used in investing activities	$(7.5)	$(6.8)
Cash used in financing activities	$(4.5)	$(8.6)

(in billions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$7.1	$4.7
Short-term and long-term debt	$97.5	$94.8
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of June 30, 2023, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion.

Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30,
(in millions)	2023	2022
Operating income	$12,355	$11,936
Depreciation and amortization	7,315	7,016
Noncash share-based compensation	668	675
Changes in operating assets and liabilities	(1,975)	(1,715)
Payments of interest	(1,823)	(1,644)
Payments of income taxes	(2,384)	(2,841)
Proceeds from investments and other	269	155
Net cash provided by operating activities	$14,426	$13,584
The variance in changes in operating assets and liabilities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily related to the timing of amortization and related payments for our film and television costs, including the impacts of sporting events, and the recognition of deferred revenue.
The increase in payments of interest for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to cash proceeds from the settlement of interest rate swaps related to the collateralized obligation in the prior year period.
The decrease in payments of income taxes for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher payments in the prior year relating to the preceding tax year.
Investing Activities
Net cash used in investing activities increased for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to increased capital expenditures and increased cash paid for intangible assets related to software development. These increases were partially offset by decreased purchases of short-term investments, increased proceeds from the maturity of short-term investments and decreased cash paid related to the construction of Universal Beijing Resort in the current year period. Capital expenditures, which are our most significant recurring investing activity, increased for the six months ended June 30, 2023 compared to the same period in 2022, primarily reflecting increased spending by the Connectivity & Platforms businesses primarily on scalable infrastructure and line extensions, and increased spending on the development of the Epic Universe theme park in Orlando.
Financing Activities
Net cash used in financing activities decreased for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to higher proceeds from borrowings in the current year period and a decrease in the repurchases of common stock under our share repurchase program and employee plans, partially offset by higher repurchases and repayments of debt and repayments of short-term borrowings in the current year period.
In May 2023, we issued $5.0 billion aggregate principal amount of fixed-rate senior notes maturing between 2029 and 2064, of which $2.9 billion was used to purchase senior notes maturing in 2024 and 2025. In February 2023, we issued $1.0 billion aggregate principal amount of fixed-rate senior notes maturing in 2033 and an amount equal to the net proceeds from this issuance is intended to finance or refinance one or more green projects, assets or activities that meet certain specified eligibility criteria.
For the six months ended June 30, 2023, we made total debt repayments of $3.0 billion, including the $2.9 billion purchase of senior notes.
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
Share Repurchases and Dividends
During the six months ended June 30, 2023, we repurchased a total of 103.1 million shares of our Class A common stock for $4.0 billion. As of June 30, 2023, we had $12.0 billion remaining under our existing share repurchase program. Under this authorization, which does not have an expiration date, we expect to repurchase additional shares of our Class A common stock in the open market or in private transactions, subject to market and other conditions.

In addition, we paid $227 million for the six months ended June 30, 2023 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2023, our Board of Directors approved a 7.4% increase in our dividend to $1.16 per share on an annualized basis. During the six months ended June 30, 2023, we paid dividends of $2.4 billion. In May 2023, our Board of Directors approved our second quarter dividend of $0.29 per share, which was paid in July 2023. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
Debt and Guarantee Structure

(in billions)	June 30, 2023	December 31, 2022
Debt Subject to Cross-Guarantees
Comcast	$91.8	$88.4
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.9	0.9
	94.4	90.9
Debt Subject to One-Way Guarantees
Sky	4.5	5.2
Other(a)	0.1	0.1
	4.7	5.3
Debt Not Guaranteed
Universal Beijing Resort(b)	3.4	3.5
Other	1.2	1.3
	4.6	4.8
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.2)	(6.2)
Total debt	$97.5	$94.8
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

As of June 30, 2023 and December 31, 2022, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $132 billion and $128 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $18 billion and $30 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of June 30, 2023 and December 31, 2022, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $101 billion and $97 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $16 billion and $28 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast's common stock repurchases during the three months ended June 30, 2023.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
April 1-30, 2023	15,778,092	$38.03	15,778,092	$599,999,977	$13,400,000,878
May 1-31, 2023	17,268,955	$40.25	17,268,955	$694,999,898	$12,705,000,980
June 1-30, 2023	17,462,393	$40.37	17,462,393	$705,000,087	$12,000,000,893
Total	50,509,440	$39.60	50,509,440	$1,999,999,962	$12,000,000,893
(a)Effective September 13, 2022, our Board of Directors approved a new share repurchase program authorization of $20 billion. Under the authorization, which does not have an expiration date, we expect to repurchase additional shares, which may be in the open market or in private transactions, subject to market and other conditions.
ITEM 5: OTHER INFORMATION
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Comcast Corporation 2023 Omnibus Equity Incentive Plan, effective June 7, 2023 (incorporated by reference to Exhibit 10.1 to Comcast's Current Report on Form 8-K filed June 9, 2023).
10.2*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective June 7, 2023 (incorporated by reference to Exhibit 10.2 to Comcast's Current Report on Form 8-K filed June 9, 2023).
10.3*	Comcast Corporation Non-Employee Director Compensation Plan, as amended and restated effective July 11, 2023.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2023, filed with the Securities and Exchange Commission on July 27, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the iXBRL document).
*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: July 27, 2023