Form 10-Q
period 2023-09-30
COMCAST CORP
filed 2023-10-26
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 15, 2023, there were 4,015,635,374 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2023. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenue	$30,115	$29,849	$90,319	$90,874
Costs and Expenses:
Programming and production	8,652	8,949	26,506	28,406
Marketing and promotion	1,866	2,066	5,929	6,324
Other operating and administrative	9,629	9,344	28,247	27,701
Depreciation	2,203	2,150	6,662	6,525
Amortization	1,290	1,183	4,146	3,824
Goodwill and long-lived asset impairments	—	8,583	—	8,583
Total costs and expenses	23,640	32,274	71,489	81,363
Operating income (loss)	6,475	(2,425)	18,830	9,511
Interest expense	(1,060)	(960)	(3,068)	(2,922)
Investment and other income (loss), net	50	(266)	672	(975)
Income (loss) before income taxes	5,465	(3,652)	16,434	5,614
Income tax expense	(1,468)	(1,014)	(4,481)	(3,562)
Net income (loss)	3,997	(4,665)	11,954	2,052
Less: Net income (loss) attributable to noncontrolling interests	(49)	(68)	(175)	(295)
Net income (loss) attributable to Comcast Corporation	$4,046	$(4,598)	$12,128	$2,347
Basic earnings (loss) per common share attributable to Comcast Corporation shareholders	$0.98	$(1.05)	$2.92	$0.53
Diluted earnings (loss) per common share attributable to Comcast Corporation shareholders	$0.98	$(1.05)	$2.90	$0.52
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$3,997	$(4,665)	$11,954	$2,052
Currency translation adjustments, net of deferred taxes of $(20), $15, $(42) and $304	(1,154)	(2,464)	114	(6,337)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(19), $4, $4 and $(34)	62	108	41	401
Realized (gains) losses reclassified to net income, net of deferred taxes of $2, $(10), $18 and $(26)	13	(56)	(84)	(118)
Employee benefit obligations and other, net of deferred taxes of $2, $9, $5 and $14	(7)	(29)	(17)	(50)
Comprehensive income (loss)	2,911	(7,106)	12,007	(4,053)
Less: Net income (loss) attributable to noncontrolling interests	(49)	(68)	(175)	(295)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	7	(56)	(32)	(68)
Comprehensive income (loss) attributable to Comcast Corporation	$2,953	$(6,983)	$12,214	$(3,689)
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating Activities
Net income	$11,954	$2,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,807	10,349
Goodwill and long-lived asset impairments	—	8,583
Share-based compensation	955	989
Noncash interest expense (income), net	235	234
Net (gain) loss on investment activity and other	(266)	1,172
Deferred income taxes	394	(326)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(26)	(574)
Film and television costs, net	(531)	(753)
Accounts payable and accrued expenses related to trade creditors	(518)	152
Other operating assets and liabilities	(425)	(1,347)
Net cash provided by operating activities	22,579	20,530
Investing Activities
Capital expenditures	(8,922)	(7,062)
Cash paid for intangible assets	(2,405)	(2,152)
Construction of Universal Beijing Resort	(119)	(221)
Proceeds from sales of businesses and investments	410	1,197
Purchases of investments	(949)	(2,089)
Other	267	169
Net cash provided by (used in) investing activities	(11,718)	(10,158)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(660)	—
Proceeds from borrowings	6,046	166
Repurchases and repayments of debt	(3,041)	(301)
Repurchases of common stock under repurchase program and employee plans	(7,770)	(9,813)
Dividends paid	(3,586)	(3,571)
Other	(126)	219
Net cash provided by (used in) financing activities	(9,136)	(13,299)
Impact of foreign currency on cash, cash equivalents and restricted cash	(18)	(122)
Increase (decrease) in cash, cash equivalents and restricted cash	1,707	(3,049)
Cash, cash equivalents and restricted cash, beginning of period	4,782	8,778
Cash, cash equivalents and restricted cash, end of period	$6,489	$5,729
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$6,435	$4,749
Receivables, net	12,835	12,672
Other current assets	4,870	4,406
Total current assets	24,141	21,826
Film and television costs	13,067	12,560
Investments	8,041	7,250
Investment securing collateralized obligation	319	490
Property and equipment, net of accumulated depreciation of $58,316 and $56,939	58,165	55,485
Goodwill	58,069	58,494
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $29,103 and $25,860	27,870	29,308
Other noncurrent assets, net	12,036	12,497
Total assets	$261,072	$257,275
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$12,214	$12,544
Accrued participations and residuals	1,653	1,770
Deferred revenue	3,566	2,380
Accrued expenses and other current liabilities	8,883	9,450
Current portion of long-term debt	2,978	1,743
Collateralized obligation	5,174	—
Total current liabilities	34,468	27,887
Long-term debt, less current portion	94,351	93,068
Collateralized obligation	—	5,172
Deferred income taxes	29,092	28,714
Other noncurrent liabilities	19,768	20,395
Commitments and contingencies
Redeemable noncontrolling interests	230	411
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,921,853,673 and 5,083,466,045; outstanding, 4,049,062,645 and 4,210,675,017	49	51
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,866	39,412
Retained earnings	53,751	51,609
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(2,525)	(2,611)
Total Comcast Corporation shareholders’ equity	82,625	80,943
Noncontrolling interests	538	684
Total equity	83,163	81,627
Total liabilities and equity	$261,072	$257,275
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Redeemable Noncontrolling Interests
Balance, beginning of period	$239	$513	$411	$519
Contributions from (distributions to) noncontrolling interests, net	(5)	(31)	(20)	(64)
Other	—	(80)	(171)	(80)
Net income (loss)	(5)	7	9	34
Balance, end of period	$230	$409	$230	$409

Class A Common Stock
Balance, beginning of period	$50	$53	$51	$54
Repurchases of common stock under repurchase program and employee plans	(1)	(1)	(2)	(2)
Balance, end of period	$49	$52	$49	$52

Additional Paid-In Capital
Balance, beginning of period	$39,118	$39,852	$39,412	$40,173
Share-based compensation	258	245	801	767
Repurchases of common stock under repurchase program and employee plans	(579)	(637)	(1,486)	(1,713)
Issuances of common stock under employee plans	65	63	223	213
Other	4	252	(83)	335
Balance, end of period	$38,866	$39,775	$38,866	$39,775

Retained Earnings
Balance, beginning of period	$53,900	$61,209	$51,609	$61,902
Repurchases of common stock under repurchase program and employee plans	(3,005)	(2,890)	(6,357)	(8,100)
Dividends declared	(1,190)	(1,179)	(3,628)	(3,607)
Other	—	(2)	(1)	(1)
Net income (loss)	4,046	(4,598)	12,128	2,347
Balance, end of period	$53,751	$52,541	$53,751	$52,541

Treasury Stock at Cost
Balance, beginning of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)
Balance, end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,432)	$(2,170)	$(2,611)	$1,480
Other comprehensive income (loss)	(1,093)	(2,385)	86	(6,035)
Balance, end of period	$(2,525)	$(4,555)	$(2,525)	$(4,555)

Noncontrolling Interests
Balance, beginning of period	$559	$1,132	$684	$1,398
Other comprehensive income (loss)	7	(56)	(32)	(68)
Contributions from (distributions to) noncontrolling interests, net	16	(86)	72	(86)
Other	—	(278)	(2)	(277)
Net income (loss)	(44)	(75)	(183)	(329)
Balance, end of period	$538	$637	$538	$637
Total equity	$83,163	$80,933	$83,163	$80,933
Cash dividends declared per common share	$0.29	$0.27	$0.87	$0.81
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2022 Annual Report on Form 10-K.
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

	Three Months Ended September 30,
	2023		2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Revenue(a)	Adjusted EBITDA(b)
Connectivity & Platforms
Residential Connectivity & Platforms	$17,951	$6,886	$17,833	$6,695
Business Services Connectivity	2,320	1,335	2,215	1,288
Connectivity & Platforms	20,271	8,221	20,048	7,983
Content & Experiences
Media	6,029	723	6,005	679
Studios	2,518	429	3,296	551
Theme Parks	2,418	983	2,064	819
Headquarters and Other	13	(178)	22	(199)
Eliminations(a)	(419)	17	(909)	(59)
Content & Experiences	10,559	1,973	10,477	1,791
Corporate and Other	643	(249)	601	(318)
Eliminations(a)	(1,358)	16	(1,277)	26
Comcast Consolidated	$30,115	$9,962	$29,849	$9,482

	Nine Months Ended September 30,
	2023		2022
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Revenue(a)	Adjusted EBITDA(b)
Connectivity & Platforms
Residential Connectivity & Platforms	$53,888	$20,672	$54,305	$20,039
Business Services Connectivity	6,894	3,988	6,589	3,784
Connectivity & Platforms	60,783	24,660	60,894	23,822
Content & Experiences
Media	18,376	2,847	19,951	3,380
Studios	8,561	961	9,319	793
Theme Parks	6,576	2,473	5,428	1,902
Headquarters and Other	45	(610)	46	(528)
Eliminations(a)	(1,867)	97	(2,474)	(98)
Content & Experiences	31,690	5,768	32,270	5,449
Corporate and Other	2,004	(841)	1,931	(720)
Eliminations(a)	(4,157)	34	(4,220)	(93)
Comcast Consolidated	$90,319	$29,621	$90,874	$28,459

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Connectivity & Platforms
Residential Connectivity & Platforms	$50	$50	$146	$157
Business Services Connectivity	6	4	17	15
Content & Experiences
Media	1,160	1,073	3,492	3,493
Studios	524	1009	2,233	2,867
Theme Parks	(1)	1	(1)	1
Headquarters and Other	5	16	18	34
Corporate and Other	33	33	120	127
Total intersegment revenue	$1,777	$2,186	$6,025	$6,695
(b)We use Adjusted EBITDA as the measure of profit or loss for our operating segments. From time to time we may report the impact of certain events, gains, losses or other charges related to our operating segments within Corporate and Other. Our reconciliation of the aggregate amount of Adjusted EBITDA for our segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Adjusted EBITDA	$9,962	$9,482	$29,621	$28,459
Adjustments	6	9	16	(15)
Depreciation	(2,203)	(2,150)	(6,662)	(6,525)
Amortization	(1,290)	(1,183)	(4,146)	(3,824)
Goodwill and long-lived asset impairments	—	(8,583)	—	(8,583)
Interest expense	(1,060)	(960)	(3,068)	(2,922)
Investment and other income (loss), net	50	(266)	672	(975)
Income (loss) before income taxes	$5,465	$(3,652)	$16,434	$5,614
Adjustments represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio. Refer to Note 7 for a discussion of impairment charges in 2022 related to goodwill and long-lived assets.

Comcast Corporation
Note 3: Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Domestic broadband	$6,366	$6,135	$19,086	$18,292
Domestic wireless	917	789	2,644	2,188
International connectivity	1,109	842	3,009	2,473
Total residential connectivity	8,393	7,766	24,739	22,953
Video	7,154	7,428	21,895	23,223
Advertising	960	1,079	2,860	3,263
Other	1,444	1,561	4,394	4,866
Total Residential Connectivity & Platforms	17,951	17,833	53,888	54,305

Total Business Services Connectivity	2,320	2,215	6,894	6,589
Total Connectivity & Platforms	20,271	20,048	60,783	60,894

Domestic advertising	1,913	2,089	5,965	7,530
Domestic distribution	2,591	2,497	7,916	7,993
International networks	1,019	872	3,062	2,837
Other	506	547	1,433	1,591
Total Media	6,029	6,005	18,376	19,951

Content licensing	1,691	2,267	5,856	6,965
Theatrical	504	673	1,735	1,391
Other	324	356	970	963
Total Studios	2,518	3,296	8,561	9,319

Total Theme Parks	2,418	2,064	6,576	5,428

Headquarters and Other	13	22	45	46
Eliminations(a)	(419)	(909)	(1,867)	(2,474)
Total Content & Experiences	10,559	10,477	31,690	32,270

Corporate and Other	643	601	2,004	1,931
Eliminations(a)	(1,358)	(1,277)	(4,157)	(4,220)
Total revenue	$30,115	$29,849	$90,319	$90,874
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

(in millions)	September 30, 2023	December 31, 2022
Receivables, gross	$13,520	$13,407
Less: Allowance for credit losses	684	736
Receivables, net	$12,835	$12,672

(in millions)	September 30, 2023	December 31, 2022
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,776	$1,887
Noncurrent deferred revenue (included in other noncurrent liabilities)	$627	$735

Comcast Corporation
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	September 30, 2023	December 31, 2022
Receivables, net	$1,539	$1,388
Noncurrent receivables, net (included in other noncurrent assets, net)	1,057	1,023
Total	$2,596	$2,411
Note 4: Programming and Production Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Video distribution programming	$3,084	$3,242	$9,465	$9,955
Film and television content:
Owned(a)	2,083	2,538	7,622	7,965
Licensed, including sports rights	3,048	2,867	8,241	9,569
Other	438	303	1,178	918
Total programming and production costs	$8,652	$8,949	$26,506	$28,406
(a) Amount includes amortization of owned content of $1.6 billion and $5.9 billion for the three and nine months ended September 30, 2023, respectively, and $2.0 billion and $6.3 billion for the three and nine months ended September 30, 2022, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	September 30, 2023	December 31, 2022
Owned:
In production and in development	$3,116	$3,210
Completed, not released	466	130
Released, less amortization	4,063	4,634
	7,645	7,974
Licensed, including sports advances	5,422	4,586
Film and television costs	$13,067	$12,560
Note 5: Long-Term Debt
As of September 30, 2023, our debt had a carrying value of $97.3 billion and an estimated fair value of $85.5 billion. As of December 31, 2022, our debt had a carrying value of $94.8 billion and an estimated fair value of $86.9 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Comcast Corporation
Note 6: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Equity in net income (losses) of investees, net	$49	$(242)	$454	$(523)
Realized and unrealized gains (losses) on equity securities, net	(87)	(2)	(130)	(207)
Other income (loss), net	88	(21)	349	(245)
Investment and other income (loss), net	$50	$(266)	$672	$(975)
The amount of unrealized gains (losses), net recognized in the three months ended September 30, 2023 and 2022 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(82) million and $(43) million, respectively. The amount of unrealized gains (losses), net recognized in the nine months ended September 30, 2023 and 2022 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(145) million and $(283) million, respectively.
Investments

(in millions)	September 30, 2023	December 31, 2022
Equity method	$6,775	$5,421
Marketable equity securities	57	96
Nonmarketable equity securities	1,461	1,653
Other investments	388	972
Total investments	8,681	8,142
Less: Current investments	321	402
Less: Investment securing collateralized obligation	319	490
Noncurrent investments	$8,041	$7,250
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the nine months ended September 30, 2023 and 2022 was $185 million and $114 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the nine months ended September 30, 2023 and 2022, we made cash capital contributions to Atairos totaling $132 million and $39 million, respectively. As of September 30, 2023 and December 31, 2022, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $5.1 billion and $4.3 billion, respectively. As of September 30, 2023, our remaining unfunded capital commitment was $1.4 billion.
Hulu and Collateralized Obligation
In the third quarter of 2023, we amended our agreements with The Walt Disney Company and certain of its subsidiaries regarding our ownership interest in Hulu and the related put and call provisions. As part of the amendments, among other things, we agreed that the put/call provisions regarding our interest may now be exercised in November 2023 (in addition to subsequent periods).
In 2019, we borrowed $5.2 billion under a term loan facility, which is fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. The term loan is due at the earlier of March 2024 or upon receipt of proceeds under the put/call provisions. As of both September 30, 2023 and December 31, 2022, the carrying value and estimated fair value of our collateralized obligation were each $5.2 billion. The estimated fair values were based on Level 2 inputs that use interest rates for debt with similar terms and remaining maturities.

Comcast Corporation
We present our investment in Hulu and the term loan separately in our condensed consolidated balance sheets in the captions “investment securing collateralized obligation” and “collateralized obligation,” respectively. The recorded value of our investment reflects our historical cost in applying the equity method and, as a result, is less than its fair value.
Other Investments
Other investments also includes investments in certain short-term instruments with maturities over three months when purchased, such as commercial paper, certificates of deposit and U.S. government obligations, which are generally accounted for at amortized cost. These short-term instruments totaled $253 million and $304 million as of September 30, 2023 and December 31, 2022, respectively. The carrying amounts of these investments approximate their fair values, which are primarily based on Level 2 inputs that use interest rates for instruments with similar terms and remaining maturities. Proceeds from short-term instruments for the nine months ended September 30, 2023 and 2022 were $339 million and $874 million, respectively. Purchases of short-term instruments for the nine months ended September 30, 2023 and 2022 were $286 million and $1.8 billion, respectively.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”), which opened in September 2021. Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of September 30, 2023, Universal Beijing Resort had $3.4 billion of debt outstanding, including $3.0 billion principal amount of a term loan outstanding under the debt financing agreement.
As of September 30, 2023, our condensed consolidated balance sheets included assets and liabilities of Universal Beijing Resort totaling $7.8 billion and $7.1 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 7: Goodwill and Intangible Assets
Goodwill

		Connectivity & Platforms		Content & Experiences
(in billions)	Cable Communications	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Sky	Corporate and Other	Total
Balance, December 31, 2022
Goodwill	$16.2	$—	$—	$14.7	$3.7	$5.8	$26.0	$—	$66.4
Accumulated impairment losses(a)	—	—	—	—	—	—	(7.9)	—	(7.9)
	$16.2	$—	$—	$14.7	$3.7	$5.8	$18.1	$—	$58.5
Segment change	(16.2)	27.4	2.2	4.7	—	—	(18.1)	—	—
Foreign currency translation and other	—	0.1	—	—	—	(0.6)	—	—	(0.4)
Balance, September 30, 2023
Goodwill	$—	$33.6	$2.2	$21.6	$3.7	$5.2	$—	$—	$66.2
Accumulated impairment losses(a)	—	(6.0)	—	(2.1)	—	—	—	—	(8.2)
	$—	$27.5	$2.2	$19.4	$3.7	$5.2	$—	$—	$58.1
(a) Amounts relate to the 2022 impairment related to Sky, with the 2023 amounts allocated to our new segments on a consistent basis with goodwill. Amounts are impacted by foreign currency translation each period.
In the third quarter of 2022, we recorded a goodwill impairment of $8.1 billion in our Sky reporting unit. The fair value of the reporting unit was estimated using a discounted cash flow analysis. When performing this analysis, we also considered multiples of earnings from comparable public companies and recent market transactions. The decline in fair value primarily resulted from an increased discount rate and reduced estimated future cash flows as a result of macroeconomic conditions in the Sky territories. In connection with this assessment, in the third quarter of 2022, we also recorded impairments of intangible assets related to Sky, which primarily related to customer relationship assets. These impairments totaled $485 million and are presented in goodwill and long-lived asset impairments in the consolidated statement of income.

Comcast Corporation
Note 8: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Weighted-average number of common shares outstanding – basic	4,109	4,377	4,160	4,449
Effect of dilutive securities	33	—	23	29
Weighted-average number of common shares outstanding – diluted	4,141	4,377	4,184	4,477
Antidilutive securities	86	288	172	156
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. There were no potentially dilutive shares included for the three months ended September 30, 2022 because their effect would be antidilutive as a result of the loss for the period. Antidilutive securities represent the number of potential common shares related to share-based compensation awards that were excluded from diluted EPS because their effect would have been antidilutive.
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2023	December 31, 2022
Cumulative translation adjustments	$(2,947)	$(3,093)
Deferred gains (losses) on cash flow hedges	149	193
Unrecognized gains (losses) on employee benefit obligations and other	273	290
Accumulated other comprehensive income (loss), net of deferred taxes	$(2,525)	$(2,611)
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
During the three months ended September 30, 2023 and 2022, share-based compensation expense recognized in our condensed consolidated statements of income was $238 million and $256 million, respectively. During the nine months ended September 30, 2023 and 2022, share-based compensation expense recognized in our condensed consolidated statements of income was $786 million and $802 million, respectively. As of September 30, 2023, we had unrecognized pretax compensation expense of $2.2 billion related to nonvested RSUs and nonvested stock options.
Note 9: Supplemental Financial Information
Income Taxes
In the third quarter of 2022, a state tax law change was enacted that resulted in a decrease to our net deferred tax liabilities of $286 million, with a corresponding decrease in income tax expense. The goodwill impairment in the third quarter of 2022 (see Note 7) was primarily not deductible for tax purposes.
Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30,
(in millions)	2023	2022
Interest	$2,566	$2,341
Income taxes	$3,823	$4,022
Noncash Activities
During the nine months ended September 30, 2023:
•we acquired $2.2 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.29 per common share paid in October 2023

Comcast Corporation
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

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$6,435	$4,749
Restricted cash included in other current assets and other noncurrent assets, net	53	33
Cash, cash equivalents and restricted cash, end of period	$6,489	$4,782
Note 10: Commitments and Contingencies
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
Consolidated Operating Results

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per share data)	2023	2022	%	2023	2022	%
Revenue	$30,115	$29,849	0.9%	$90,319	$90,874	(0.6)%
Costs and Expenses:
Programming and production	8,652	8,949	(3.3)	26,506	28,406	(6.7)
Marketing and promotion	1,866	2,066	(9.7)	5,929	6,324	(6.2)
Other operating and administrative	9,629	9,344	3.1	28,247	27,701	2.0
Depreciation	2,203	2,150	2.5	6,662	6,525	2.1
Amortization	1,290	1,183	9.0	4,146	3,824	8.4
Goodwill and long-lived asset impairments	—	8,583	NM	—	8,583	NM
Total costs and expenses	23,640	32,274	(26.8)	71,489	81,363	(12.1)
Operating income (loss)	6,475	(2,425)	NM	18,830	9,511	98.0
Interest expense	(1,060)	(960)	10.4	(3,068)	(2,922)	5.0
Investment and other income (loss), net	50	(266)	NM	672	(975)	NM
Income (loss) before income taxes	5,465	(3,652)	NM	16,434	5,614	192.7
Income tax expense	(1,468)	(1,014)	44.8	(4,481)	(3,562)	25.8
Net income (loss)	3,997	(4,665)	NM	11,954	2,052	NM
Less: Net income (loss) attributable to noncontrolling interests	(49)	(68)	(27.7)	(175)	(295)	(40.8)
Net income (loss) attributable to Comcast Corporation	$4,046	$(4,598)	NM	$12,128	$2,347	NM
Basic earnings (loss) per common share attributable to Comcast Corporation shareholders	$0.98	$(1.05)	NM	$2.92	$0.53	NM
Diluted earnings (loss) per common share attributable to Comcast Corporation shareholders	$0.98	$(1.05)	NM	$2.90	$0.52	NM

Adjusted EBITDA(a)	$9,962	$9,482	5.1%	$29,621	$28,459	4.1%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 28 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated revenue increased slightly for the three months ended September 30, 2023 primarily driven by an increase in the Connectivity & Platforms business. Consolidated revenue decreased slightly for the nine months ended September 30, 2023 primarily driven by a decrease in the Content & Experiences business. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”

Consolidated costs and expenses, excluding depreciation expense, amortization expense and goodwill and long-lived asset impairments, decreased for the three months ended September 30, 2023 primarily driven by a decrease in the Content & Experiences business. Consolidated costs and expenses, excluding depreciation and amortization expense, decreased for the nine months ended September 30, 2023 driven by decreases in the Connectivity & Platforms and Content & Experiences businesses. Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense increased for the three months ended September 30, 2023 primarily due to increased amortization of software, the impact of foreign currency and increased depreciation at our theme parks. Consolidated depreciation and amortization increased for the nine months ended September 30, 2023 primarily due to an increase in amortization of software and depreciation at our theme parks.
Amortization expense from acquisition-related intangible assets totaled $571 million and $1.7 billion for the three and nine months ended September 30, 2023, respectively, and $517 million and $1.7 billion for the three and nine months ended September 30, 2022, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated goodwill and long-lived asset impairments included charges related to Sky totaling $8.6 billion for the three and nine months ended September 30, 2022 recognized in connection with our annual impairment assessment. The impairments primarily reflected an increased discount rate and reduced estimated future cash flows as a result of macroeconomic conditions in Sky’s territories. See “Critical Accounting Judgments and Estimates” and Note 7 for further discussion.
Consolidated interest expense increased for the three and nine months ended September 30, 2023 primarily due to increases in average debt outstanding and higher weighted-average interest rates.
Consolidated investment and other income (loss), net increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Equity in net income (losses) of investees, net	$49	$(242)	$454	$(523)
Realized and unrealized gains (losses) on equity securities, net	(87)	(2)	(130)	(207)
Other income (loss), net	88	(21)	349	(245)
Total investment and other income (loss), net	$50	$(266)	$672	$(975)
The changes in investment and other income (loss), net for the three and nine months ended September 30, 2023 were primarily due to equity in net income (losses) of investees, net driven by our investment in Atairos and changes in other income (loss), net and in realized and unrealized gains (losses) on equity securities, net. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $252 million and $753 million for the three and nine months ended September 30, 2023, respectively, and $(97) million and $(473) million for the three and nine months ended September 30, 2022, respectively.
The changes in other income (loss), net for the three and nine months ended September 30, 2023 primarily resulted from gains on foreign exchange remeasurement compared to losses in the prior year period and increased interest income compared to the prior year period. The change for the nine months ended September 30, 2023 also included gains on insurance contracts compared to losses in the prior year period.
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended September 30, 2023 was primarily due to losses on nonmarketable securities in the current year period. The change in realized and unrealized gains (losses) on equity securities, net for the nine months ended September 30, 2023 was primarily due to losses on marketable securities in the prior year period, partially offset by losses on nonmarketable securities in the current year period compared to gains in the prior year period.

Consolidated income tax expense for the three and nine months ended September 30, 2023 and 2022 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The increases in income tax expense for the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily driven by the effect of a change in our net deferred tax liabilities as a result of the enactment of state tax law changes, which resulted in a $286 million benefit in the prior year periods and by higher income before income taxes. Our effective income tax rate for the three and nine months ended September 30, 2022 was also impacted by the goodwill impairment related to Sky, which was primarily not deductible for tax purposes (see Note 9).
Consolidated net income (loss) attributable to noncontrolling interests changed for the three and nine months ended September 30, 2023 compared with the same periods in 2022 primarily due to decreases in losses at Universal Beijing Resort as a result of increased operations in the current year periods, partially offset by increases in losses in our Xumo streaming platform joint venture in the current year periods.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our reportable business segments.
Connectivity & Platforms Results of Operations

	Three Months Ended September 30,		Change	Constant Currency Change(b)	Nine Months Ended September 30,		Change	Constant Currency Change(b)
(in millions)	2023	2022	%	%	2023	2022	%	%
Revenue
Residential Connectivity & Platforms	$17,951	$17,833	0.7%	(0.4)%	$53,888	$54,305	(0.8)%	(0.5)%
Business Services Connectivity	2,320	2,215	4.7	4.7	6,894	6,589	4.6	4.6
Total Connectivity & Platforms revenue	$20,271	$20,048	1.1%	0.2%	$60,783	$60,894	(0.2)%	—%
Adjusted EBITDA
Residential Connectivity & Platforms	$6,886	$6,695	2.9%	2.4%	$20,672	$20,039	3.2%	3.3%
Business Services Connectivity	1,335	1,288	3.6	3.6	3,988	3,784	5.4	5.4
Total Connectivity & Platforms Adjusted EBITDA	$8,221	$7,983	3.0%	2.6%	$24,660	$23,822	3.5%	3.6%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	38.4%	37.5%	90 bps	110 bps	38.4%	36.9%	150 bps	150 bps
Business Services Connectivity	57.5	58.2	(70) bps	(60) bps	57.8	57.4	40 bps	40 bps
Total Connectivity & Platforms Adjusted EBITDA margin	40.6%	39.8%	80 bps	100 bps	40.6%	39.1%	150 bps	140 bps
(a)Our Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management. Change in Adjusted EBITDA margin reflects the year-over-year basis point change.
(b)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 28 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. Our customer relationship growth has slowed primarily reflecting continued low domestic household move levels and an increasingly competitive environment. We believe our residential connectivity revenue will increase as a result of growth in average domestic broadband revenue per customer, as well as increases in international connectivity and domestic wireless revenue. At the same time, we expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically partially mitigate the impact of continued rate increases on programming expenses. We also expect continued declines in other revenue in wireline voice revenue. Global economic conditions and consumer sentiment have in the past, and may continue to, adversely impact demand for our products and services and our results of operations.
We believe our Business Services Connectivity segment will continue to grow by offering competitive services, including to medium-sized and enterprise customers.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022(d)	2023	2022	2023	2022(d)
Customer Relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	31,722	31,928	(39)	(26)	(138)	119
International Residential Connectivity & Platforms customer relationships(a)	17,958	17,884	74	96	18	(146)
Business Services Connectivity customer relationships(b)	2,640	2,621	5	13	15	48
Total Connectivity & Platforms customer relationships	52,320	52,434	40	83	(105)	21
Domestic Broadband
Residential customers	29,779	29,835	(17)	10	(33)	253
Business customers	2,508	2,507	(2)	10	1	34
Total domestic broadband customers	32,287	32,342	(18)	19	(32)	286
Domestic Wireless
Total domestic wireless lines(c)	6,278	4,948	294	333	965	968
Domestic Video
Total domestic video customers	14,495	16,582	(490)	(561)	(1,647)	(1,594)
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

	Three Months Ended September 30,		Change	Constant Currency Change(a)	Nine Months Ended September 30,		Change	Constant Currency Change(a)
	2023	2022	%	%	2023	2022	%	%
Average monthly total Connectivity & Platforms revenue per customer relationship	$129.20	$127.55	1.3%	0.3%	$128.95	$129.07	(0.1)%	0.1%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$52.40	$50.79	3.2%	2.8%	$52.32	$50.49	3.6%	3.7%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 28 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.

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

	Three Months Ended September 30,		Change	Constant Currency Change(g)	Nine Months Ended September 30,		Change	Constant Currency Change(g)
(in millions)	2023	2022	%	%	2023	2022	%	%
Costs and Expenses
Programming(a)	$4,460	$4,464	(0.1)%	(1.3)%	$13,638	$14,027	(2.8)%	(2.5)%
Technical and support(b)	1,867	1,911	(2.3)	(3.2)	5,525	5,775	(4.3)	(4.2)
Direct product costs(c)	1,554	1,377	12.8	9.9	4,362	4,045	7.9	8.5
Marketing and promotion(d)	1,169	1,246	(6.2)	(7.4)	3,585	3,874	(7.5)	(7.3)
Customer service(e)	692	712	(2.8)	(3.8)	2,097	2,168	(3.3)	(3.0)
Other(f)	2,308	2,354	(2.0)	(3.1)	6,915	7,182	(3.7)	(3.4)
Total Connectivity & Platforms costs and expenses	$12,050	$12,065	(0.1)%	(1.4)%	$36,122	$37,072	(2.6)%	(2.3)%
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
(g)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 28 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended September 30,		Change	Constant Currency Change(a)	Nine Months Ended September 30,		Change	Constant Currency Change(a)
(in millions)	2023	2022	%	%	2023	2022	%	%
Revenue
Domestic broadband	$6,366	$6,135	3.8%	3.8%	$19,086	$18,292	4.3%	4.3%
Domestic wireless	917	789	16.2	16.2	2,644	2,188	20.9	20.9
International connectivity	1,109	842	31.8	25.2	3,009	2,473	21.7	23.1
Total residential connectivity	8,393	7,766	8.1	7.5	24,739	22,953	7.8	7.9
Video	7,154	7,428	(3.7)	(5.1)	21,895	23,223	(5.7)	(5.5)
Advertising	960	1,079	(11.0)	(12.4)	2,860	3,263	(12.4)	(12.0)
Other	1,444	1,561	(7.5)	(8.6)	4,394	4,866	(9.7)	(9.3)
Total revenue	17,951	17,833	0.7	(0.4)	53,888	54,305	(0.8)	(0.5)
Costs and Expenses
Programming	4,460	4,464	(0.1)	(1.3)	13,638	14,027	(2.8)	(2.5)
Other	6,605	6,674	(1.0)	(2.6)	19,578	20,239	(3.3)	(3.0)
Total costs and expenses	11,065	11,138	(0.7)	(2.1)	33,216	34,266	(3.1)	(2.8)
Adjusted EBITDA	$6,886	$6,695	2.9%	2.4%	$20,672	$20,039	3.2%	3.3%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 28 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.

Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue consists of revenue from sales of broadband services to residential customers in the United States, including equipment and installation services. Domestic broadband revenue also includes revenue related to our customers’ use of Flex streaming devices and commission revenue related to sales of direct-to-consumer (“DTC”) streaming services.
Domestic broadband revenue increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to increases in average rates.
Domestic wireless revenue consists of revenue from sales of wireless services and devices, including handsets, tablets and smart watches, to residential customers in the United States.
Domestic wireless revenue increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to increases in the number of customer lines.
International connectivity revenue consists of revenue from sales of broadband services, including equipment and installation services, wireless services and wireless devices to residential customers in the Connectivity & Platforms markets in Europe, as well as commission revenue related to sales of third-party DTC streaming services.
International connectivity revenue increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to increases in broadband revenue and in wireless revenue resulting from increases in the sales of wireless devices and wireless services. The increase for the three months ended September 30, 2023 also includes the positive impact of foreign currency, and the increase for the nine months ended September 30, 2023 was partially offset by the negative impact of foreign currency.
Video revenue consists of revenue from sales of video services to residential and business customers across the Connectivity & Platforms markets, including equipment and installation services. Video revenue includes pay-per-view and other transactional revenue and franchise fees, as well as revenue from sales of certain hardware, including Sky Glass smart televisions.
Video revenue decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to declines in the number of video customers, partially offset by increases in average rates. The decrease for the three months ended September 30, 2023 was partially offset by the positive impact of foreign currency.
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
Advertising revenue decreased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a decline in domestic political advertising.
Advertising revenue decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to a decline in domestic political advertising and overall market weakness compared to the prior year period.
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
Other revenue decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to decreases in residential wireline voice revenue driven by declines in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses for the three months ended September 30, 2023 remained consistent compared to the same period in 2022 due to a decline in the number of domestic video subscribers, offset by domestic contractual rate increases, an increase in programming expenses for international sports channels and the impact of foreign currency.
Programming expenses decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to a decline in the number of domestic video subscribers, partially offset by domestic contractual rate increases and an increase in programming expenses for international sports channels.

Other expenses decreased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to decreased spending on marketing and promotion, a decrease in fees paid to third-party channels relating to advertising sales, and lower technical and support costs. These decreases were partially offset by increased direct product costs associated with our wireless services from increases in device sales and the number of customers receiving our wireless services and our broadband services, and by the impact of foreign currency.
Other expenses decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to decreased spending on marketing and promotion, lower technical and support costs, a decrease in fees paid to third-party channels relating to advertising sales, lower customer service expenses and the impact of foreign currency. These decreases were partially offset by increased direct product costs associated with our wireless services from increases in device sales and the number of customers receiving our wireless services and our broadband services.
Business Services Connectivity Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$2,320	$2,215	4.7%	$6,894	$6,589	4.6%
Costs and expenses	985	927	6.3	2,906	2,805	3.6
Adjusted EBITDA	$1,335	$1,288	3.6%	$3,988	$3,784	5.4%
Business services connectivity revenue primarily consists of revenue from our connectivity service offerings for small business locations, which include broadband, voice and wireless services, as well as our solutions for medium-sized customers and larger enterprises.
Business services connectivity revenue increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to increases in revenue from small business customers driven by increases in average rates, and due to increases in revenue from medium-sized and enterprise customers.
Business services connectivity costs and expenses increased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to increases in direct product costs, technical and support expenses, and costs related to our sales force.
Business services connectivity costs and expenses increased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to increases in direct product costs, costs related to our sales force and technical and support expenses.
Content & Experiences Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue
Media	$6,029	$6,005	0.4%	$18,376	$19,951	(7.9)%
Studios	2,518	3,296	(23.6)	8,561	9,319	(8.1)
Theme Parks	2,418	2,064	17.2	6,576	5,428	21.2
Headquarters and Other	13	22	(39.5)	45	46	(2.6)
Eliminations	(419)	(909)	53.8	(1,867)	(2,474)	24.5
Total Content & Experiences revenue	$10,559	$10,477	0.8%	$31,690	$32,270	(1.8)%
Adjusted EBITDA
Media	$723	$679	6.5%	$2,847	$3,380	(15.8)%
Studios	429	551	(22.2)	961	793	21.2
Theme Parks	983	819	20.0	2,473	1,902	30.1
Headquarters and Other	(178)	(199)	10.7	(610)	(528)	(15.6)
Eliminations	17	(59)	NM	97	(98)	NM
Total Content & Experiences Adjusted EBITDA	$1,973	$1,791	10.2%	$5,768	$5,449	5.9%
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
Our Studios segment generates revenue primarily from third parties and from licensing content to our Media segment. While results of operations for our Studios segment are not impacted, results for our total Content & Experiences business may be impacted as the Studios segment licenses content to the Media segment, including for Peacock, rather than licensing the content to third parties. The Writers Guild of America and the Screen Actors Guild - American Federation of Television and Radio Artists began work stoppages in May and July 2023, respectively (collectively the “work stoppages”). The Writers Guild of America work stoppage ended at the end of September 2023. The pause in production during the work stoppages has primarily resulted in reduced content licensing revenue and programming and production costs at our Studios segment, which will continue in the near term. The work stoppages will also result in reduced programming and production costs at our Media segment in the near term.
We continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including Epic Universe in Orlando, which we believe will have a positive impact on attendance and guest spending at our theme parks. Our results in prior periods were impacted by temporary restrictions and closures at our international theme parks due to COVID-19.
Media Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue
Domestic advertising	$1,913	$2,089	(8.4)%	$5,965	$7,530	(20.8)%
Domestic distribution	2,591	2,497	3.8	7,916	7,993	(1.0)
International networks	1,019	872	16.9	3,062	2,837	7.9
Other	506	547	(7.6)	1,433	1,591	(9.9)
Total revenue	6,029	6,005	0.4	18,376	19,951	(7.9)
Costs and Expenses
Programming and production	3,944	3,919	0.6	11,567	12,546	(7.8)
Marketing and promotion	329	365	(9.9)	975	1,082	(9.9)
Other	1,034	1,042	(0.8)	2,987	2,943	1.5
Total costs and expenses	5,306	5,326	(0.4)	15,529	16,571	(6.3)
Adjusted EBITDA	$723	$679	6.5%	$2,847	$3,380	(15.8)%
Media Segment – Revenue
Revenue for the three months ended September 30, 2023 remained consistent compared to the same period in 2022 primarily due to increases in international networks revenue and domestic distribution revenue, offset by decreases in domestic advertising and other revenue.
Revenue decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022. Excluding incremental revenue associated with our broadcasts of these events, revenue for the nine months ended September 30, 2023 remained consistent compared to the same period in 2022 driven by declines in domestic advertising and other revenue, offset by increases in domestic distribution revenue and international networks revenue.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Total revenue	$6,029	$6,005	0.4%	$18,376	$19,951	(7.9)%
Olympics and Super Bowl	—	—	NM	—	1,481	NM
Total revenue, excluding Olympics and Super Bowl	$6,029	$6,005	0.4%	$18,376	$18,470	(0.5)%
Total domestic advertising revenue	$1,913	$2,089	(8.4)%	$5,965	$7,530	(20.8)%
Olympics and Super Bowl	—	—	NM	—	1,154	NM
Domestic advertising revenue, excluding Olympics and Super Bowl	$1,913	$2,089	(8.4)%	$5,965	$6,376	(6.5)%
Total domestic distribution revenue	$2,591	$2,497	3.8%	$7,916	$7,993	(1.0)%
Olympics	—	—	NM	—	327	NM
Domestic distribution revenue, excluding Olympics	$2,591	$2,497	3.8%	$7,916	$7,666	3.3%
Percentage changes that are considered not meaningful are denoted with NM.
Domestic advertising revenue consists of revenue generated from sales of advertising on our television networks, Peacock and other digital properties operating predominantly in the United States.
Domestic advertising revenue decreased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a decrease in revenue at our networks, partially offset by an increase in revenue at Peacock.
Domestic advertising revenue decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to our broadcasts of the Beijing Olympics and Super Bowl in the first quarter of 2022. Excluding the incremental revenue associated with our broadcasts of these events, domestic advertising revenue decreased for the nine months ended September 30, 2023 primarily due to a decrease in revenue at our networks, partially offset by an increase in revenue at Peacock.
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
Domestic distribution revenue increased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in Peacock paid subscribers, partially offset by a decrease in revenue at our networks. The decrease at our networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
Domestic distribution revenue decreased for the nine months ended September 30, 2023 compared to the same period in 2022 and included our broadcast of the Beijing Olympics in the first quarter of 2022. Excluding the incremental revenue associated with our broadcast of the Beijing Olympics, domestic distribution revenue increased for the nine months ended September 30, 2023 primarily due to an increase in Peacock paid subscribers, partially offset by a decrease in revenue at our networks. The decrease at our networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
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
International networks revenue increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to increases in revenue associated with the distribution of sports channels. The increase for the three months ended September 30, 2023 was also due to the positive impact of foreign currency.
Other revenue consists primarily of revenue from the licensing of our owned content and technology, and revenue generated by various digital properties.
Other revenue decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to decreases in content licensing revenue, partially offset by increases in revenue from licensing our technology.

* * *
Revenue included $830 million and $2.3 billion related to Peacock for the three and nine months ended September 30, 2023, respectively. Revenue included $506 million and $1.4 billion related to Peacock for the three and nine months ended September 30, 2022, respectively. We had 28 million and 16 million paid subscribers of Peacock as of September 30, 2023 and 2022, respectively. Peacock paid subscribers represent customers from which Peacock receives a subscription fee on a retail or wholesale basis. Paid subscribers do not include certain customers that receive Peacock as part of bundled services where Peacock does not receive fees.
Media Segment – Costs and Expenses
Programming and production costs include the amortization of owned and licensed content, including sports rights, direct production costs, production overhead, on-air talent costs and costs associated with the distribution of our programming to third-party networks and other distribution platforms.
Programming and production costs for the three months ended September 30, 2023 remained consistent compared to the same period in 2022 primarily due to higher programming costs at Peacock and increased sports programming costs, offset by a decrease in content costs for our entertainment television networks.
Programming and production costs decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to costs associated with our broadcast of the Beijing Olympics and Super Bowl in the prior year period and a decrease in content costs for our entertainment television networks, partially offset by higher programming costs at Peacock and an increase in sports programming costs. The increase in sports programming costs includes the impact of the timing of recognition of costs related to the 2022 FIFA World Cup, which resulted in a shift of certain European football matches and the related programming expense from the fourth quarter of 2022 primarily into the first half of 2023.
Marketing and promotion expenses consist primarily of the costs associated with promoting our networks, Peacock and other digital properties.
Marketing and promotion expenses decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to lower costs related to marketing for entertainment programming. The decrease for the nine months ended September 30, 2023 was partially offset by increased marketing spend at Peacock.
Other expenses include salaries, employee benefits, rent and other overhead expenses.
Other expenses for the three months ended September 30, 2023 remained consistent compared with the same period in 2022. Other expenses increased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in costs related to Peacock.
* * *
Costs and expenses included $1.4 billion and $4.3 billion related to Peacock for the three and nine months ended September 30, 2023 respectively. Costs and expenses included $1.1 billion and $3.0 billion related to Peacock for the three and nine months ended September 30, 2022, respectively.

Studios Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue
Content licensing	$1,691	$2,267	(25.4)%	$5,856	$6,965	(15.9)%
Theatrical	504	673	(25.1)	1,735	1,391	24.8
Other	324	356	(9.0)	970	963	0.7
Total revenue	2,518	3,296	(23.6)	8,561	9,319	(8.1)
Costs and Expenses
Programming and production	1,569	2,149	(27.0)	5,866	6,663	(12.0)
Marketing and promotion	314	388	(19.1)	1,155	1,247	(7.4)
Other	205	207	(0.9)	579	616	(6.0)
Total costs and expenses	2,089	2,744	(23.9)	7,600	8,526	(10.9)
Adjusted EBITDA	$429	$551	(22.2)%	$961	$793	21.2%
Studios Segment – Revenue
Content licensing revenue relates to the licensing of our owned film and television content in the United States and internationally to television networks and DTC streaming service providers, as well as through video on demand and pay-per-view services provided by multichannel video providers and OTT service providers.
Content licensing revenue decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to the timing of when content was made available by our television studios under licensing agreements, including the impact of the work stoppages in the current year periods. The decrease for the nine months ended September 30, 2023 was partially offset by the timing of when content was made available by our film studios.
Theatrical revenue relates to the worldwide distribution of our produced and acquired films for exhibition in movie theaters.
Theatrical revenue decreased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to higher revenue from releases in our 2022 slate, including Minions: The Rise of Gru and Jurassic World: Dominion in the prior year period, compared to revenue from releases in our 2023 slate, including Oppenheimer in the current year period.
Theatrical revenue increased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to higher revenue from releases in our 2023 slate, including The Super Mario Bros. Movie, Oppenheimer and Fast X, compared to revenue from releases in our 2022 slate, including Jurassic World: Dominion and Minions: The Rise of Gru.
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
Programming and production costs decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to lower costs associated with content licensing sales, including the impact of work stoppages in the current year periods. The decrease for the nine months ended September 30, 2023 was partially offset by higher costs associated with theatrical releases in the current year period.
Marketing and promotion expenses consist primarily of expenses associated with advertising for our theatrical releases.
Marketing and promotion expenses decreased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to decreased spending on recent and upcoming theatrical film releases in the current year periods.
Other expenses include salaries, employee benefits, rent and other overhead expenses.

Theme Parks Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$2,418	$2,064	17.2%	$6,576	$5,428	21.2%
Costs and expenses	1,435	1,244	15.4	4,103	3,526	16.4
Adjusted EBITDA	$983	$819	20.0%	$2,473	$1,902	30.1%
Theme parks segment revenue primarily relates to guest spending at our theme parks, including ticket sales and in-park spending, and to our consumer products business.
Theme parks revenue increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 driven by increases at our international theme parks, which had COVID-19 related restrictions during certain periods in the prior year periods. The increase was also driven by our domestic theme parks, primarily due to higher revenue at our theme park in Hollywood in the current year period driven by the opening of Super Nintendo World, partially offset by lower revenue at our theme park in Orlando.
Theme parks segment costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.
Theme parks costs and expenses increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to higher costs primarily associated with increased guest attendance.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$13	$22	(39.5)%	$45	$46	(2.6)%
Costs and expenses	191	221	(13.5)	654	574	14.1
Adjusted EBITDA	$(178)	$(199)	10.7%	$(610)	$(528)	(15.6)%
Headquarters and Other expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$(419)	$(909)	(53.8)%	$(1,867)	$(2,474)	(24.5)%
Costs and expenses	(436)	(849)	(48.6)	(1,965)	(2,376)	(17.3)
Adjusted EBITDA	$17	$(59)	NM	$97	$(98)	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between segments in our Content & Experiences business, the most significant being content licensing between the Studios and Media segments, which are affected by the timing of recognition of content licenses.
Eliminations increase or decrease to the extent that additional content is made available to our other segments within the Content & Experiences business. Refer to Note 2 for additional information on transactions between our segments.

Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$643	$601	7.0%	$2,004	$1,931	3.7%
Costs and expenses	893	919	(2.9)	2,844	2,651	7.3
Adjusted EBITDA	$(249)	$(318)	21.6%	$(841)	$(720)	(16.8)%
Corporate and Other primarily includes overhead and personnel costs; Sky operations outside of the Connectivity & Platforms markets; Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture beginning in June 2022.
Eliminations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2023	2022	%	2023	2022	%
Revenue	$(1,358)	$(1,277)	6.3%	$(4,157)	$(4,220)	(1.5)%
Costs and expenses	(1,375)	(1,303)	5.5	(4,191)	(4,128)	1.5
Adjusted EBITDA	$16	$26	36.5%	$34	$(93)	NM
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss) attributable to Comcast Corporation	$4,046	$(4,598)	$12,128	$2,347
Net income (loss) attributable to noncontrolling interests	(49)	(68)	(175)	(295)
Income tax expense	1,468	1,014	4,481	3,562
Interest expense	1,060	960	3,068	2,922
Investment and other (income) loss, net	(50)	266	(672)	975
Depreciation	2,203	2,150	6,662	6,525
Amortization	1,290	1,183	4,146	3,824
Goodwill and long-lived asset impairments	—	8,583	—	8,583
Adjustments(a)	(6)	(9)	(16)	15
Adjusted EBITDA	$9,962	$9,482	$29,621	$28,459
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
Reconciliation of Connectivity & Platforms Constant Currency

	Three Months Ended September 30, 2022			Nine months ended September 30, 2022
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$17,833	$188	$18,021	$54,305	$(129)	$54,176
Business Services Connectivity	2,215	—	2,215	6,589	—	6,589
Total Connectivity & Platforms revenue	$20,048	$188	$20,236	$60,894	$(129)	$60,765
Adjusted EBITDA
Residential Connectivity & Platforms	$6,695	$28	$6,723	$20,039	$(28)	$20,011
Business Services Connectivity	1,288	—	1,288	3,784	—	3,784
Total Connectivity & Platforms Adjusted EBITDA	$7,983	$28	$8,011	$23,822	$(26)	$23,796
Adjusted EBITDA Margin
Residential Connectivity & Platforms	37.5%	(20) bps	37.3%	36.9%	- bps	36.9%
Business Services Connectivity	58.2	(10) bps	58.1	57.4	- bps	57.4
Total Connectivity & Platforms Adjusted EBITDA margin	39.8%	(20) bps	39.6%	39.1%	10 bps	39.2%

	Three Months Ended September 30, 2022			Nine months ended September 30, 2022
	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$127.55	$1.20	$128.75	$129.07	$(0.28)	$128.79
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$50.79	$0.18	$50.97	$50.49	$(0.06)	$50.43

	Three Months Ended September 30, 2022			Nine months ended September 30, 2022
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$4,464	$56	$4,520	$14,027	$(36)	$13,991
Technical and support	1,911	17	1,928	5,775	(7)	5,768
Direct product costs	1,377	37	1,414	4,045	(26)	4,019
Marketing and promotion	1,246	17	1,263	3,874	(6)	3,868
Customer service	712	8	720	2,168	(5)	2,163
Other	2,354	28	2,382	7,182	(21)	7,161
Total Connectivity & Platforms costs and expenses	$12,065	$161	$12,226	$37,072	$(103)	$36,969
Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three Months Ended September 30, 2022			Nine months ended September 30, 2022
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,135	$—	$6,135	$18,292	$—	$18,292
Domestic wireless	789	—	789	2,188	—	2,188
International connectivity	842	44	886	2,473	(29)	2,444
Total residential connectivity	7,766	44	7,810	22,953	(29)	22,924
Video	7,428	107	7,535	23,223	(64)	23,159
Advertising	1,079	17	1,096	3,263	(14)	3,249
Other	1,561	19	1,580	4,866	(22)	4,844
Total revenue	17,833	188	18,021	54,305	(129)	54,176
Costs and Expenses
Programming	4,464	56	4,520	14,027	(36)	13,991
Other	6,674	105	6,779	20,239	(65)	20,174
Total costs and expenses	11,138	160	11,298	34,266	(102)	34,164
Adjusted EBITDA	$6,695	$28	$6,723	$20,039	$(28)	$20,011
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

Liquidity and Capital Resources

	Nine Months Ended September 30,
(in billions)	2023	2022
Cash provided by operating activities	$22.6	$20.5
Cash used in investing activities	$(11.7)	$(10.2)
Cash used in financing activities	$(9.1)	$(13.3)

(in billions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$6.4	$4.7
Short-term and long-term debt	$97.3	$94.8
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of September 30, 2023, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion.
In the third quarter of 2023, we amended our agreements with The Walt Disney Company regarding our ownership interest in Hulu and the related put and call provisions, which may now be exercised as early as November 2023. See Note 6 for additional information.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating income	$18,830	$9,511
Depreciation and amortization	10,807	10,349
Goodwill and long-lived asset impairments	—	8,583
Noncash share-based compensation	955	989
Changes in operating assets and liabilities	(2,030)	(2,736)
Payments of interest	(2,566)	(2,341)
Payments of income taxes	(3,823)	(4,022)
Proceeds from investments and other	406	197
Net cash provided by operating activities	$22,579	$20,530
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily related to the timing of amortization and related payments for our film and television costs, including reduced spending due to the work stoppages and the timing of sporting events, and the timing of recognition of deferred revenue.
The increase in payments of interest for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher weighted-average interest rates and cash proceeds from the settlement of interest rate swaps related to the collateralized obligation in the prior year period.
The decrease in payments of income taxes for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher payments in the prior year period relating to the preceding tax year, partially offset by higher taxable income in the current year period.

Investing Activities
Net cash used in investing activities increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to increased capital expenditures, decreased proceeds from the maturity of short-term investments, increased cash paid for intangible assets related to software development and a sale of a business in the prior year period. These increases were partially offset by decreased purchases of short-term investments and decreased cash paid related to the construction of Universal Beijing Resort in the current year period. Capital expenditures increased for the nine months ended September 30, 2023 compared to the same period in 2022, primarily reflecting increased spending on scalable infrastructure and line extensions by the Connectivity & Platforms businesses and increased spending on the development of the Epic Universe theme park in Orlando, as well as $271 million associated with the acquisition of land for potential theme park expansion opportunities.
In September 2023, we entered into an agreement with T-Mobile to sell certain of our spectrum licenses. The agreement provides us with a right to remove certain licenses from the transaction, resulting in total cash consideration between $1.2 billion and $3.3 billion. The sale is expected to close in 2028 subject to various conditions and approvals.
Financing Activities
Net cash used in financing activities decreased for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to higher proceeds from borrowings in the current year period and a decrease in the repurchases of common stock under our share repurchase program and employee plans, partially offset by higher repurchases and repayments of debt and repayments of short-term borrowings in the current year period.
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
For the nine months ended September 30, 2023, we made total debt repayments of $3.0 billion, including the $2.9 billion purchase of senior notes.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. See Notes 5 and 8 for additional information on our financing activities.
Share Repurchases and Dividends
During the nine months ended September 30, 2023, we repurchased a total of 180.5 million shares of our Class A common stock for $7.5 billion. As of September 30, 2023, we had $8.5 billion remaining under our existing share repurchase program. Under this authorization, which does not have an expiration date, we expect to repurchase additional shares of our Class A common stock in the open market or in private transactions, subject to market and other conditions.
In addition, we paid $270 million for the nine months ended September 30, 2023 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2023, our Board of Directors approved a 7.4% increase in our dividend to $1.16 per share on an annualized basis. During the nine months ended September 30, 2023, we paid dividends of $3.6 billion. In July 2023, our Board of Directors approved our third quarter dividend of $0.29 per share, which was paid in October 2023. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	September 30, 2023	December 31, 2022
Debt Subject to Cross-Guarantees
Comcast	$91.6	$88.4
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.9	0.9
	94.1	90.9
Debt Subject to One-Way Guarantees
Sky	4.4	5.2
Other(a)	0.1	0.1
	4.5	5.3
Debt Not Guaranteed
Universal Beijing Resort(b)	3.4	3.5
Other	1.4	1.3
	4.8	4.8
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.2)	(6.2)
Total debt	$97.3	$94.8
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
As of September 30, 2023 and December 31, 2022, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $134 billion and $128 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $18 billion and $30 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of September 30, 2023 and December 31, 2022, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $102 billion and $97 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $16 billion and $28 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
We believe our judgments and related estimates associated with the valuation and impairment testing of goodwill are critical in the preparation of our consolidated financial statements. We assessed goodwill for impairment in connection with our change in segment presentation in the first quarter of 2023. Based on our assessment, no impairment was required, and the estimated fair values of our reporting units substantially exceeded their carrying values.
In 2022, in connection with our annual impairment testing, we recorded an impairment of $8.1 billion related to goodwill in our Sky reporting unit (See Note 7). In preparing this assessment, we estimated the fair value of the Sky reporting unit using a discounted cash flow analysis. This analysis involved significant judgment, including market participant estimates of future cash flows expected to be generated by the business, including the estimated impact of macroeconomic conditions in the Sky territories, as well as the selection of the discount rate, which increased by 125 basis points compared to the prior analysis. When analyzing the fair value indicated under the discounted cash flow model, we also considered multiples of earnings from comparable public companies and recent market transactions.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The table below summarizes Comcast's common stock repurchases during the three months ended September 30, 2023.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
July 1-31, 2023	15,873,678	$42.84	15,873,678	$679,999,821	$11,320,001,072
August 1-31, 2023	39,661,056	$46.03	39,661,056	$1,825,638,063	$9,494,363,009
September 1-30, 2023	21,929,296	$45.34	21,929,296	$994,362,768	$8,500,000,241
Total	77,464,030	$45.18	77,464,030	$3,500,000,652	$8,500,000,241
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
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2023, filed with the Securities and Exchange Commission on October 26, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 26, 2023