Form 10-Q
period 2024-03-31
COMCAST CORP
filed 2024-04-25
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 15, 2024, there were 3,914,181,673 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2024. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These may include estimates, projections and statements relating to our business plans, objectives and expected operating results, which are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements are generally identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “potential,” “strategy,” “future,” “opportunity,” “commit,” “plan,” “goal,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. In evaluating forward-looking statements, you should consider various factors, including the risks and uncertainties we describe in the “Risk Factors” sections of our Forms 10-K and 10-Q and in other reports we file with the SEC.
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
Our businesses may be affected by, among other things, the following:
•our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively
•changes in consumer behavior continue to adversely affect our businesses and challenge existing business models
•a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses
•our success depends on consumer acceptance of our content, and our businesses may be adversely affected if our content fails to achieve sufficient consumer acceptance
•programming expenses for our video services are increasing on a per subscriber basis, which could adversely affect our video businesses
•the loss of programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses
•our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others
•we may be unable to obtain necessary hardware, software and operational support
•our businesses depend on keeping pace with technological developments
•a cyber attack, information or security breach, or technology disruption or failure may negatively impact our ability to conduct our business or result in the misuse of confidential information, all of which could adversely affect our business, reputation and results of operations
•weak economic conditions may have a negative impact on our businesses
•acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated
•we face risks relating to doing business internationally that could adversely affect our businesses
•natural disasters, severe weather and other uncontrollable events could adversely affect our business, reputation and results of operations
•the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses
•labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses
•we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses
•unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures

•our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Revenue	$30,058	$29,691
Costs and Expenses:
Programming and production	8,823	9,004
Marketing and promotion	2,018	1,963
Other operating and administrative	9,857	9,301
Depreciation	2,175	2,264
Amortization	1,376	1,513
Total costs and expenses	24,248	24,045
Operating income	5,810	5,646
Interest expense	(1,002)	(1,010)
Investment and other income (loss), net	298	607
Income before income taxes	5,105	5,243
Income tax expense	(1,328)	(1,476)
Net income	3,777	3,767
Less: Net income (loss) attributable to noncontrolling interests	(79)	(67)
Net income attributable to Comcast Corporation	$3,857	$3,834
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.97	$0.91
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.97	$0.91
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$3,777	$3,767
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $(21) and $(2)	(436)	778
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(1) and $9	19	(14)
Realized (gains) losses reclassified to net income, net of deferred taxes of $(1) and $8	1	(47)
Employee benefit obligations and other, net of deferred taxes of $5 and $1	(24)	(6)
Other comprehensive income (loss)	(440)	711
Comprehensive income	3,337	4,478
Less: Net income (loss) attributable to noncontrolling interests	(79)	(67)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(13)	(3)
Comprehensive income attributable to Comcast Corporation	$3,429	$4,547
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating Activities
Net income	$3,777	$3,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,551	3,777
Share-based compensation	373	359
Noncash interest expense (income), net	103	78
Net (gain) loss on investment activity and other	(164)	(517)
Deferred income taxes	(17)	82
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	643	363
Film and television costs, net	124	13
Accounts payable and accrued expenses related to trade creditors	(446)	(651)
Other operating assets and liabilities	(97)	(43)
Net cash provided by operating activities	7,848	7,228
Investing Activities
Capital expenditures	(2,630)	(2,664)
Cash paid for intangible assets	(679)	(765)
Construction of Universal Beijing Resort	(108)	(87)
Proceeds from sales of businesses and investments	274	343
Purchases of investments	(404)	(149)
Other	35	(48)
Net cash provided by (used in) investing activities	(3,511)	(3,370)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(660)
Proceeds from borrowings	26	1,059
Repurchases and repayments of debt	(289)	(49)
Repurchases of common stock under repurchase program and employee plans	(2,664)	(2,176)
Dividends paid	(1,193)	(1,174)
Other	97	(82)
Net cash provided by (used in) financing activities	(4,023)	(3,082)
Impact of foreign currency on cash, cash equivalents and restricted cash	(10)	20
Increase (decrease) in cash, cash equivalents and restricted cash	304	796
Cash, cash equivalents and restricted cash, beginning of period	6,282	4,782
Cash, cash equivalents and restricted cash, end of period	$6,586	$5,577
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$6,515	$6,215
Receivables, net	13,144	13,813
Other current assets	4,319	3,959
Total current assets	23,978	23,987
Film and television costs	12,757	12,920
Investments	9,548	9,385
Property and equipment, net of accumulated depreciation of $59,163 and $58,701	59,918	59,686
Goodwill	58,668	59,268
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $31,023 and $30,290	27,063	27,867
Other noncurrent assets, net	12,304	12,333
Total assets	$263,601	$264,811
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,792	$12,437
Accrued participations and residuals	1,583	1,671
Deferred revenue	3,446	3,242
Accrued expenses and other current liabilities	11,834	11,613
Current portion of debt	2,502	2,069
Advance on sale of investment	9,167	9,167
Total current liabilities	40,324	40,198
Noncurrent portion of debt	94,071	95,021
Deferred income taxes	25,978	26,003
Other noncurrent liabilities	19,935	20,122
Commitments and contingencies
Redeemable noncontrolling interests	243	241
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,798,654,750 and 4,842,108,959; outstanding, 3,925,863,722 and 3,969,317,931	48	48
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,274	38,533
Retained earnings	53,425	52,892
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(1,680)	(1,253)
Total Comcast Corporation shareholders’ equity	82,549	82,703
Noncontrolling interests	500	523
Total equity	83,049	83,226
Total liabilities and equity	$263,601	$264,811
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Redeemable Noncontrolling Interests
Balance, beginning of period	$241	$411
Contributions from (distributions to) noncontrolling interests, net	(10)	(7)
Net income	12	17
Balance, end of period	$243	$422

Class A Common Stock
Balance, beginning of period	$48	$51
Repurchases of common stock under repurchase program and employee plans	—	—
Balance, end of period	$48	$50

Additional Paid-In Capital
Balance, beginning of period	$38,533	$39,412
Share-based compensation	323	293
Repurchases of common stock under repurchase program and employee plans	(645)	(521)
Issuances of common stock under employee plans	62	76
Other	1	2
Balance, end of period	$38,274	$39,262

Retained Earnings
Balance, beginning of period	$52,892	$51,609
Repurchases of common stock under repurchase program and employee plans	(2,082)	(1,688)
Dividends declared	(1,243)	(1,231)
Net income	3,857	3,834
Balance, end of period	$53,425	$52,524

Treasury Stock at Cost
Balance, beginning and end of period	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,253)	$(2,611)
Other comprehensive income (loss)	(427)	713
Balance, end of period	$(1,680)	$(1,898)

Noncontrolling Interests
Balance, beginning of period	$523	$684
Other comprehensive income (loss)	(13)	(3)
Contributions from (distributions to) noncontrolling interests, net	81	15
Net income (loss)	(91)	(84)
Balance, end of period	$500	$612
Total equity	$83,049	$83,033
Cash dividends declared per common share	$0.31	$0.29
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2023 Annual Report on Form 10-K.
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
Note 2: Segment Information
We are a global media and technology company with two primary businesses: Connectivity & Platforms and Content & Experiences. We present the operations of (1) our Connectivity & Platforms business in two segments: Residential Connectivity & Platforms and Business Services Connectivity; and (2) our Content & Experiences business in three segments: Media, Studios and Theme Parks.
Our financial data by segment is presented in the tables below. We do not present asset information for our segments as this information is not used to allocate resources and capital.

	Three Months Ended March 31,
	2024		2023
(in millions)	Revenue(a)	Adjusted EBITDA(b)	Revenue(a)	Adjusted EBITDA(b)
Connectivity & Platforms
Residential Connectivity & Platforms	$17,868	$6,852	$17,869	$6,762
Business Services Connectivity	2,407	1,366	2,283	1,332
Connectivity & Platforms	20,275	8,218	20,153	8,093
Content & Experiences
Media	6,371	827	6,152	880
Studios	2,743	244	2,956	277
Theme Parks	1,979	632	1,949	658
Headquarters and Other	12	(243)	19	(232)
Eliminations(a)	(731)	33	(817)	24
Content & Experiences	10,374	1,493	10,259	1,607
Corporate and Other	767	(329)	707	(288)
Eliminations(a)	(1,358)	(26)	(1,427)	3
Comcast Consolidated	$30,058	$9,355	$29,691	$9,415

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

	Three Months Ended March 31,
(in millions)	2024	2023
Connectivity & Platforms
Residential Connectivity & Platforms	$38	$53
Business Services Connectivity	6	—
Content & Experiences
Media	1,149	1,167
Studios	838	962
Theme Parks	—	—
Headquarters and Other	8	8
Corporate and Other	51	54
Total intersegment revenue	$2,089	$2,244
(b)We use Adjusted EBITDA as the measure of profit or loss for our operating segments. From time to time we may report the impact of certain events, gains, losses or other charges related to our operating segments within Corporate and Other. Our reconciliation of the aggregate amount of Adjusted EBITDA for our segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended March 31,
(in millions)	2024	2023
Adjusted EBITDA	$9,355	$9,415
Adjustments	6	8
Depreciation	(2,175)	(2,264)
Amortization	(1,376)	(1,513)
Interest expense	(1,002)	(1,010)
Investment and other income (loss), net	298	607
Income (loss) before income taxes	$5,105	$5,243
Adjustments represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio.

Comcast Corporation
Note 3: Revenue

	Three Months Ended March 31,
(in millions)	2024	2023
Domestic broadband	$6,591	$6,343
Domestic wireless	972	858
International connectivity	1,116	897
Total residential connectivity	8,679	8,099
Video	6,876	7,382
Advertising	951	907
Other	1,362	1,482
Total Residential Connectivity & Platforms	17,868	17,869

Total Business Services Connectivity	2,407	2,283
Total Connectivity & Platforms	20,275	20,153

Domestic advertising	2,025	2,025
Domestic distribution	2,906	2,709
International networks	1,021	1,008
Other	420	410
Total Media	6,371	6,152

Content licensing	2,101	2,344
Theatrical	330	319
Other	312	292
Total Studios	2,743	2,956

Total Theme Parks	1,979	1,949

Headquarters and Other	12	19
Eliminations(a)	(731)	(817)
Total Content & Experiences	10,374	10,259

Corporate and Other	767	707
Eliminations(a)	(1,358)	(1,427)
Total revenue	$30,058	$29,691
(a)Included in Eliminations are transactions that our segments enter into with one another. See Note 2 for additional information on these transactions.
Condensed Consolidated Balance Sheets

(in millions)	March 31, 2024	December 31, 2023
Receivables, gross	$13,860	$14,511
Less: Allowance for credit losses	716	698
Receivables, net	$13,144	$13,813
The following table summarizes our other balances that are not separately presented in our condensed consolidated balance sheets that relate to the recognition of revenue and collection of the related cash.

(in millions)	March 31, 2024	December 31, 2023
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,899	$1,914
Noncurrent deferred revenue (included in other noncurrent liabilities)	$622	$618

Comcast Corporation
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	March 31, 2024	December 31, 2023
Receivables, net	$1,708	$1,695
Noncurrent receivables, net (included in other noncurrent assets, net)	1,201	1,223
Total	$2,909	$2,918
Note 4: Programming and Production Costs

	Three Months Ended March 31,
(in millions)	2024	2023
Video distribution programming	$3,020	$3,191
Film and television content:
Owned(a)	2,562	2,734
Licensed, including sports rights	2,924	2,732
Other	317	347
Total programming and production costs	$8,823	$9,004
(a) Amount includes amortization of owned content of $2.1 billion and $2.2 billion for the three months ended March 31, 2024 and 2023, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	March 31, 2024	December 31, 2023
Owned:
In production and in development	$2,821	$2,893
Completed, not released	383	317
Released, less amortization	4,188	4,340
	7,392	7,551
Licensed, including sports advances	5,365	5,369
Film and television costs	$12,757	$12,920
Note 5: Debt
As of March 31, 2024, our debt had a carrying value of $96.6 billion and an estimated fair value of $89.5 billion. As of December 31, 2023, our debt had a carrying value of $97.1 billion and an estimated fair value of $92.2 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Note 6: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended March 31,
(in millions)	2024	2023
Equity in net income (losses) of investees, net	$158	$485
Realized and unrealized gains (losses) on equity securities, net	(51)	(6)
Other income (loss), net	191	128
Investment and other income (loss), net	$298	$607
The amount of unrealized gains (losses), net recognized in the three months ended March 31, 2024 and 2023 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(70) million and $(24) million, respectively.

Comcast Corporation
Investments

(in millions)	March 31, 2024	December 31, 2023
Equity method	$7,850	$7,615
Marketable equity securities	56	39
Nonmarketable equity securities	1,410	1,482
Other investments	562	559
Total investments	9,878	9,694
Less: Current investments	330	310
Noncurrent investments	$9,548	$9,385
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the three months ended March 31, 2024 and 2023 was $32 million and $20 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three months ended March 31, 2024 and 2023, we made cash capital contributions to Atairos totaling $13 million and $14 million, respectively. As of March 31, 2024 and December 31, 2023, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $5.7 billion and $5.5 billion, respectively. As of March 31, 2024, our remaining unfunded capital commitment was $1.4 billion.
Other Investments
Other investments also includes investments in certain short-term instruments, which totaled $259 million and $254 million as of March 31, 2024 and December 31, 2023, respectively. The carrying amounts of these investments approximate their fair values, which are primarily based on Level 2 inputs that use interest rates for instruments with similar terms and remaining maturities. Proceeds from short-term instruments for the three months ended March 31, 2024 and 2023 were $255 million and $304 million, respectively. Purchases of short-term instruments for the three months ended March 31, 2024 were $257 million. There were no purchases of short-term instruments for the three months ended March 31, 2023.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of March 31, 2024, Universal Beijing Resort had $3.5 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement. As of December 31, 2023, Universal Beijing Resort had $3.5 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement.
As of March 31, 2024, our condensed consolidated balance sheets included assets and liabilities of Universal Beijing Resort totaling $7.5 billion and $7.1 billion, respectively. As of December 31, 2023, our condensed consolidated balance sheets included assets and liabilities of Universal Beijing Resort totaling $7.8 billion and $7.2 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.

Comcast Corporation
Note 7: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended March 31,
(in millions)	2024	2023
Weighted-average number of common shares outstanding – basic	3,959	4,208
Effect of dilutive securities	34	19
Weighted-average number of common shares outstanding – diluted	3,992	4,227
Antidilutive securities	162	202
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2024	December 31, 2023
Cumulative translation adjustments	$(2,019)	$(1,596)
Deferred gains (losses) on cash flow hedges	70	49
Unrecognized gains (losses) on employee benefit obligations and other	269	293
Accumulated other comprehensive income (loss), net of deferred taxes	$(1,680)	$(1,253)
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of restricted share units (“RSUs”) and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2024, we granted 31 million RSUs and 3 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $42.62 per RSU and $9.49 per stock option. During the three months ended March 31, 2024 and 2023, share-based compensation expense recognized in our condensed consolidated statements of income was $303 million and $295 million, respectively. As of March 31, 2024, we had unrecognized pretax compensation expense of $2.8 billion related to nonvested RSUs and nonvested stock options.
Note 8: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31,
(in millions)	2024	2023
Interest	$731	$766
Income taxes	$349	$148
Noncash Activities
During the three months ended March 31, 2024:
•we acquired $2.0 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.31 per common share paid in April 2024
During the three months ended March 31, 2023:
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

(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$6,515	$6,215
Restricted cash included in other current assets and other noncurrent assets, net	71	67
Cash, cash equivalents and restricted cash, end of period	$6,586	$6,282
Note 9: Commitments and Contingencies
Contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such proceedings and claims is not expected to materially affect our results of operations, cash flows or financial position, any such legal proceedings or claims could be time-consuming and injure our reputation.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and related notes (“Notes”) included in this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K.
Overview
We are a global media and technology company with two primary businesses: Connectivity & Platforms and Content & Experiences. We present the operations of (1) our Connectivity & Platforms business in two segments: Residential Connectivity & Platforms and Business Services Connectivity; and (2) our Content & Experiences business in three segments: Media, Studios and Theme Parks.
Consolidated Operating Results

	Three Months Ended March 31,		Change
(in millions, except per share data)	2024	2023	%
Revenue	$30,058	$29,691	1.2%
Costs and Expenses:
Programming and production	8,823	9,004	(2.0)
Marketing and promotion	2,018	1,963	2.8
Other operating and administrative	9,857	9,301	6.0
Depreciation	2,175	2,264	(3.9)
Amortization	1,376	1,513	(9.1)
Total costs and expenses	24,248	24,045	0.8
Operating income	5,810	5,646	2.9
Interest expense	(1,002)	(1,010)	(0.7)
Investment and other income (loss), net	298	607	(51.0)
Income before income taxes	5,105	5,243	(2.6)
Income tax expense	(1,328)	(1,476)	(10.1)
Net income	3,777	3,767	0.3
Less: Net income (loss) attributable to noncontrolling interests	(79)	(67)	18.9
Net income attributable to Comcast Corporation	$3,857	$3,834	0.6%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.97	$0.91	6.9%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.97	$0.91	6.5%
Weighted-average number of common shares outstanding – basic	3,959	4,208	(5.9)%
Weighted-average number of common shares outstanding – diluted	3,992	4,227	(5.6)%

Adjusted EBITDA(a)	$9,355	$9,415	(0.6)%
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 22 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily driven by an increase in the Content & Experiences business and in Corporate and Other. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated costs and expenses, excluding depreciation and amortization expense, increased for the three months ended March 31, 2024 primarily driven by increases in the Content & Experiences business and in Corporate and Other. Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense decreased for the three months ended March 31, 2024 primarily due to decreased amortization of software.

Amortization expense from acquisition-related intangible assets totaled $569 million and $556 million for the three months ended March 31, 2024 and 2023, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense remained consistent for the three months ended March 31, 2024 primarily due to interest expense in the prior year associated with our collateralized obligation which was repaid in the fourth quarter of 2023, offset by an increase in average debt outstanding and higher weighted-average interest rates.
Consolidated investment and other income (loss), net decreased for the three months ended March 31, 2024 compared to the same period in 2023.

	Three Months Ended March 31,
(in millions)	2024	2023
Equity in net income (losses) of investees, net	$158	$485
Realized and unrealized gains (losses) on equity securities, net	(51)	(6)
Other income (loss), net	191	128
Total investment and other income (loss), net	$298	$607
The change in equity in net income (losses) of investees, net was primarily due to our investment in Atairos. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $195 million and $524 million for the three months ended March 31, 2024 and 2023, respectively.
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended March 31, 2024 was primarily due to gains on marketable securities in the prior year period and higher losses on nonmarketable securities in the current year period.
The change in other income (loss), net for the three months ended March 31, 2024 primarily resulted from a gain related to an equity method investment in the current year period.
Consolidated income tax expense for the three months ended March 31, 2024 and 2023 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by lower domestic income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three months ended March 31, 2024 compared with the same period in 2023 primarily due to an increase in losses in our Xumo streaming platform joint venture, partially offset by a decrease in losses at Universal Beijing Resort in the current year period.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.
Connectivity & Platforms Results of Operations

	Three Months Ended March 31,		Change	Constant Currency Change(b)
(in millions)	2024	2023	%	%
Revenue
Residential Connectivity & Platforms	$17,868	$17,869	—%	(0.8)%
Business Services Connectivity	2,407	2,283	5.4	5.4
Total Connectivity & Platforms revenue	$20,275	$20,153	0.6%	(0.1)%
Adjusted EBITDA
Residential Connectivity & Platforms	$6,852	$6,762	1.3%	1.1%
Business Services Connectivity	1,366	1,332	2.6	2.6
Total Connectivity & Platforms Adjusted EBITDA	$8,218	$8,093	1.5%	1.3%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	38.3%	37.8%	50 bps	60 bps
Business Services Connectivity	56.7	58.3	(160) bps	(160) bps
Total Connectivity & Platforms Adjusted EBITDA margin	40.5%	40.2%	30 bps	50 bps
(a)Our Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management. Change in Adjusted EBITDA margin reflects the year-over-year basis point change.
(b)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 22 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. An increasingly competitive environment and continued low domestic household move levels have had negative impacts on our customer relationships additions/(losses). In addition, if funding for the Affordable Connectivity Program, which provides a monthly discount towards broadband service for eligible low-income households, expires without renewal by Congress during the second quarter of 2024, our residential broadband customer relationships may be negatively impacted. We believe our residential connectivity revenue will increase as a result of growth in average domestic broadband revenue per customer, as well as increases in domestic wireless and international connectivity revenue. At the same time, we expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically mitigate the impact of continued rate increases on programming expenses. We also expect continued declines in other revenue related to declines in wireline voice revenue. We believe our Business Services Connectivity segment will continue to grow by offering competitive services, including to medium-sized and enterprise customers. Global economic conditions and consumer sentiment have in the past, and may continue to, adversely impact demand for our products and services and our results of operations.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	March 31,		Three Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Customer Relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	31,555	31,826	(94)	(34)
International Residential Connectivity & Platforms customer relationships(a)	17,782	18,051	(65)	111
Business Services Connectivity customer relationships(b)	2,634	2,630	(7)	5
Total Connectivity & Platforms customer relationships	51,971	52,507	(166)	82
Domestic Broadband
Residential customers	29,693	29,815	(55)	3
Business customers	2,495	2,508	(10)	2
Total domestic broadband customers	32,188	32,324	(65)	5
Domestic Wireless
Total domestic wireless lines(c)	6,877	5,668	289	355
Domestic Video
Total domestic video customers	13,618	15,528	(487)	(614)
Domestic homes and businesses passed(d)	62,729	61,624
Domestic broadband penetration of homes and businesses passed(e)	51.1%	52.3%
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
(d)Connectivity & Platforms domestic homes and businesses are considered passed if we can connect them to our network in the United States without further extending the transmission lines. Homes and businesses passed is an estimate based on the best available information.
(e)Penetration is calculated by dividing the number of domestic customers located within our network by the number of domestic homes and businesses passed.

	Three Months Ended March 31,		Change	Constant Currency Change(a)
	2024	2023	%	%
Average monthly total Connectivity & Platforms revenue per customer relationship	$129.84	$128.04	1.4%	0.7%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$52.62	$51.42	2.3%	2.1%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 22 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.

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

Connectivity & Platforms — Supplemental Costs and Expenses Information
Connectivity & Platforms supplemental costs and expenses information in the table below is presented on an aggregate basis across the Connectivity & Platforms segments as the segments use certain shared infrastructure, including our network in the United States. Costs and expenses information reported separately for the Residential Connectivity & Platforms and Business Services Connectivity segments include each segment’s direct costs and an allocation of shared costs.

	Three Months Ended March 31,		Change	Constant Currency Change(g)
(in millions)	2024	2023	%	%
Costs and Expenses
Programming(a)	$4,405	$4,600	(4.2)%	(5.1)%
Technical and support(b)	1,959	1,830	7.0	6.4
Direct product costs(c)	1,514	1,401	8.1	5.9
Marketing and promotion(d)	1,173	1,202	(2.5)	(3.2)
Customer service(e)	709	709	—	(0.7)
Other(f)	2,297	2,317	(0.9)	(1.7)
Total Connectivity & Platforms costs and expenses	$12,058	$12,059	—%	(1.0)%
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
(g)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 22 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended March 31,		Change	Constant Currency Change(a)
(in millions)	2024	2023	%	%
Revenue
Domestic broadband	$6,591	$6,343	3.9%	3.9%
Domestic wireless	972	858	13.3	13.3
International connectivity	1,116	897	24.4	19.4
Total residential connectivity	8,679	8,099	7.2	6.7
Video	6,876	7,382	(6.9)	(7.7)
Advertising	951	907	4.9	3.5
Other	1,362	1,482	(8.1)	(9.0)
Total revenue	17,868	17,869	—	(0.8)
Costs and Expenses
Programming	4,405	4,600	(4.2)	(5.1)
Other	6,611	6,508	1.6	0.4
Total costs and expenses	11,016	11,108	(0.8)	(1.9)
Adjusted EBITDA	$6,852	$6,762	1.3%	1.1%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 22 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 due to an increase in average rates.

Domestic wireless revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 due to an increase in the number of customer lines.
International connectivity revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 due to increases in broadband revenue resulting from an increase in average rates and in wireless revenue resulting from increases in wireless services and sales of wireless devices. These increases include the positive impact of foreign currency.
Video revenue decreased for the three months ended March 31, 2024 compared to the same period in 2023 due to a decline in the overall number of residential video customers, partially offset by an overall increase in average rates and the positive impact of foreign currency.
Advertising revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily driven by an increase in domestic political advertising, increased revenue from our advanced advertising business and the positive impact of foreign currency, partially offset by lower domestic advertising.
Other revenue decreased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a decrease in residential wireline voice revenue driven by a decline in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a decline in the number of domestic video subscribers, partially offset by rate increases under our domestic programming contracts and the impact of foreign currency.
Other expenses increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher technical and support expenses, the impact of foreign currency and increased spending on direct product costs, partially offset by decreased spending on marketing and promotion.
Business Services Connectivity Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2024	2023	%
Revenue	$2,407	$2,283	5.4%
Costs and expenses	1,041	952	9.4
Adjusted EBITDA	$1,366	$1,332	2.6%
Business services connectivity revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 due to an increase in revenue from small business customers driven by an increase in average rates, and due to an increase in revenue from medium-sized and enterprise customers.
Business services connectivity costs and expenses increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increases in direct product costs, marketing and promotion expenses, and technical and support expenses.

Content & Experiences Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2024	2023	%
Revenue
Media	$6,371	$6,152	3.6%
Studios	2,743	2,956	(7.2)
Theme Parks	1,979	1,949	1.5
Headquarters and Other	12	19	(36.8)
Eliminations	(731)	(817)	10.5
Total Content & Experiences revenue	$10,374	$10,259	1.1%
Adjusted EBITDA
Media	$827	$880	(6.1)%
Studios	244	277	(12.2)
Theme Parks	632	658	(3.9)
Headquarters and Other	(243)	(232)	(4.8)
Eliminations	33	24	36.9
Total Content & Experiences Adjusted EBITDA	$1,493	$1,607	(7.1)%
We operate our Media segment as a combined television and streaming business. We expect that the number of subscribers and audience ratings at our linear television networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by continued growth in paid subscribers and advertising revenue at Peacock. We expect to continue to incur significant costs related to content and marketing at Peacock. Revenue and programming expenses are also impacted by the timing of certain sporting events, including the Olympics in the third quarter of 2024. Global economic conditions and consumer sentiment have in the past, and may continue to, adversely impact demand for our products and services and our results of operations.
Our Studios segment generates revenue primarily from third parties and from licensing content to our Media segment. While results of operations for our Studios segment are not impacted, results for our total Content & Experiences business may be impacted as the Studios segment licenses content to the Media segment, including for Peacock, rather than licensing the content to third parties.
We continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including Epic Universe in Orlando, as well as in new destinations and experiences which we believe will have a positive impact on attendance and guest spending at our theme parks.
Media Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2024	2023	%
Revenue
Domestic advertising	$2,025	$2,025	—%
Domestic distribution	2,906	2,709	7.2
International networks	1,021	1,008	1.3
Other	420	410	2.5
Total revenue	6,371	6,152	3.6
Costs and Expenses
Programming and production	4,140	3,989	3.8
Marketing and promotion	314	305	3.0
Other	1,090	978	11.5
Total costs and expenses	5,545	5,272	5.2
Adjusted EBITDA	$827	$880	(6.1)%

Media Segment – Revenue
Domestic advertising revenue remained consistent for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a decrease in revenue at our linear television networks, offset by an increase in revenue at Peacock.
Domestic distribution revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in Peacock paid subscribers, partially offset by a decrease in revenue at our linear television networks. The decrease at our networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
International networks revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the positive impact of foreign currency.
* * *
Media segment total revenue included $1.1 billion and $685 million related to Peacock for the three months ended March 31, 2024 and 2023, respectively. We had 34 million and 22 million paid subscribers of Peacock as of March 31, 2024 and 2023, respectively. Peacock paid subscribers represent customers from which Peacock receives a subscription fee on a retail or wholesale basis. Paid subscribers do not include certain customers that receive Peacock as part of bundled services where Peacock does not receive fees.
Media Segment – Costs and Expenses
Programming and production costs increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher programming costs at Peacock and an increase in domestic sports programming costs for our television networks. This increase was partially offset by a decrease in international sports programming costs driven by the shift of certain European football matches and the related programming expense to the first half of 2023 due to timing of the 2022 FIFA World Cup and a decrease in content costs for our entertainment television networks.
Marketing and promotion expenses increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher costs related to marketing for Peacock.
Other expenses increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in costs related to Peacock.
* * *
Media segment total costs and expenses included $1.7 billion and $1.4 billion related to Peacock for the three months ended March 31, 2024 and 2023, respectively.
Studios Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2024	2023	%
Revenue
Content licensing	$2,101	$2,344	(10.4)%
Theatrical	330	319	3.4
Other	312	292	6.6
Total revenue	2,743	2,956	(7.2)
Costs and Expenses
Programming and production	1,859	2,101	(11.5)
Marketing and promotion	431	397	8.5
Other	209	180	16.3
Total costs and expenses	2,499	2,678	(6.7)
Adjusted EBITDA	$244	$277	(12.2)%
Studios Segment – Revenue
Content licensing revenue decreased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the timing of when content was made available by our film studios.
Theatrical revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher revenue from recent releases, including Kung Fu Panda 4 and Migration, compared to revenue from releases in the prior year period, including Puss in Boots: The Last Wish and M3GAN.

Studios Segment – Costs and Expenses
Programming and production costs decreased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to lower costs associated with content licensing.
Marketing and promotion expenses increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increased spending on recent and upcoming theatrical film releases in the current year period.
Theme Parks Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2024	2023	%
Revenue	$1,979	$1,949	1.5%
Costs and expenses	1,347	1,291	4.3
Adjusted EBITDA	$632	$658	(3.9)%
Theme parks segment revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 driven by an increase at our domestic theme parks in the current year period. International theme parks revenue was consistent with the prior year period as the underlying revenue increases at our theme parks were offset by the negative impact of foreign currency.
Theme parks segment costs and expenses increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher marketing and promotion costs, partially offset by the impact of foreign currency.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2024	2023	%
Revenue	$12	$19	(36.8)%
Costs and expenses	255	251	1.7
Adjusted EBITDA	$(243)	$(232)	(4.8)%
Headquarters and Other expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended March 31,		Change
(in millions)	2024	2023	%
Revenue	$(731)	$(817)	(10.5)%
Costs and expenses	(765)	(841)	(9.1)
Adjusted EBITDA	$33	$24	(36.9)%
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

Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2024	2023	%
Revenue	$767	$707	8.6%
Costs and expenses	1,096	995	10.2
Adjusted EBITDA	$(329)	$(288)	(14.2)%
Corporate and Other primarily includes overhead and personnel costs; Sky branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture.
Corporate and Other revenue increased for the three months ended March 31, 2024 compared to the same period in 2023 driven by increases across our businesses.
Corporate and Other costs and expenses increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increases related to corporate functions, Sky and Xumo.
Eliminations

	Three Months Ended March 31,		Change
(in millions)	2024	2023	%
Revenue	$(1,358)	$(1,427)	(4.8)%
Costs and expenses	(1,332)	(1,430)	(6.8)
Adjusted EBITDA	$(26)	$3	NM
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2024	2023
Net income attributable to Comcast Corporation	$3,857	$3,834
Net income (loss) attributable to noncontrolling interests	(79)	(67)
Income tax expense	1,328	1,476
Interest expense	1,002	1,010
Investment and other (income) loss, net	(298)	(607)
Depreciation	2,175	2,264
Amortization	1,376	1,513
Adjustments(a)	(6)	(8)
Adjusted EBITDA	$9,355	$9,415
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
Reconciliation of Connectivity & Platforms Constant Currency

	Three months ended March 31, 2023
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$17,869	$135	$18,004
Business Services Connectivity	2,283	1	2,284
Total Connectivity & Platforms revenue	$20,153	$134	$20,287
Adjusted EBITDA
Residential Connectivity & Platforms	$6,762	$18	$6,780
Business Services Connectivity	1,332	—	1,332
Total Connectivity & Platforms Adjusted EBITDA	$8,093	$18	$8,111
Adjusted EBITDA Margin
Residential Connectivity & Platforms	37.8%	(10) bps	37.7%
Business Services Connectivity	58.3	— bps	58.3
Total Connectivity & Platforms Adjusted EBITDA margin	40.2%	(20) bps	40.0%

	Three months ended March 31, 2023
	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$128.04	$0.85	$128.89
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$51.42	$0.11	$51.53

	Three months ended March 31, 2023
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$4,600	$42	$4,642
Technical and support	1,830	10	1,841
Direct product costs	1,401	29	1,430
Marketing and promotion	1,202	11	1,212
Customer service	709	5	714
Other	2,317	21	2,338
Total Connectivity & Platforms costs and expenses	$12,059	$117	$12,176
Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three months ended March 31, 2023
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,343	$—	$6,343
Domestic wireless	858	—	858
International connectivity	897	38	935
Total residential connectivity	8,099	37	8,136
Video	7,382	69	7,451
Advertising	907	12	919
Other	1,482	15	1,497
Total revenue	17,869	135	18,004
Costs and Expenses
Programming	4,600	42	4,642
Other	6,508	75	6,583
Total costs and expenses	11,108	116	11,224
Adjusted EBITDA	$6,762	$18	$6,780
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
Liquidity and Capital Resources

	Three Months Ended March 31,
(in billions)	2024	2023
Cash provided by operating activities	$7.8	$7.2
Cash used in investing activities	$(3.5)	$(3.4)
Cash used in financing activities	$(4.0)	$(3.1)

(in billions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$6.5	$6.2
Debt	$96.6	$97.1

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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of March 31, 2024, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.0 billion.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31,
(in millions)	2024	2023
Operating income	$5,810	$5,646
Depreciation and amortization	3,551	3,777
Noncash share-based compensation	373	359
Changes in operating assets and liabilities	(940)	(1,731)
Payments of interest	(731)	(766)
Payments of income taxes	(349)	(148)
Proceeds from investments and other	134	91
Net cash provided by operating activities	$7,848	$7,228
The variance in changes in operating assets and liabilities for the three months ended March 31, 2024 compared to the same period in 2023 was primarily related to the timing of amortization and related payments for our film and television costs and decreases in receivables and inventory.
The increase in payments of income taxes for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to higher payments of state and foreign income taxes in the current year period. Income tax payments related to the sale of our investment in Hulu will primarily be made in 2024.
Investing Activities
Net cash used in investing activities increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increased purchases of short-term investments and decreased proceeds from the maturity of short-term investments in the current year period. This increase was partially offset by decreased cash paid for intangible assets related to software development and decreased capital expenditures. Capital expenditures decreased for the three months ended March 31, 2024 compared to the same period in 2023 primarily reflecting decreased spending on customer premise equipment, scalable infrastructure and support capital, partially offset by increased spending on line extensions by the Connectivity & Platforms businesses.
In the fourth quarter of 2023, we exercised our put right requiring Disney to purchase our interest in Hulu and received $8.6 billion, representing $9.2 billion for our share of Hulu’s minimum equity value presented as an advance on the sale of our investment in our condensed consolidated balance sheet, less $557 million for our share of prior capital calls. We expect to receive additional proceeds for the sale of our interest in Hulu in 2024 following the final determination of Hulu’s fair value pursuant to a third-party appraisal process, at which time we will recognize the sale of our interest.
Financing Activities
Net cash used in financing activities increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher proceeds from borrowings in the prior year period and increases in repurchases of common stock and repurchases and repayments of debt in the current year period. This increase was partially offset by repayments of short-term borrowings in the prior year period.
For the three months ended March 31, 2024, we repurchased $267 million principal amount of our debt, including $132 million of 3.375% Notes due 2025, $97 million of 3.950% Notes due 2025 and $25 million of 5.250% Notes due 2025.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. In particular, we may repurchase varying amounts of our outstanding public notes and debentures with short to medium term maturities through privately negotiated or market transactions. See Notes 5 and 7 for additional information on our financing activities.
Share Repurchases and Dividends
During the three months ended March 31, 2024, we repurchased a total of 56 million shares of our Class A common stock for $2.4 billion. In January 2024, our Board of Directors terminated the existing share repurchase program authorization and approved a new share repurchase program authorization of $15.0 billion, which has no expiration date. As of March 31, 2024, we had $13.2 billion remaining under the authorization. We expect to repurchase additional shares of our Class A common stock under this new authorization in the open market or in private transactions, subject to market and other conditions.
In addition, we paid $256 million for the three months ended March 31, 2024 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2024, our Board of Directors approved a 6.9% increase in our dividend to $1.24 per share on an annualized basis and approved our first quarter dividend of $0.31 per share, which was paid in April 2024. During the three months ended March 31, 2024, we paid dividends of $1.2 billion. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
Debt and Guarantee Structure

(in billions)	March 31, 2024	December 31, 2023
Debt Subject to Cross-Guarantees
Comcast	$91.5	$91.9
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.9	0.9
	94.0	94.4
Debt Subject to One-Way Guarantees
Sky	3.6	3.6
Other(a)	0.1	0.1
	3.7	3.8
Debt Not Guaranteed
Universal Beijing Resort(b)	3.5	3.5
Other	1.4	1.5
	4.9	5.0
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.1)	(6.1)
Total debt	$96.6	$97.1
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
As of March 31, 2024 and December 31, 2023, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $138 billion and $136 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $18 billion for both periods. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of March 31, 2024 and December 31, 2023, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $106 billion and $104 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $14 billion for both periods. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.

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
For a more complete discussion of the accounting estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2023 Annual Report on Form 10-K and there have been no material changes to this information.
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
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2023 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
January 1-31, 2024	17,178,651	$43.95	17,178,651	$754,999,127	$14,840,000,081
February 1-29, 2024	22,479,364	$42.62	22,479,364	$958,050,098	$13,881,949,983
March 1-31, 2024	16,303,521	$42.63	16,303,521	$694,997,151	$13,186,952,831
Total	55,961,536	$43.03	55,961,536	$2,408,046,377	$13,186,952,831
(a)In September 2022, our Board of Directors approved a share repurchase program authorization of $20.0 billion. In January of 2024, our Board of Directors terminated the existing program and approved a new share repurchase authorization of $15.0 billion effective as of January 26, 2024, which has no expiration date. We expect to repurchase additional shares of our Class A common stock under this authorization, in the open market or in private transactions, subject to market and other conditions.
ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, filed with the Securities and Exchange Commission on April 25, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 25, 2024