Form 10-Q
period 2024-06-30
COMCAST CORP
filed 2024-07-23
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 15, 2024, there were 3,863,057,248 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2024. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue	$29,688	$30,513	$59,746	$60,205
Costs and Expenses:
Programming and production	7,961	8,849	16,784	17,853
Marketing and promotion	1,922	2,100	3,940	4,063
Other operating and administrative	9,630	9,317	19,487	18,618
Depreciation	2,153	2,195	4,328	4,459
Amortization	1,387	1,343	2,762	2,856
Total costs and expenses	23,053	23,804	47,301	47,849
Operating income	6,635	6,709	12,445	12,355
Interest expense	(1,026)	(998)	(2,028)	(2,007)
Investment and other income (loss), net	(434)	15	(137)	622
Income before income taxes	5,175	5,726	10,280	10,970
Income tax expense	(1,336)	(1,537)	(2,663)	(3,013)
Net income	3,839	4,189	7,616	7,957
Less: Net income (loss) attributable to noncontrolling interests	(89)	(59)	(169)	(126)
Net income attributable to Comcast Corporation	$3,929	$4,248	$7,785	$8,082
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.01	$1.02	$1.98	$1.93
Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.00	$1.02	$1.97	$1.92
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$3,839	$4,189	$7,616	$7,957
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $(22), $(20), $(43) and $(22)	(130)	490	(567)	1,268
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $0, $14, $(2), and $23	6	(7)	25	(22)
Realized (gains) losses reclassified to net income, net of deferred taxes of $1, $8, $0 and $16	(5)	(50)	(4)	(97)
Employee benefit obligations and other, net of deferred taxes of $3, $1, $8 and $3	(12)	(4)	(36)	(10)
Other comprehensive income (loss)	(142)	429	(582)	1,139
Comprehensive income	3,698	4,619	7,034	9,096
Less: Net income (loss) attributable to noncontrolling interests	(89)	(59)	(169)	(126)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(36)	(13)	(39)
Comprehensive income attributable to Comcast Corporation	$3,787	$4,714	$7,217	$9,261
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Operating Activities
Net income	$7,616	$7,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,091	7,315
Share-based compensation	689	668
Noncash interest expense (income), net	218	140
Net (gain) loss on investment activity and other	391	(354)
Deferred income taxes	240	296
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	750	(92)
Film and television costs, net	23	58
Accounts payable and accrued expenses related to trade creditors	(648)	(718)
Other operating assets and liabilities	(3,798)	(843)
Net cash provided by operating activities	12,572	14,426
Investing Activities
Capital expenditures	(5,354)	(5,627)
Cash paid for intangible assets	(1,341)	(1,577)
Construction of Universal Beijing Resort	(109)	(104)
Proceeds from sales of businesses and investments	557	369
Purchases of investments	(706)	(593)
Other	73	6
Net cash provided by (used in) investing activities	(6,879)	(7,528)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(660)
Proceeds from borrowings	3,266	6,044
Repurchases and repayments of debt	(1,911)	(3,001)
Repurchases of common stock under repurchase program and employee plans	(4,930)	(4,227)
Dividends paid	(2,418)	(2,387)
Other	175	(260)
Net cash provided by (used in) financing activities	(5,817)	(4,492)
Impact of foreign currency on cash, cash equivalents and restricted cash	(17)	14
Increase (decrease) in cash, cash equivalents and restricted cash	(141)	2,420
Cash, cash equivalents and restricted cash, beginning of period	6,282	4,782
Cash, cash equivalents and restricted cash, end of period	$6,141	$7,202
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$6,065	$6,215
Receivables, net	13,167	13,813
Other current assets	4,220	3,959
Total current assets	23,452	23,987
Film and television costs	12,853	12,920
Investments	9,171	9,385
Property and equipment, net of accumulated depreciation of $59,470 and $58,701	60,507	59,686
Goodwill	58,376	59,268
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $32,240 and $30,290	26,363	27,867
Other noncurrent assets, net	12,468	12,333
Total assets	$262,555	$264,811
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,736	$12,437
Accrued participations and residuals	1,520	1,671
Deferred revenue	3,943	3,242
Accrued expenses and other current liabilities	7,955	11,613
Current portion of debt	1,021	2,069
Advance on sale of investment	9,167	9,167
Total current liabilities	35,342	40,198
Noncurrent portion of debt	97,107	95,021
Deferred income taxes	26,252	26,003
Other noncurrent liabilities	19,914	20,122
Commitments and contingencies
Redeemable noncontrolling interests	236	241
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,744,910,918 and 4,842,108,959; outstanding, 3,872,119,890 and 3,969,317,931	47	48
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,203	38,533
Retained earnings	54,308	52,892
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(1,822)	(1,253)
Total Comcast Corporation shareholders’ equity	83,219	82,703
Noncontrolling interests	485	523
Total equity	83,704	83,226
Total liabilities and equity	$262,555	$264,811
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Redeemable Noncontrolling Interests
Balance, beginning of period	$243	$422	$241	$411
Contributions from (distributions to) noncontrolling interests, net	2	(8)	(8)	(15)
Other	—	(171)	—	(171)
Net income (loss)	(9)	(3)	3	14
Balance, end of period	$236	$239	$236	$239

Class A Common Stock
Balance, beginning of period	$48	$50	$48	$51
Repurchases of common stock under repurchase program and employee plans	(1)	—	(1)	(1)
Balance, end of period	$47	$50	$47	$50

Additional Paid-In Capital
Balance, beginning of period	$38,274	$39,262	$38,533	$39,412
Share-based compensation	287	250	610	543
Repurchases of common stock under repurchase program and employee plans	(428)	(386)	(1,074)	(907)
Issuances of common stock under employee plans	70	82	132	158
Other	—	(89)	1	(87)
Balance, end of period	$38,203	$39,118	$38,203	$39,118

Retained Earnings
Balance, beginning of period	$53,425	$52,524	$52,892	$51,609
Repurchases of common stock under repurchase program and employee plans	(1,825)	(1,664)	(3,906)	(3,352)
Dividends declared	(1,222)	(1,208)	(2,465)	(2,439)
Net income	3,929	4,248	7,785	8,082
Balance, end of period	$54,308	$53,900	$54,308	$53,900

Treasury Stock at Cost
Balance, beginning and end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,680)	$(1,898)	$(1,253)	$(2,611)
Other comprehensive income (loss)	(142)	466	(569)	1,179
Balance, end of period	$(1,822)	$(1,432)	$(1,822)	$(1,432)

Noncontrolling Interests
Balance, beginning of period	$500	$612	$523	$684
Other comprehensive income (loss)	—	(36)	(13)	(39)
Contributions from (distributions to) noncontrolling interests, net	66	41	147	56
Other	—	(2)	—	(2)
Net income (loss)	(81)	(55)	(172)	(139)
Balance, end of period	$485	$559	$485	$559
Total equity	$83,704	$84,679	$83,704	$84,679
Cash dividends declared per common share	$0.31	$0.29	$0.62	$0.58
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

Comcast Corporation
Note 2: Segment Information
We are a global media and technology company with five segments: Residential Connectivity & Platforms, Business Services Connectivity, Media, Studios and Theme Parks.
Our financial data by segment is presented in the tables below. We do not present asset information for our segments as this information is not used to allocate resources.

	Three Months Ended June 30, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,794	$2,416	$5,190	$1,657	$1,974	$29,030
Intersegment revenue(a)	30	6	1,134	597	1	1,768
	17,824	2,421	6,324	2,253	1,975	30,798
Reconciliation of Revenue
Other revenue(b)						715
Eliminations(a)						(1,825)
Total consolidated revenue						$29,688

Segment Adjusted EBITDA(c)	$7,103	$1,380	$1,356	$124	$632	$10,594

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(d)						(198)
Corporate and other(b)(c)						(257)
Eliminations						36
Depreciation						(2,153)
Amortization						(1,387)
Interest expense						(1,026)
Investment and other income (loss), net						(434)
Income before income taxes						$5,175

	Three Months Ended June 30, 2023
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$18,025	$2,281	$5,030	$2,341	$2,209	$29,886
Intersegment revenue(a)	43	11	1,164	747	—	1,965
	18,068	2,292	6,195	3,087	2,209	31,851
Reconciliation of Revenue
Other revenue(b)						665
Eliminations(a)						(2,003)
Total consolidated revenue						$30,513

Segment Adjusted EBITDA(c)	$7,024	$1,322	$1,244	$255	$833	$10,677

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(d)						(200)
Corporate and other(b)(c)						(300)
Eliminations						70
Depreciation						(2,195)
Amortization						(1,343)
Interest expense						(998)
Investment and other income (loss), net						15
Income before income taxes						$5,726

Comcast Corporation

	Six Months Ended June 30, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$35,624	$4,817	$10,412	$3,561	$3,953	$58,368
Intersegment revenue(a)	68	12	2,283	1,435	1	3,798
	35,692	4,829	12,695	4,996	3,954	62,166
Reconciliation of Revenue
Other revenue(b)						1,494
Eliminations(a)						(3,914)
Total consolidated revenue						$59,746

Segment Adjusted EBITDA(c)	$13,955	$2,746	$2,182	$367	$1,264	$20,514

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(d)						(442)
Corporate and other(b)(c)						(580)
Eliminations						43
Depreciation						(4,328)
Amortization						(2,762)
Interest expense						(2,028)
Investment and other income (loss), net						(137)
Income before income taxes						$10,280

	Six Months Ended June 30, 2023
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$35,842	$4,564	$10,015	$4,334	$4,158	$58,913
Intersegment revenue(a)	96	11	2,332	1,709	—	4,147
	35,937	4,575	12,347	6,043	4,158	63,060
Reconciliation of Revenue
Other revenue(b)						1,391
Eliminations(a)						(4,247)
Total consolidated revenue						$60,205

Segment Adjusted EBITDA(c)	$13,785	$2,654	$2,124	$532	$1,490	$20,585

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(d)						(432)
Corporate and other(b)(c)						(581)
Eliminations						98
Depreciation						(4,459)
Amortization						(2,856)
Interest expense						(2,007)
Investment and other income (loss), net						622
Income before income taxes						$10,970
(a)Our most significant intersegment revenue transactions include distribution revenue in Media related to fees from Residential Connectivity & Platforms for the rights to distribute television programming, and content licensing revenue in Studios for licenses of owned content to Media.
(b)Includes the operations of our Sky-branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture with Charter Communications. Corporate and other also includes overhead and personnel costs for Corporate.
(c)We use Adjusted EBITDA as the measure of profit or loss for our segments. From time to time we may report the impact of certain events, gains, losses or other charges related to our segments within Corporate and other.
(d)Includes overhead, personnel costs and costs associated with corporate initiatives for our Media, Studios and Theme Park segments.

Comcast Corporation
Note 3: Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Domestic broadband	$6,569	$6,377	$13,160	$12,720
Domestic wireless	1,019	869	1,991	1,727
International connectivity	1,148	1,002	2,264	1,900
Total residential connectivity	8,736	8,248	17,415	16,346
Video	6,781	7,358	13,658	14,741
Advertising	993	993	1,944	1,900
Other	1,313	1,469	2,675	2,950
Total Residential Connectivity & Platforms Segment	17,824	18,068	35,692	35,937

Total Business Services Connectivity Segment	2,421	2,292	4,829	4,575

Domestic advertising	1,991	2,027	4,016	4,051
Domestic distribution	2,764	2,615	5,670	5,325
International networks	1,102	1,035	2,123	2,043
Other	467	518	887	928
Total Media Segment	6,324	6,195	12,695	12,347

Content licensing	1,714	1,821	3,815	4,165
Theatrical	237	913	567	1,232
Other	302	354	614	646
Total Studios Segment	2,253	3,087	4,996	6,043

Total Theme Parks Segment	1,975	2,209	3,954	4,158

Other revenue	715	665	1,494	1,391
Eliminations(a)	(1,825)	(2,003)	(3,914)	(4,247)
Total revenue	$29,688	$30,513	$59,746	$60,205
(a)See Note 2 for additional information on intersegment revenue transactions.
Condensed Consolidated Balance Sheets

(in millions)	June 30, 2024	December 31, 2023
Receivables, gross	$13,903	$14,511
Less: Allowance for credit losses	736	698
Receivables, net	$13,167	$13,813
The following table summarizes our other balances that are not separately presented in our condensed consolidated balance sheets that relate to the recognition of revenue and collection of the related cash.

(in millions)	June 30, 2024	December 31, 2023
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,767	$1,914
Noncurrent deferred revenue (included in other noncurrent liabilities)	$703	$618
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	June 30, 2024	December 31, 2023
Receivables, net	$1,718	$1,695
Noncurrent receivables, net (included in other noncurrent assets, net)	1,161	1,223
Total	$2,879	$2,918

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Video distribution programming	$2,879	$3,191	$5,899	$6,381
Film and television content:
Owned(a)	2,215	2,804	4,776	5,539
Licensed, including sports rights	2,570	2,461	5,494	5,193
Other	298	393	615	740
Total programming and production costs	$7,961	$8,849	$16,784	$17,853
(a) Amount includes amortization of owned content of $1.8 billion and $4.0 billion for the three and six months ended June 30, 2024, respectively, and $2.0 billion and $4.3 billion for the three and six months ended June 30,2023, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	June 30, 2024	December 31, 2023
Owned:
In production and in development	$3,474	$2,893
Completed, not released	241	317
Released, less amortization	4,035	4,340
	7,751	7,551
Licensed, including sports advances	5,102	5,369
Film and television costs	$12,853	$12,920
Note 5: Debt
As of June 30, 2024, our debt had a carrying value of $98.1 billion and an estimated fair value of $89.5 billion. As of December 31, 2023, our debt had a carrying value of $97.1 billion and an estimated fair value of $92.2 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
In May 2024, we entered into a new $11.8 billion revolving credit facility with a syndicate of banks, due May 17, 2029, that may be used for general corporate purposes. We may increase the commitments under the facility up to a total of $14.8 billion, as well as extend the expiration date to no later than May 17, 2031, subject to the approval of the lenders. The interest rate consists of a benchmark rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of June 30, 2024, the borrowing margin for borrowings based on the Adjusted Term SOFR Rate, as defined in the agreement, was 0.875%. The facility requires that we maintain a certain financial ratio based on debt and EBITDA, as defined in the agreement. In connection with our entry into the new credit facility, we terminated our prior credit facility dated as of March 30, 2021, and as of June 30, 2024 and December 31, 2023, we had no borrowings outstanding under the new and prior credit facility, respectively. As of June 30, 2024, amounts available under our new credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.

Comcast Corporation
Note 6: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Equity in net income (losses) of investees, net	$(444)	$(80)	$(286)	$405
Realized and unrealized gains (losses) on equity securities, net	(89)	(38)	(141)	(44)
Other income (loss), net	99	133	290	261
Investment and other income (loss), net	$(434)	$15	$(137)	$622
The amount of unrealized gains (losses), net recognized in the three months ended June 30, 2024 and 2023 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(70) million and $(41) million, respectively. The amount of unrealized gains (losses), net recognized in the six months ended June 30, 2024 and 2023 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(141) million and $(66) million, respectively.
Investments

(in millions)	June 30, 2024	December 31, 2023
Equity method	$7,478	$7,615
Marketable equity securities	15	39
Nonmarketable equity securities	1,402	1,482
Other investments	422	559
Total investments	9,318	9,694
Less: Current investments	146	310
Noncurrent investments	$9,171	$9,385
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the six months ended June 30, 2024 and 2023 was $66 million and $142 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the six months ended June 30, 2024 and 2023, we made cash capital contributions to Atairos totaling $26 million and $28 million, respectively. As of June 30, 2024 and December 31, 2023, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $5.3 billion and $5.5 billion, respectively. As of June 30, 2024, our remaining unfunded capital commitment was $1.4 billion.
Other Investments
Other investments also includes investments in certain short-term instruments, which totaled $117 million and $254 million as of June 30, 2024 and December 31, 2023, respectively. The carrying amounts of these investments approximate their fair values, which are primarily based on Level 2 inputs that use interest rates for instruments with similar terms and remaining maturities. Proceeds from short-term instruments for the six months ended June 30, 2024 and 2023 were $514 million and $304 million, respectively. Purchases of short-term instruments for the six months ended June 30, 2024 and 2023 were $373 million and $162 million, respectively.

Comcast Corporation
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of June 30, 2024, Universal Beijing Resort had $3.4 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement. As of December 31, 2023, Universal Beijing Resort had $3.5 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement.
As of June 30, 2024, our condensed consolidated balance sheets included assets and liabilities of Universal Beijing Resort totaling $7.4 billion and $7.0 billion, respectively. As of December 31, 2023, our condensed consolidated balance sheets included assets and liabilities of Universal Beijing Resort totaling $7.8 billion and $7.2 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 7: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Weighted-average number of common shares outstanding – basic	3,905	4,165	3,932	4,186
Effect of dilutive securities	15	18	24	19
Weighted-average number of common shares outstanding – diluted	3,920	4,183	3,956	4,205
Antidilutive securities	228	230	195	216
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2024	December 31, 2023
Cumulative translation adjustments	$(2,149)	$(1,596)
Deferred gains (losses) on cash flow hedges	70	49
Unrecognized gains (losses) on employee benefit obligations and other	257	293
Accumulated other comprehensive income (loss), net of deferred taxes	$(1,822)	$(1,253)
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of restricted share units (“RSUs”) and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2024, we granted 31 million RSUs and 3 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $42.62 per RSU and $9.49 per stock option. During the three months ended June 30, 2024 and 2023, share-based compensation expense recognized in our condensed consolidated statements of income was $261 million and $252 million, respectively. During the six months ended June 30, 2024 and 2023, share-based compensation expense recognized in our condensed consolidated statements of income was $564 million and $547 million, respectively. As of June 30, 2024, we had unrecognized pretax compensation expense of $2.6 billion related to nonvested RSUs and nonvested stock options.

Comcast Corporation
Note 8: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Six Months Ended June 30,
(in millions)	2024	2023
Interest	$1,813	$1,823
Income taxes	$4,568	$2,384
Noncash Activities
During the six months ended June 30, 2024:
•we acquired $2.1 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.31 per common share paid in July 2024
During the six months ended June 30, 2023:
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

(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,065	$6,215
Restricted cash included in other current assets and other noncurrent assets, net	77	67
Cash, cash equivalents and restricted cash, end of period	$6,141	$6,282
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
Consolidated Operating Results

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per share data)	2024	2023	%	2024	2023	%
Revenue	$29,688	$30,513	(2.7)%	$59,746	$60,205	(0.8)%
Costs and Expenses:
Programming and production	7,961	8,849	(10.0)	16,784	17,853	(6.0)
Marketing and promotion	1,922	2,100	(8.5)	3,940	4,063	(3.0)
Other operating and administrative	9,630	9,317	3.4	19,487	18,618	4.7
Depreciation	2,153	2,195	(1.9)	4,328	4,459	(2.9)
Amortization	1,387	1,343	3.2	2,762	2,856	(3.3)
Total costs and expenses	23,053	23,804	(3.2)	47,301	47,849	(1.1)
Operating income	6,635	6,709	(1.1)	12,445	12,355	0.7
Interest expense	(1,026)	(998)	2.9	(2,028)	(2,007)	1.1
Investment and other income (loss), net	(434)	15	NM	(137)	622	NM
Income before income taxes	5,175	5,726	(9.6)	10,280	10,970	(6.3)
Income tax expense	(1,336)	(1,537)	(13.1)	(2,663)	(3,013)	(11.6)
Net income	3,839	4,189	(8.4)	7,616	7,957	(4.3)
Less: Net income (loss) attributable to noncontrolling interests	(89)	(59)	51.7	(169)	(126)	34.3
Net income attributable to Comcast Corporation	$3,929	$4,248	(7.5)%	$7,785	$8,082	(3.7)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.01	$1.02	(1.4)%	$1.98	$1.93	2.6%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.00	$1.02	(1.3)%	$1.97	$1.92	2.4%
Weighted-average number of common shares outstanding – basic	3,905	4,165	(6.2)%	3,932	4,186	(6.1)%
Weighted-average number of common shares outstanding – diluted	3,920	4,183	(6.3)%	3,956	4,205	(5.9)%

Adjusted EBITDA(a)	$10,171	$10,244	(0.7)%	$19,526	$19,659	(0.7)%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated revenue decreased for the three months ended June 30, 2024 compared to the same period in 2023 primarily driven by a decrease in the Content & Experiences business, partially offset by an increase in Corporate and Other. Consolidated revenue remained consistent with the prior year period for the six months ended June 30, 2024 driven by a decrease in the Content & Experiences business, offset by an increase in Corporate and Other. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated costs and expenses, excluding depreciation and amortization expense, decreased for the three months ended June 30, 2024 primarily driven by decreases in the Content & Experiences and Connectivity & Platforms businesses, partially offset by an increase in Corporate and Other. Consolidated costs and expenses, excluding depreciation and amortization expense, remained consistent with the prior year period for the six months ended June 30, 2024, driven by decreases in the Content & Experiences and Connectivity & Platforms businesses, offset by an increase in Corporate and Other. Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense remained consistent with the prior year period for the three months ended June 30, 2024. Consolidated depreciation and amortization expense decreased for the six months ended June 30, 2024 primarily due to decreased depreciation of international property and equipment and decreased amortization of software.
Amortization expense from acquisition-related intangible assets totaled $563 million and $1.1 billion for the three and six months ended June 30, 2024, respectively, and $572 million and $1.1 billion for the three and six months ended June 30, 2023, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense increased for the three and six months ended June 30, 2024 primarily due to higher weighted-average interest rates and increases in average debt outstanding, partially offset by interest expense in the prior year periods associated with a collateralized obligation that was repaid in the fourth quarter of 2023.
Consolidated investment and other income (loss), net decreased for the three and six months ended June 30, 2024 compared to the same period in 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Equity in net income (losses) of investees, net	$(444)	$(80)	$(286)	$405
Realized and unrealized gains (losses) on equity securities, net	(89)	(38)	(141)	(44)
Other income (loss), net	99	133	290	261
Total investment and other income (loss), net	$(434)	$15	$(137)	$622
The change in equity in net income (losses) of investees, net was primarily due to our investment in Atairos. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $(391) million and $(196) million for the three and six months ended June 30, 2024, respectively, and $(23) million and $501 million for the three and six months ended June 30, 2023, respectively.
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended June 30, 2024 was primarily due to higher losses on nonmarketable and marketable securities in the current year period. The change in realized and unrealized gains (losses) on equity securities, net for the six months ended June 30, 2024 was primarily due to higher losses on nonmarketable securities in the current year period and losses on marketable securities in the current year period compared to gains in the prior year period.
The change in other income (loss), net for the three months ended June 30, 2024 primarily resulted from a gain related to an investment in the prior year period. The change in other income (loss), net for the six months ended June 30, 2024 primarily resulted from higher interest income in the current year period.
Consolidated income tax expense for the three and six months ended June 30, 2024 and 2023 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decreases in income tax expense for the three and six months ended June 30, 2024 compared to the same periods in 2023 were primarily driven by lower domestic income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three and six months ended June 30, 2024 compared with the same periods in 2023 primarily due to Universal Beijing Resort and our regional sports networks.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.
Connectivity & Platforms Results of Operations

	Three Months Ended June 30,		Change	Constant Currency Change(b)	Six Months Ended June 30,		Change	Constant Currency Change(b)
(in millions)	2024	2023	%	%	2024	2023	%	%
Revenue
Residential Connectivity & Platforms	$17,824	$18,068	(1.4)%	(1.5)%	$35,692	$35,937	(0.7)%	(1.1)%
Business Services Connectivity	2,421	2,292	5.7	5.7	4,829	4,575	5.6	5.5
Total Connectivity & Platforms revenue	$20,245	$20,360	(0.6)%	(0.7)%	$40,521	$40,512	—%	(0.4)%
Adjusted EBITDA
Residential Connectivity & Platforms	$7,103	$7,024	1.1%	1.1%	$13,955	$13,785	1.2%	1.1%
Business Services Connectivity	1,380	1,322	4.4	4.4	2,746	2,654	3.5	3.5
Total Connectivity & Platforms Adjusted EBITDA	$8,483	$8,346	1.6%	1.6%	$16,701	$16,439	1.6%	1.4%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	39.9%	38.9%	100 bps	100 bps	39.1%	38.4%	70 bps	80 bps
Business Services Connectivity	57.0	57.7	(70) bps	(70) bps	56.9	58.0	(110) bps	(110) bps
Total Connectivity & Platforms Adjusted EBITDA margin	41.9%	41.0%	90 bps	90 bps	41.2%	40.6%	60 bps	70 bps
(a)Our Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management. The changes reflect the year-over-year basis point changes in the rounded Adjusted EBITDA margins.
(b)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. An increasingly competitive environment and continued low domestic household move levels have had negative impacts on our customer relationships additions/(losses). In addition, funding for the Affordable Connectivity Program, which provided a monthly discount towards broadband service for eligible low-income households, expired during the second quarter of 2024, which began to have, and may continue to have in the short term, a negative impact on our residential broadband customer relationships. We believe our residential connectivity revenue will increase as a result of growth in average domestic broadband revenue per customer, as well as increases in domestic wireless and international connectivity revenue. At the same time, we expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically mitigate the impact of continued rate increases on programming expenses. We also expect continued declines in other revenue related to declines in wireline voice revenue. We believe our Business Services Connectivity segment will continue to grow by offering competitive services, including to medium-sized and enterprise customers. Global economic conditions and consumer sentiment have in the past adversely impacted, and may continue to adversely impact, demand for our products and services and our results of operations.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023	2024	2023
Customer Relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	31,426	31,761	(128)	(65)	(222)	(100)
International Residential Connectivity & Platforms customer relationships(a)	17,638	17,884	(144)	(167)	(208)	(55)
Business Services Connectivity customer relationships(b)	2,632	2,635	(3)	5	(10)	10
Total Connectivity & Platforms customer relationships	51,696	52,280	(275)	(228)	(440)	(145)
Domestic Broadband
Residential customers	29,583	29,796	(110)	(20)	(165)	(17)
Business customers	2,485	2,509	(10)	1	(20)	3
Total domestic broadband customers	32,068	32,305	(120)	(19)	(185)	(14)
Domestic Wireless
Total domestic wireless lines(c)	7,199	5,984	322	316	611	671
Domestic Video
Total domestic video customers	13,199	14,985	(419)	(543)	(907)	(1,157)
Domestic homes and businesses passed(d)	63,031	61,838
Domestic broadband penetration of homes and businesses passed(e)	50.7%	52.1%
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

	Three Months Ended June 30,		Change	Constant Currency Change(a)	Six Months Ended June 30,		Change	Constant Currency Change(a)
	2024	2023	%	%	2024	2023	%	%
Average monthly total Connectivity & Platforms revenue per customer relationship	$130.20	$129.53	0.5%	0.4%	$130.08	$128.97	0.9%	0.5%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$54.55	$53.10	2.7%	2.7%	$53.61	$52.33	2.4%	2.3%
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

	Three Months Ended June 30,		Change	Constant Currency Change(g)	Six Months Ended June 30,		Change	Constant Currency Change(g)
(in millions)	2024	2023	%	%	2024	2023	%	%
Costs and Expenses
Programming(a)	$4,248	$4,579	(7.2)%	(7.3)%	$8,654	$9,178	(5.7)%	(6.2)%
Technical and support(b)	1,845	1,828	0.9	0.9	3,804	3,658	4.0	3.7
Direct product costs(c)	1,515	1,408	7.6	7.2	3,029	2,809	7.8	6.5
Marketing and promotion(d)	1,140	1,213	(6.0)	(6.1)	2,313	2,415	(4.2)	(4.6)
Customer service(e)	682	696	(1.9)	(2.0)	1,392	1,405	(0.9)	(1.4)
Other(f)	2,331	2,290	1.8	1.7	4,628	4,608	0.4	(0.1)
Total Connectivity & Platforms costs and expenses	$11,762	$12,014	(2.1)%	(2.2)%	$23,820	$24,073	(1.1)%	(1.6)%
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

Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended June 30,		Change	Constant Currency Change(a)	Six Months Ended June 30,		Change	Constant Currency Change(a)
(in millions)	2024	2023	%	%	2024	2023	%	%
Revenue
Domestic broadband	$6,569	$6,377	3.0%	3.0%	$13,160	$12,720	3.5%	3.5%
Domestic wireless	1,019	869	17.3	17.3	1,991	1,727	15.3	15.3
International connectivity	1,148	1,002	14.6	13.7	2,264	1,900	19.2	16.4
Total residential connectivity	8,736	8,248	5.9	5.8	17,415	16,346	6.5	6.2
Video	6,781	7,358	(7.8)	(7.9)	13,658	14,741	(7.3)	(7.8)
Advertising	993	993	—	(0.2)	1,944	1,900	2.3	1.6
Other	1,313	1,469	(10.6)	(10.8)	2,675	2,950	(9.3)	(9.9)
Total revenue	17,824	18,068	(1.4)	(1.5)	35,692	35,937	(0.7)	(1.1)
Costs and Expenses
Programming	4,248	4,579	(7.2)	(7.3)	8,654	9,178	(5.7)	(6.2)
Other	6,472	6,465	0.1	(0.1)	13,083	12,973	0.8	0.2
Total costs and expenses	10,721	11,044	(2.9)	(3.1)	21,737	22,152	(1.9)	(2.4)
Adjusted EBITDA	$7,103	$7,024	1.1%	1.1%	$13,955	$13,785	1.2%	1.1%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 due to increases in average rates.
Domestic wireless revenue increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to increases in the number of customer lines.
International connectivity revenue increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 due to increases in broadband revenue resulting from an increase in average rates and in wireless revenue primarily resulting from increases in the sale of wireless services. The increase for the six months ended June 30, 2024 includes the positive impact of foreign currency.
Video revenue decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to declines in the overall number of residential video customers, partially offset by overall increases in average rates.
Advertising revenue remained consistent for the three months ended June 30, 2024 compared to the same period in 2023 primarily driven by lower domestic nonpolitical advertising, offset by an increase in domestic political advertising.
Advertising revenue increased for the six months ended June 30, 2024 compared to the same period in 2023 driven by an increase in domestic political advertising, increased revenue from our advanced advertising business and the positive impact of foreign currency, partially offset by lower domestic nonpolitical advertising.
Other revenue decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to decreases in residential wireline voice revenue driven by declines in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to declines in the number of domestic video subscribers, partially offset by rate increases under our domestic programming contracts.
Other expenses remained consistent for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to increased direct product costs, offset by decreased spending on marketing and promotion.
Other expenses increased for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to increased direct product costs, higher technical and support expenses and the impact of foreign currency, partially offset by decreased spending on marketing and promotion.

Business Services Connectivity Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$2,421	$2,292	5.7%	$4,829	$4,575	5.6%
Costs and expenses	1,041	970	7.4	2,083	1,921	8.4
Adjusted EBITDA	$1,380	$1,322	4.4%	$2,746	$2,654	3.5%
Business services connectivity revenue increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 due to increases in revenue from medium-sized and enterprise customers and from higher average rates from small business customers.
Business services connectivity costs and expenses increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to increases in direct product costs and in technical and support expenses. The increase for the six months ended June 30, 2024 also includes increased spending on marketing and promotion.
Content & Experiences Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue
Media	$6,324	$6,195	2.1%	$12,695	$12,347	2.8%
Studios	2,253	3,087	(27.0)	4,996	6,043	(17.3)
Theme Parks	1,975	2,209	(10.6)	3,954	4,158	(4.9)
Headquarters and Other	10	13	(23.3)	22	31	(31.4)
Eliminations	(505)	(631)	20.0	(1,236)	(1,448)	14.6
Total Content & Experiences revenue	$10,057	$10,873	(7.5)%	$20,431	$21,131	(3.3)%
Adjusted EBITDA
Media	$1,356	$1,244	9.0%	$2,182	$2,124	2.8%
Studios	124	255	(51.4)	367	532	(31.0)
Theme Parks	632	833	(24.1)	1,264	1,490	(15.2)
Headquarters and Other	(198)	(200)	0.7	(442)	(432)	(2.3)
Eliminations	36	56	(35.2)	70	81	(13.4)
Total Content & Experiences Adjusted EBITDA	$1,949	$2,187	(10.9)%	$3,442	$3,795	(9.3)%
We operate our Media segment as a combined television and streaming business. We expect that the number of subscribers and audience ratings at our linear television networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by continued growth in paid subscribers and advertising revenue at Peacock. We expect to continue to incur significant costs related to content and marketing at Peacock. Revenue and programming expenses are also impacted by the timing of certain sporting events, including the Olympics in the third quarter of 2024. Global economic conditions and consumer sentiment have in the past adversely impacted, and may continue to adversely impact, demand for our products and services and our results of operations.
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

Media Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue
Domestic advertising	$1,991	$2,027	(1.7)%	$4,016	$4,051	(0.9)%
Domestic distribution	2,764	2,615	5.7	5,670	5,325	6.5
International networks	1,102	1,035	6.5	2,123	2,043	3.9
Other	467	518	(9.9)	887	928	(4.4)
Total revenue	6,324	6,195	2.1	12,695	12,347	2.8
Costs and Expenses
Programming and production	3,595	3,634	(1.1)	7,735	7,624	1.5
Marketing and promotion	287	341	(15.9)	601	646	(7.0)
Other	1,087	976	11.4	2,177	1,953	11.4
Total costs and expenses	4,968	4,951	0.4	10,513	10,223	2.8
Adjusted EBITDA	$1,356	$1,244	9.0%	$2,182	$2,124	2.8%
Media Segment – Revenue
Domestic advertising revenue decreased for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in revenue at our linear television networks, partially offset by an increase in revenue at Peacock.
Domestic advertising revenue remained consistent for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in revenue at our linear television networks, offset by an increase in revenue at Peacock.
Domestic distribution revenue increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to increases in Peacock paid subscribers, partially offset by decreases in revenue at our linear television networks. The decreases at our networks were primarily due to declines in the number of subscribers, partially offset by contractual rate increases.
International networks revenue increased for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to an increase in revenue associated with the distribution of sports networks.
International networks revenue increased for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to an increase in revenue associated with the distribution of sports networks and the positive impact of foreign currency.
Other revenue decreased for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in revenue from the licensing of our technology.
* * *
Media segment total revenue included $1.0 billion and $2.1 billion related to Peacock for the three and six months ended June 30, 2024, respectively. Media segment total revenue included $820 million and $1.5 billion related to Peacock for the three and six months ended June 30, 2023, respectively. We had 33 million and 24 million paid subscribers of Peacock as of June 30, 2024 and 2023, respectively. Peacock paid subscribers represent customers from which Peacock receives a subscription fee on a retail or wholesale basis. Paid subscribers do not include certain customers that receive Peacock as part of bundled services where Peacock does not receive fees.
Media Segment – Costs and Expenses
Programming and production costs decreased for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease at Peacock and a decrease in content costs for our entertainment television networks, partially offset by an increase in international sports programming costs, which included the timing of events.
Programming and production costs increased for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to higher programming costs at Peacock and an increase in domestic sports programming costs for our television networks, partially offset by a decrease in content costs for our entertainment television networks.
Marketing and promotion expenses decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to lower costs related to marketing for Peacock.
Other expenses increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to increases in costs related to Peacock.

* * *
Media segment total costs and expenses included $1.4 billion and $3.1 billion related to Peacock for the three and six months ended June 30, 2024, respectively. Media segment total costs and expenses included $1.5 billion and $2.9 billion related to Peacock for the three and six months ended June 30, 2023, respectively.
Studios Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue
Content licensing	$1,714	$1,821	(5.9)%	$3,815	$4,165	(8.4)%
Theatrical	237	913	(74.1)	567	1,232	(54.0)
Other	302	354	(14.6)	614	646	(5.0)
Total revenue	2,253	3,087	(27.0)	4,996	6,043	(17.3)
Costs and Expenses
Programming and production	1,499	2,196	(31.7)	3,358	4,297	(21.8)
Marketing and promotion	394	443	(11.1)	825	840	(1.8)
Other	236	194	21.8	445	374	19.2
Total costs and expenses	2,130	2,833	(24.8)	4,629	5,511	(16.0)
Adjusted EBITDA	$124	$255	(51.4)%	$367	$532	(31.0)%
Studios Segment – Revenue
Content licensing revenue decreased for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to the timing of when content was made available by our television studios under licensing agreements.
Content licensing revenue decreased for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to the timing of when content was made available by our film studios.
Theatrical revenue decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to higher revenue from releases in the prior year periods, including The Super Mario Bros. and Fast X, compared to revenue from recent releases, including Kung Fu Panda 4.
Other revenue decreased for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to decreased sales of home entertainment products.
Studios Segment – Costs and Expenses
Programming and production costs decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to lower costs associated with theatrical releases and content licensing sales.
Marketing and promotion expenses decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to decreased spending on recent and upcoming theatrical film releases in the current year periods.
Theme Parks Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$1,975	$2,209	(10.6)%	$3,954	$4,158	(4.9)%
Costs and expenses	1,343	1,376	(2.4)	2,690	2,668	0.8
Adjusted EBITDA	$632	$833	(24.1)%	$1,264	$1,490	(15.2)%
Theme parks segment revenue decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to decreases at our domestic theme parks driven by decreased park attendance, as well as the negative impact from foreign currency at our international theme parks.
Theme parks segment costs and expenses decreased for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to the impact of foreign currency.
Theme parks segment costs and expenses for the six months ended June 30, 2024 were consistent compared to the same period in 2023 primarily due to higher costs associated with park operations, offset by the impact of foreign currency.

Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$10	$13	(23.3)%	$22	$31	(31.4)%
Costs and expenses	208	212	(2.0)	463	463	—
Adjusted EBITDA	$(198)	$(200)	0.7%	$(442)	$(432)	(2.3)%
Headquarters and Other expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$(505)	$(631)	(20.0)%	$(1,236)	$(1,448)	(14.6)%
Costs and expenses	(541)	(687)	(21.3)	(1,306)	(1,528)	(14.6)
Adjusted EBITDA	$36	$56	35.2%	$70	$81	13.4%
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
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$706	$654	8.0%	$1,473	$1,360	8.3%
Costs and expenses	966	957	1.0	2,062	1,952	5.7
Adjusted EBITDA	$(260)	$(303)	14.1%	$(590)	$(591)	0.3%
Corporate and Other primarily includes overhead and personnel costs; Sky branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture.
Corporate and Other revenue increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 driven by increases across our businesses.
Corporate and Other costs and expenses increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to increases related to corporate functions and Xumo. The increase for the three months ended June 30, 2024 was partially offset by lower costs related to Sky operations in Germany, including the impact of the timing of recognition of costs related to the 2022 FIFA World Cup in the prior year period.

Eliminations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$(1,320)	$(1,373)	(3.8)%	$(2,678)	$(2,799)	(4.3)%
Costs and expenses	(1,320)	(1,386)	(4.8)	(2,651)	(2,816)	(5.9)
Adjusted EBITDA	$(1)	$14	NM	$(27)	$17	NM
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income attributable to Comcast Corporation	$3,929	$4,248	$7,785	$8,082
Net income (loss) attributable to noncontrolling interests	(89)	(59)	(169)	(126)
Income tax expense	1,336	1,537	2,663	3,013
Interest expense	1,026	998	2,028	2,007
Investment and other (income) loss, net	434	(15)	137	(622)
Depreciation	2,153	2,195	4,328	4,459
Amortization	1,387	1,343	2,762	2,856
Adjustments(a)	(3)	(3)	(9)	(11)
Adjusted EBITDA	$10,171	$10,244	$19,526	$19,659
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
Reconciliation of Connectivity & Platforms Constant Currency

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$18,068	$20	$18,088	$35,937	$154	$36,092
Business Services Connectivity	2,292	—	2,292	4,575	—	4,575
Total Connectivity & Platforms revenue	$20,360	$20	$20,380	$40,512	$155	$40,667
Adjusted EBITDA
Residential Connectivity & Platforms	$7,024	$5	$7,029	$13,785	$23	$13,809
Business Services Connectivity	1,322	—	1,322	2,654	—	2,654
Total Connectivity & Platforms Adjusted EBITDA	$8,346	$5	$8,351	$16,439	$23	$16,462
Adjusted EBITDA Margin
Residential Connectivity & Platforms	38.9%	- bps	38.9%	38.4%	(10) bps	38.3%
Business Services Connectivity	57.7	- bps	57.7	58.0	- bps	58.0
Total Connectivity & Platforms Adjusted EBITDA margin	41.0%	- bps	41.0%	40.6%	(10) bps	40.5%

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$129.53	$0.13	$129.66	$128.97	$0.49	$129.47
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$53.10	$0.03	$53.13	$52.33	$0.07	$52.41

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$4,579	$4	$4,582	$9,178	$46	$9,224
Technical and support	1,828	1	1,829	3,658	12	3,670
Direct product costs	1,408	5	1,413	2,809	35	2,843
Marketing and promotion	1,213	1	1,214	2,415	10	2,426
Customer service	696	1	696	1,405	6	1,411
Other	2,290	3	2,293	4,608	23	4,631
Total Connectivity & Platforms costs and expenses	$12,014	$15	$12,029	$24,073	$132	$24,205
Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,377	$—	$6,377	$12,720	$—	$12,720
Domestic wireless	869	—	869	1,727	—	1,727
International connectivity	1,002	8	1,010	1,900	45	1,945
Total residential connectivity	8,248	8	8,255	16,346	45	16,392
Video	7,358	8	7,366	14,741	77	14,818
Advertising	993	2	995	1,900	14	1,914
Other	1,469	3	1,471	2,950	18	2,969
Total revenue	18,068	20	18,088	35,937	154	36,092
Costs and Expenses
Programming	4,579	3	4,582	9,178	46	9,224
Other	6,465	12	6,477	12,973	86	13,059
Total costs and expenses	11,044	15	11,059	22,152	131	22,283
Adjusted EBITDA	$7,024	$5	$7,029	$13,785	$23	$13,809
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

Liquidity and Capital Resources

	Six Months Ended June 30,
(in billions)	2024	2023
Cash provided by operating activities	$12.6	$14.4
Cash used in investing activities	$(6.9)	$(7.5)
Cash used in financing activities	$(5.8)	$(4.5)

(in billions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6.1	$6.2
Debt	$98.1	$97.1
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of June 30, 2024, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.
We entered into a new revolving credit facility in May 2024 (see Note 5). Our new revolving credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the agreement. Compliance with this financial covenant is tested on a quarterly basis. As of June 30, 2024, we met this financial covenant, and we expect to remain in compliance with this financial covenant.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30,
(in millions)	2024	2023
Operating income	$12,445	$12,355
Depreciation and amortization	7,091	7,315
Noncash share-based compensation	689	668
Changes in operating assets and liabilities	(1,526)	(1,975)
Payments of interest	(1,813)	(1,823)
Payments of income taxes	(4,568)	(2,384)
Proceeds from investments and other	254	269
Net cash provided by operating activities	$12,572	$14,426
The variance in changes in operating assets and liabilities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily related to decreases in receivables and inventory.
Payments of income taxes increased for the six months ended June 30, 2024 compared to the same period in 2023 and included higher payments in the current year period related to the preceding tax year, primarily driven by the sale of our investment in Hulu, and other tax related matters.

Investing Activities
Net cash used in investing activities decreased for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to decreased capital expenditures, decreased cash paid for intangible assets related to software development and increased proceeds from the maturity of short-term investments in the current year period. These decreases were partially offset by increased purchases of short-term investments. Capital expenditures decreased for the six months ended June 30, 2024 compared to the same period in 2023 primarily reflecting decreased spending on customer premise equipment and scalable infrastructure, partially offset by increased spending on line extensions by the Connectivity & Platforms businesses.
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
Financing Activities
Net cash used in financing activities increased for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to higher proceeds from borrowings in the prior year period and increases in repurchases of common stock in the current year period. These increases were partially offset by higher repurchases and repayments of debt in the prior year period and by repayments of short-term borrowings in the prior year period.
In May 2024, we issued $3.3 billion aggregate principal amount of fixed-rate senior notes, which have maturities ranging between 2029 and 2054 and a weighted-average interest rate of 5.38%. The net proceeds from this issuance was for the repayment of our outstanding commercial paper, and for working capital and general corporate purposes.
For the six months ended June 30, 2024, we made debt repayments of $1.9 billion, including $1.5 billion principal amount of notes due at maturity and $215 million of 3.950% Notes due 2025, $149 million of 3.375% Notes due 2025 and $25 million of 5.250% Notes due 2025.
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
Share Repurchases and Dividends
During the six months ended June 30, 2024, we repurchased a total of 112 million shares of our Class A common stock for $4.6 billion. In January 2024, our Board of Directors terminated the existing share repurchase program authorization and approved a new share repurchase program authorization of $15.0 billion, which has no expiration date. As of June 30, 2024, we had $11.0 billion remaining under the authorization. We expect to repurchase additional shares of our Class A common stock under this new authorization in the open market or in private transactions, subject to market and other conditions.
In addition, we paid $307 million for the six months ended June 30, 2024 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2024, our Board of Directors approved a 6.9% increase in our dividend to $1.24 per share on an annualized basis. During the six months ended June 30, 2024, we paid dividends of $2.4 billion. In May 2024, our Board of Directors approved our second quarter dividend of $0.31 per share, which is payable in July 2024. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	June 30, 2024	December 31, 2023
Debt Subject to Cross-Guarantees
Comcast	$93.1	$91.9
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.9	0.9
	95.6	94.4
Debt Subject to One-Way Guarantees
Sky	3.6	3.6
Other(a)	0.1	0.1
	3.7	3.8
Debt Not Guaranteed
Universal Beijing Resort(b)	3.4	3.5
Other	1.4	1.5
	4.8	5.0
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.1)	(6.1)
Total debt	$98.1	$97.1
(a)NBCUniversal Media, LLC (“NBCUniversal”), Comcast Cable Communications, LLC (“Comcast Cable”) and Comcast Holdings Corporation (“Comcast Holdings”), which is included within other debt subject to one-way guarantees, are each consolidated subsidiaries subject to the periodic reporting requirements of the SEC. The guarantee structures and related disclosures in this section, together with Exhibit 22 to our Annual Report on Form 10-K, satisfy these reporting obligations.
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
As of June 30, 2024 and December 31, 2023, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $80 billion and $136 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $17 billion and $18 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of June 30, 2024 and December 31, 2023, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $47 billion and $104 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $14 billion for both periods. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2023 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
April 1-30, 2024	25,302,381	$39.92	25,302,381	$1,009,999,593	$12,176,953,238
May 1-31, 2024	24,034,085	$38.90	24,034,085	$934,990,530	$11,241,962,708
June 1-30, 2024	7,045,460	$38.32	7,045,460	$270,009,433	$10,971,953,275
Total	56,381,926	$39.29	56,381,926	$2,214,999,556	$10,971,953,275
(a)In September 2022, our Board of Directors approved a share repurchase program authorization of $20.0 billion. In January 2024, our Board of Directors terminated the existing program and approved a new share repurchase authorization of $15.0 billion, which has no expiration date. We expect to repurchase additional shares of our Class A common stock under this authorization, in the open market or in private transactions, subject to market and other conditions.
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1
Credit Agreement dated as of May 17, 2024, among Comcast Corporation, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., Barclays Bank PLC, Mizuho Bank, Ltd., Morgan Stanley MUFG Partners, LLC and Wells Fargo Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Comcast's Current Report on Form 8-K filed May 17, 2024).

10.2*	Employment Agreement between Comcast Corporation and Jennifer Khoury, dated as of December 31, 2022.
10.3*	Employment Agreement between Comcast Corporation and Thomas J. Reid, dated as of April 17, 2024.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2024, filed with the Securities and Exchange Commission on July 23, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 23, 2024