Form 10-Q
period 2024-09-30
COMCAST CORP
filed 2024-10-31
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number	Exact Name of Registrant; State of Incorporation; Address and Telephone Number of Principal Executive Offices	I.R.S. Employer Identification No.
001-32871	COMCAST CORPORATION	27-0000798
Pennsylvania
One Comcast Center
Philadelphia, PA 19103-2838
(215) 286-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	CMCSA	The Nasdaq Stock Market LLC
0.000% Notes due 2026	CMCS26	The Nasdaq Stock Market LLC
0.250% Notes due 2027	CMCS27	The Nasdaq Stock Market LLC
1.500% Notes due 2029	CMCS29	The Nasdaq Stock Market LLC
0.250% Notes due 2029	CMCS29A	The Nasdaq Stock Market LLC
0.750% Notes due 2032	CMCS32	The Nasdaq Stock Market LLC
3.250% Notes due 2032	CMCS32A	The Nasdaq Stock Market LLC
1.875% Notes due 2036	CMCS36	The Nasdaq Stock Market LLC
3.550% Notes due 2036	CMCS36A	The Nasdaq Stock Market LLC
1.250% Notes due 2040	CMCS40	The Nasdaq Stock Market LLC
5.250% Notes due 2040	CMCS40A	The Nasdaq Stock Market LLC
5.50% Notes due 2029	CCGBP29	New York Stock Exchange
2.0% Exchangeable Subordinated Debentures due 2029	CCZ	New York Stock Exchange
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
As of October 15, 2024, there were 3,817,095,628 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2024. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These may include estimates, projections and statements relating to our business plans, objectives and expected operating results, which are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements are generally identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “potential,” “strategy,” “future,” “opportunity,” “commit,” “plan,” “goal,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. In evaluating forward-looking statements, you should consider various factors, including the risks and uncertainties we describe in the “Risk Factors” sections of our Forms 10-K and 10-Q and in other reports we file with the SEC.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue	$32,070	$30,115	$91,817	$90,319
Costs and Expenses:
Programming and production	10,216	8,652	27,000	26,506
Marketing and promotion	1,989	1,866	5,929	5,929
Other operating and administrative	10,128	9,629	29,615	28,247
Depreciation	2,219	2,203	6,548	6,662
Amortization	1,659	1,290	4,421	4,146
Total costs and expenses	26,211	23,640	73,512	71,489
Operating income	5,859	6,475	18,304	18,830
Interest expense	(1,037)	(1,060)	(3,065)	(3,068)
Investment and other income (loss), net	(3)	50	(140)	672
Income before income taxes	4,819	5,465	15,099	16,434
Income tax expense	(1,243)	(1,468)	(3,906)	(4,481)
Net income	3,576	3,997	11,192	11,954
Less: Net income (loss) attributable to noncontrolling interests	(53)	(49)	(222)	(175)
Net income attributable to Comcast Corporation	$3,629	$4,046	$11,415	$12,128
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.94	$0.98	$2.92	$2.92
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.94	$0.98	$2.90	$2.90
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$3,576	$3,997	$11,192	$11,954
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $(31), $(20), $(74) and $(42)	1,889	(1,154)	1,322	114
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $3, $(19), $1, and $4	(19)	62	5	41
Realized (gains) losses reclassified to net income, net of deferred taxes of $11, $2, $11 and $18	(35)	13	(39)	(84)
Employee benefit obligations and other, net of deferred taxes of $2, $2, $10 and $5	(6)	(7)	(42)	(17)
Other comprehensive income (loss)	1,829	(1,086)	1,247	54
Comprehensive income	5,405	2,911	12,439	12,007
Less: Net income (loss) attributable to noncontrolling interests	(53)	(49)	(222)	(175)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	15	7	2	(32)
Comprehensive income attributable to Comcast Corporation	$5,443	$2,953	$12,660	$12,214
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating Activities
Net income	$11,192	$11,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,969	10,807
Share-based compensation	983	955
Noncash interest expense (income), net	331	235
Net (gain) loss on investment activity and other	620	(266)
Deferred income taxes	123	394
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	74	(26)
Film and television costs, net	(287)	(531)
Accounts payable and accrued expenses related to trade creditors	(906)	(518)
Other operating assets and liabilities	(3,505)	(425)
Net cash provided by operating activities	19,593	22,579
Investing Activities
Capital expenditures	(8,267)	(8,922)
Cash paid for intangible assets	(2,043)	(2,405)
Construction of Universal Beijing Resort	(111)	(119)
Proceeds from sales of businesses and investments	689	410
Purchases of investments	(934)	(949)
Other	108	267
Net cash provided by (used in) investing activities	(10,559)	(11,718)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(660)
Proceeds from borrowings	6,268	6,046
Repurchases and repayments of debt	(2,433)	(3,041)
Repurchases of common stock under repurchase program and employee plans	(6,920)	(7,770)
Dividends paid	(3,624)	(3,586)
Other	250	(126)
Net cash provided by (used in) financing activities	(6,459)	(9,136)
Impact of foreign currency on cash, cash equivalents and restricted cash	21	(18)
Increase (decrease) in cash, cash equivalents and restricted cash	2,596	1,707
Cash, cash equivalents and restricted cash, beginning of period	6,282	4,782
Cash, cash equivalents and restricted cash, end of period	$8,878	$6,489
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$8,814	$6,215
Receivables, net	14,036	13,813
Other current assets	4,336	3,959
Total current assets	27,186	23,987
Film and television costs	13,340	12,920
Investments	9,021	9,385
Property and equipment, net of accumulated depreciation of $60,114 and $58,701	61,775	59,686
Goodwill	60,076	59,268
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $34,162 and $30,290	26,423	27,867
Other noncurrent assets, net	12,686	12,333
Total assets	$269,871	$264,811
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,779	$12,437
Accrued participations and residuals	1,476	1,671
Deferred revenue	3,778	3,242
Accrued expenses and other current liabilities	8,977	11,613
Current portion of debt	2,610	2,069
Advance on sale of investment	9,167	9,167
Total current liabilities	37,786	40,198
Noncurrent portion of debt	98,754	95,021
Deferred income taxes	26,263	26,003
Other noncurrent liabilities	20,526	20,122
Commitments and contingencies
Redeemable noncontrolling interests	224	241
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,697,741,828 and 4,842,108,959; outstanding, 3,824,950,800 and 3,969,317,931	47	48
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,147	38,533
Retained earnings	55,105	52,892
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(8)	(1,253)
Total Comcast Corporation shareholders’ equity	85,774	82,703
Noncontrolling interests	544	523
Total equity	86,318	83,226
Total liabilities and equity	$269,871	$264,811
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Redeemable Noncontrolling Interests
Balance, beginning of period	$236	$239	$241	$411
Contributions from (distributions to) noncontrolling interests, net	(3)	(5)	(11)	(20)
Other	—	—	—	(171)
Net income (loss)	(9)	(5)	(6)	9
Balance, end of period	$224	$230	$224	$230

Class A Common Stock
Balance, beginning of period	$47	$50	$48	$51
Repurchases of common stock under repurchase program and employee plans	—	(1)	(1)	(2)
Balance, end of period	$47	$49	$47	$49

Additional Paid-In Capital
Balance, beginning of period	$38,203	$39,118	$38,533	$39,412
Share-based compensation	272	258	882	801
Repurchases of common stock under repurchase program and employee plans	(389)	(579)	(1,462)	(1,486)
Issuances of common stock under employee plans	61	65	193	223
Other	—	4	2	(83)
Balance, end of period	$38,147	$38,866	$38,147	$38,866

Retained Earnings
Balance, beginning of period	$54,308	$53,900	$52,892	$51,609
Repurchases of common stock under repurchase program and employee plans	(1,625)	(3,005)	(5,531)	(6,357)
Dividends declared	(1,205)	(1,190)	(3,670)	(3,628)
Other	(1)	—	(1)	(1)
Net income	3,629	4,046	11,415	12,128
Balance, end of period	$55,105	$53,751	$55,105	$53,751

Treasury Stock at Cost
Balance, beginning and end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,822)	$(1,432)	$(1,253)	$(2,611)
Other comprehensive income (loss)	1,814	(1,093)	1,245	86
Balance, end of period	$(8)	$(2,525)	$(8)	$(2,525)

Noncontrolling Interests
Balance, beginning of period	$485	$559	$523	$684
Other comprehensive income (loss)	15	7	2	(32)
Contributions from (distributions to) noncontrolling interests, net	89	16	236	72
Other	—	—	—	(2)
Net income (loss)	(44)	(44)	(216)	(183)
Balance, end of period	$544	$538	$544	$538
Total equity	$86,318	$83,163	$86,318	$83,163
Cash dividends declared per common share	$0.31	$0.29	$0.93	$0.87
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
Recent Accounting Pronouncements
Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to annual and interim segment disclosures. The updated accounting guidance, among other things, will result in our disclosure of certain significant segment expenses. We will adopt the updated accounting guidance on a retrospective basis in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

	Three Months Ended September 30, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,807	$2,419	$6,926	$1,993	$2,289	$31,434
Intersegment revenue(a)	59	6	1,305	833	—	2,203
	17,866	2,425	8,231	2,826	2,289	33,637
Reconciliation of Revenue
Other revenue(b)						686
Eliminations(a)						(2,253)
Total consolidated revenue						$32,070

Segment Adjusted EBITDA(c)	$6,904	$1,391	$650	$468	$847	$10,259

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(d)						(200)
Corporate and other(b)(c)						(300)
Eliminations						(21)
Depreciation						(2,219)
Amortization						(1,659)
Interest expense						(1,037)
Investment and other income (loss), net						(3)
Income before income taxes						$4,819

	Three Months Ended September 30, 2023
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,901	$2,314	$4,869	$1,994	$2,419	$29,497
Intersegment revenue(a)	50	6	1,160	524	(1)	1,739
	17,951	2,320	6,029	2,518	2,418	31,236
Reconciliation of Revenue
Other revenue(b)						656
Eliminations(a)						(1,777)
Total consolidated revenue						$30,115

Segment Adjusted EBITDA(c)	$6,886	$1,335	$723	$429	$983	$10,356

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(d)						(178)
Corporate and other(b)(c)						(244)
Eliminations						33
Depreciation						(2,203)
Amortization						(1,290)
Interest expense						(1,060)
Investment and other income (loss), net						50
Income before income taxes						$5,465

Comcast Corporation

	Nine Months Ended September 30, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$53,431	$7,236	$17,338	$5,555	$6,242	$89,802
Intersegment revenue(a)	127	17	3,588	2,268	1	6,001
	53,558	7,253	20,926	7,822	6,243	95,803
Reconciliation of Revenue
Other revenue(b)						2,181
Eliminations(a)						(6,167)
Total consolidated revenue						$91,817

Segment Adjusted EBITDA(c)	$20,859	$4,137	$2,832	$835	$2,111	$30,774

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(d)						(642)
Corporate and other(b)(c)						(881)
Eliminations						22
Depreciation						(6,548)
Amortization						(4,421)
Interest expense						(3,065)
Investment and other income (loss), net						(140)
Income before income taxes						$15,099

	Nine Months Ended September 30, 2023
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$53,742	$6,878	$14,884	$6,328	$6,577	$88,409
Intersegment revenue(a)	146	17	3,492	2,233	(1)	5,886
	53,888	6,894	18,376	8,561	6,576	94,296
Reconciliation of Revenue
Other revenue(b)						2,048
Eliminations(a)						(6,025)
Total consolidated revenue						$90,319

Segment Adjusted EBITDA(c)	$20,672	$3,988	$2,847	$961	$2,473	$30,941

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(d)						(610)
Corporate and other(b)(c)						(824)
Eliminations						131
Depreciation						(6,662)
Amortization						(4,146)
Interest expense						(3,068)
Investment and other income (loss), net						672
Income before income taxes						$16,434
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
(d)Includes overhead, personnel costs and costs associated with corporate initiatives for our Media, Studios and Theme Park segments.

Comcast Corporation
Note 3: Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Domestic broadband	$6,539	$6,366	$19,700	$19,086
Domestic wireless	1,093	917	3,084	2,644
International connectivity	1,236	1,109	3,500	3,009
Total residential connectivity	8,869	8,393	26,284	24,739
Video	6,713	7,154	20,370	21,895
Advertising	987	960	2,931	2,860
Other	1,298	1,444	3,973	4,394
Total Residential Connectivity & Platforms Segment	17,866	17,951	53,558	53,888

Total Business Services Connectivity Segment	2,425	2,320	7,253	6,894

Domestic advertising	3,347	1,913	7,363	5,965
Domestic distribution	3,272	2,591	8,942	7,916
International networks	1,070	1,019	3,193	3,062
Other	542	506	1,429	1,433
Total Media Segment	8,231	6,029	20,926	18,376

Content licensing	1,865	1,691	5,680	5,856
Theatrical	611	504	1,178	1,735
Other	350	324	964	970
Total Studios Segment	2,826	2,518	7,822	8,561

Total Theme Parks Segment	2,289	2,418	6,243	6,576

Other revenue	686	656	2,181	2,048
Eliminations(a)	(2,253)	(1,777)	(6,167)	(6,025)
Total revenue	$32,070	$30,115	$91,817	$90,319
(a)See Note 2 for additional information on intersegment revenue transactions.
Condensed Consolidated Balance Sheets

(in millions)	September 30, 2024	December 31, 2023
Receivables, gross	$14,798	$14,511
Less: Allowance for credit losses	763	698
Receivables, net	$14,036	$13,813
The following table summarizes our other balances that are not separately presented in our condensed consolidated balance sheets that relate to the recognition of revenue and collection of the related cash.

(in millions)	September 30, 2024	December 31, 2023
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,782	$1,914
Noncurrent deferred revenue (included in other noncurrent liabilities)	$650	$618
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	September 30, 2024	December 31, 2023
Receivables, net	$1,808	$1,695
Noncurrent receivables, net (included in other noncurrent assets, net)	1,199	1,223
Total	$3,008	$2,918

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Video distribution programming	$2,783	$3,084	$8,682	$9,465
Film and television content:
Owned(a)	2,111	2,083	6,888	7,622
Licensed, including sports rights	4,991	3,048	10,484	8,241
Other	330	438	946	1,178
Total programming and production costs	$10,216	$8,652	$27,000	$26,506
(a) Amount includes amortization of owned content of $1.6 billion and $5.6 billion for the three and nine months ended September 30, 2024, respectively, and $1.6 billion and $5.9 billion for the three and nine months ended September 30, 2023, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	September 30, 2024	December 31, 2023
Owned:
In production and in development	$3,566	$2,893
Completed, not released	428	317
Released, less amortization	4,266	4,340
	8,261	7,551
Licensed, including sports advances	5,080	5,369
Film and television costs	$13,340	$12,920
Note 5: Debt
As of September 30, 2024, our debt had a carrying value of $101.4 billion and an estimated fair value of $96.8 billion. As of December 31, 2023, our debt had a carrying value of $97.1 billion and an estimated fair value of $92.2 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
In May 2024, we entered into a new $11.8 billion revolving credit facility with a syndicate of banks, due May 17, 2029, that may be used for general corporate purposes. We may increase the commitments under the facility up to a total of $14.8 billion, as well as extend the expiration date to no later than May 17, 2031, subject to the approval of the lenders. The interest rate consists of a benchmark rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of September 30, 2024, the borrowing margin for borrowings based on the Adjusted Term SOFR Rate, as defined in the agreement, was 0.875%. The facility requires that we maintain a certain financial ratio based on debt and EBITDA, as defined in the agreement. In connection with our entry into the new credit facility, we terminated our prior credit facility dated as of March 30, 2021, and as of September 30, 2024 and December 31, 2023, we had no borrowings outstanding under the new and prior credit facility, respectively. As of September 30, 2024, amounts available under our new credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.

Comcast Corporation
Note 6: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Equity in net income (losses) of investees, net	$(152)	$49	$(438)	$454
Realized and unrealized gains (losses) on equity securities, net	(22)	(87)	(163)	(130)
Other income (loss), net	171	88	461	349
Investment and other income (loss), net	$(3)	$50	$(140)	$672
The amount of unrealized gains (losses), net recognized in the three months ended September 30, 2024 and 2023 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(15) million and $(82) million, respectively. The amount of unrealized gains (losses), net recognized in the nine months ended September 30, 2024 and 2023 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(117) million and $(145) million, respectively.
Investments

(in millions)	September 30, 2024	December 31, 2023
Equity method	$7,516	$7,615
Marketable equity securities	21	39
Nonmarketable equity securities	1,380	1,482
Other investments	206	559
Total investments	9,122	9,694
Less: Current investments	101	310
Noncurrent investments	$9,021	$9,385
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the nine months ended September 30, 2024 and 2023 was $244 million and $185 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the nine months ended September 30, 2024 and 2023, we made cash capital contributions to Atairos totaling $60 million and $132 million, respectively. As of September 30, 2024 and December 31, 2023, our investment in Atairos, inclusive of certain distributions retained by Atairos on our behalf and classified as advances within other investments, was $5.3 billion and $5.5 billion, respectively. As of September 30, 2024, our remaining unfunded capital commitment was $1.4 billion.
Other Investments
Other investments also includes certain short-term instruments, which totaled $70 million and $254 million as of September 30, 2024 and December 31, 2023, respectively. The carrying amounts of these investments approximate their fair values, which are primarily based on Level 2 inputs that use interest rates for instruments with similar terms and remaining maturities. Proceeds from short-term instruments for the nine months ended September 30, 2024 and 2023 were $632 million and $339 million, respectively. Purchases of short-term instruments for the nine months ended September 30, 2024 and 2023 were $443 million and $286 million, respectively.

Comcast Corporation
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of September 30, 2024, Universal Beijing Resort had $3.6 billion of debt outstanding, including $3.2 billion principal amount of a term loan outstanding under the debt financing agreement. As of December 31, 2023, Universal Beijing Resort had $3.5 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement.
As of September 30, 2024, our condensed consolidated balance sheets included assets and liabilities of Universal Beijing Resort totaling $7.7 billion and $7.3 billion, respectively. As of December 31, 2023, our condensed consolidated balance sheets included assets and liabilities of Universal Beijing Resort totaling $7.8 billion and $7.2 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 7: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Weighted-average number of common shares outstanding – basic	3,861	4,109	3,908	4,160
Effect of dilutive securities	18	33	22	23
Weighted-average number of common shares outstanding – diluted	3,880	4,141	3,930	4,184
Antidilutive securities	188	86	193	172
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2024	December 31, 2023
Cumulative translation adjustments	$(275)	$(1,596)
Deferred gains (losses) on cash flow hedges	16	49
Unrecognized gains (losses) on employee benefit obligations and other	251	293
Accumulated other comprehensive income (loss), net of deferred taxes	$(8)	$(1,253)
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of restricted share units (“RSUs”) and stock options to certain employees and directors as part of our long-term incentive compensation structure. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2024, we granted 31 million RSUs and 3 million stock options under our annual management awards program. The weighted-average fair values associated with these grants were $42.62 per RSU and $9.49 per stock option. During the three months ended September 30, 2024 and 2023, share-based compensation expense recognized in our condensed consolidated statements of income was $247 million and $238 million, respectively. During the nine months ended September 30, 2024 and 2023, share-based compensation expense recognized in our condensed consolidated statements of income was $811 million and $786 million, respectively. As of September 30, 2024, we had unrecognized pretax compensation expense of $2.3 billion related to unvested RSUs and unvested stock options.

Comcast Corporation
Note 8: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30,
(in millions)	2024	2023
Interest	$2,503	$2,566
Income taxes(a)	$5,988	$3,823
a) Cash payments for income taxes in the nine months ended September 30, 2024 include $1.2 billion related to the purchase of transferable tax credits.
Noncash Activities
During the nine months ended September 30, 2024:
•we acquired $2.4 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.31 per common share paid in October 2024
During the nine months ended September 30, 2023:
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

(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$8,814	$6,215
Restricted cash included in other current assets and other noncurrent assets, net	64	67
Cash, cash equivalents and restricted cash, end of period	$8,878	$6,282
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
Consolidated Operating Results

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per share data)	2024	2023	%	2024	2023	%
Revenue	$32,070	$30,115	6.5%	$91,817	$90,319	1.7%
Costs and Expenses:
Programming and production	10,216	8,652	18.1	27,000	26,506	1.9
Marketing and promotion	1,989	1,866	6.6	5,929	5,929	—
Other operating and administrative	10,128	9,629	5.2	29,615	28,247	4.8
Depreciation	2,219	2,203	0.7	6,548	6,662	(1.7)
Amortization	1,659	1,290	28.6	4,421	4,146	6.6
Total costs and expenses	26,211	23,640	10.9	73,512	71,489	2.8
Operating income	5,859	6,475	(9.5)	18,304	18,830	(2.8)
Interest expense	(1,037)	(1,060)	(2.2)	(3,065)	(3,068)	(0.1)
Investment and other income (loss), net	(3)	50	NM	(140)	672	NM
Income before income taxes	4,819	5,465	(11.8)	15,099	16,434	(8.1)
Income tax expense	(1,243)	(1,468)	(15.3)	(3,906)	(4,481)	(12.8)
Net income	3,576	3,997	(10.5)	11,192	11,954	(6.4)
Less: Net income (loss) attributable to noncontrolling interests	(53)	(49)	8.7	(222)	(175)	27.1
Net income attributable to Comcast Corporation	$3,629	$4,046	(10.3)%	$11,415	$12,128	(5.9)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.94	$0.98	(4.5)%	$2.92	$2.92	0.2%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.94	$0.98	(4.2)%	$2.90	$2.90	0.2%
Weighted-average number of common shares outstanding – basic	3,861	4,109	(6.0)%	3,908	4,160	(6.1)%
Weighted-average number of common shares outstanding – diluted	3,880	4,141	(6.3)%	3,930	4,184	(6.1)%

Adjusted EBITDA(a)	$9,735	$9,962	(2.3)%	$29,261	$29,621	(1.2)%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily driven by increases in the Content & Experiences business and Corporate and Other. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”

Consolidated costs and expenses, excluding depreciation and amortization expense, increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily driven by increases in the Content & Experiences business and Corporate and Other. Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increased amortization of certain acquisition-related intangible assets related to the linear media business. Consolidated depreciation and amortization expense for the nine months ended September 30, 2024 was partially offset by decreased depreciation of international property and equipment and decreased amortization of software.
Amortization expense from acquisition-related intangible assets totaled $817 million and $1.9 billion for the three and nine months ended September 30, 2024, respectively, and $571 million and $1.7 billion for the three and nine months ended September 30, 2023, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense decreased for the three months ended September 30, 2024 and was consistent for the nine months ended September 30, 2024 primarily due to interest expense in the prior year periods associated with a collateralized obligation that was repaid in the fourth quarter of 2023, offset by increases in average debt outstanding and higher weighted-average interest rates in the current year periods.
Consolidated investment and other income (loss), net decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Equity in net income (losses) of investees, net	$(152)	$49	$(438)	$454
Realized and unrealized gains (losses) on equity securities, net	(22)	(87)	(163)	(130)
Other income (loss), net	171	88	461	349
Total investment and other income (loss), net	$(3)	$50	$(140)	$672
The change in equity in net income (losses) of investees, net was primarily due to our investment in Atairos. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $(93) million and $(289) million for the three and nine months ended September 30, 2024, respectively, and $252 million and $753 million for the three and nine months ended September 30, 2023, respectively.
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended September 30, 2024 was primarily due to higher losses on nonmarketable securities in the prior year period and losses on marketable securities in the prior year period. The change in realized and unrealized gains (losses) on equity securities, net for the nine months ended September 30, 2024 was primarily due to higher losses on marketable and nonmarketable securities in the current year period.
The increase in other income (loss), net for the three and nine months ended September 30, 2024 primarily resulted from insurance contracts and foreign exchange remeasurement.
Consolidated income tax expense for the three and nine months ended September 30, 2024 and 2023 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decreases in income tax expense for the three and nine months ended September 30, 2024 compared to the same periods in 2023 were primarily driven by lower domestic income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to our regional sports networks. The change for the three months ended September 30, 2024 was partially offset by Universal Beijing Resort.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.
Connectivity & Platforms Results of Operations

	Three Months Ended September 30,		Change	Constant Currency Change(b)	Nine Months Ended September 30,		Change	Constant Currency Change(b)
(in millions)	2024	2023	%	%	2024	2023	%	%
Revenue
Residential Connectivity & Platforms	$17,866	$17,951	(0.5)%	(1.0)%	$53,558	$53,888	(0.6)%	(1.1)%
Business Services Connectivity	2,425	2,320	4.5	4.5	7,253	6,894	5.2	5.2
Total Connectivity & Platforms revenue	$20,291	$20,271	0.1%	(0.4)%	$60,812	$60,783	—%	(0.4)%
Adjusted EBITDA
Residential Connectivity & Platforms	$6,904	$6,886	0.3%	—%	$20,859	$20,672	0.9%	0.7%
Business Services Connectivity	1,391	1,335	4.2	4.3	4,137	3,988	3.7	3.7
Total Connectivity & Platforms Adjusted EBITDA	$8,295	$8,221	0.9%	0.7%	$24,996	$24,660	1.4%	1.2%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	38.6%	38.4%	20 bps	40 bps	38.9%	38.4%	50 bps	60 bps
Business Services Connectivity	57.4	57.5	(10) bps	(10) bps	57.0	57.8	(80) bps	(80) bps
Total Connectivity & Platforms Adjusted EBITDA margin	40.9%	40.6%	30 bps	50 bps	41.1%	40.6%	50 bps	60 bps
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
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. A competitive environment, which has increased in recent years, and continued low domestic household move levels have had negative impacts on our customer relationships additions/(losses). In addition, funding for the Affordable Connectivity Program, which provided a monthly discount towards broadband service for eligible low-income households, expired during the second quarter of 2024 and resulted in an estimated net loss of 96,000 residential domestic broadband customers for the third quarter of 2024. We believe our residential connectivity revenue will increase as a result of growth in average domestic broadband revenue per customer, as well as increases in domestic wireless and international connectivity revenue. At the same time, we expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically mitigate the impact of continued rate increases on programming expenses. We also expect continued declines in other revenue related to declines in wireline voice revenue. We believe our Business Services Connectivity segment will continue to grow by offering competitive services, including to medium-sized and enterprise customers. Global economic conditions and consumer sentiment have in the past adversely impacted, and may continue to adversely impact, demand for our products and services and our results of operations.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023	2024	2023
Customer Relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	31,324	31,722	(103)	(39)	(324)	(138)
International Residential Connectivity & Platforms customer relationships(a)	17,716	17,958	78	74	(131)	18
Business Services Connectivity customer relationships(b)	2,627	2,640	(4)	5	(14)	15
Total Connectivity & Platforms customer relationships	51,667	52,320	(29)	40	(469)	(105)
Domestic Broadband
Residential customers	29,504	29,779	(79)	(17)	(244)	(33)
Business customers	2,477	2,508	(8)	(2)	(28)	1
Total domestic broadband customers	31,981	32,287	(87)	(18)	(272)	(32)
Domestic Wireless
Total domestic wireless lines(c)	7,519	6,278	319	294	930	965
Domestic Video
Total domestic video customers	12,834	14,495	(365)	(490)	(1,272)	(1,647)
Domestic homes and businesses passed(d)	63,355	62,086
Domestic broadband penetration of homes and businesses passed(e)	50.3%	51.8%
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

	Three Months Ended September 30,		Change	Constant Currency Change(a)	Nine Months Ended September 30,		Change	Constant Currency Change(a)
	2024	2023	%	%	2024	2023	%	%
Average monthly total Connectivity & Platforms revenue per customer relationship	$130.87	$129.20	1.3%	0.8%	$130.19	$128.95	1.0%	0.5%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$53.50	$52.40	2.1%	1.9%	$53.51	$52.32	2.3%	2.1%
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

Connectivity & Platforms — Supplemental Costs and Expenses Information
Connectivity & Platforms supplemental costs and expenses information in the table below is presented on an aggregate basis across the Connectivity & Platforms segments as the segments use certain shared infrastructure, including our network in the United States. Costs and expenses information reported separately for the Residential Connectivity & Platforms and Business Services Connectivity segments includes each segment’s direct costs and an allocation of shared costs.

	Three Months Ended September 30,		Change	Constant Currency Change(g)	Nine Months Ended September 30,		Change	Constant Currency Change(g)
(in millions)	2024	2023	%	%	2024	2023	%	%
Costs and Expenses
Programming(a)	$4,102	$4,460	(8.0)%	(8.6)%	$12,756	$13,638	(6.5)%	(7.0)%
Technical and support(b)	1,908	1,867	2.2	1.8	5,712	5,525	3.4	3.0
Direct product costs(c)	1,675	1,554	7.8	6.2	4,705	4,362	7.8	6.4
Marketing and promotion(d)	1,234	1,169	5.5	4.9	3,547	3,585	(1.0)	(1.5)
Customer service(e)	680	692	(1.7)	(2.1)	2,072	2,097	(1.2)	(1.6)
Other(f)	2,395	2,308	3.8	3.1	7,023	6,915	1.6	1.0
Total Connectivity & Platforms costs and expenses	$11,996	$12,050	(0.4)%	(1.1)%	$35,816	$36,122	(0.8)%	(1.4)%
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
Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended September 30,		Change	Constant Currency Change(a)	Nine Months Ended September 30,		Change	Constant Currency Change(a)
(in millions)	2024	2023	%	%	2024	2023	%	%
Revenue
Domestic broadband	$6,539	$6,366	2.7%	2.7%	$19,700	$19,086	3.2%	3.2%
Domestic wireless	1,093	917	19.2	19.2	3,084	2,644	16.6	16.6
International connectivity	1,236	1,109	11.4	8.3	3,500	3,009	16.3	13.4
Total residential connectivity	8,869	8,393	5.7	5.3	26,284	24,739	6.2	5.9
Video	6,713	7,154	(6.2)	(6.8)	20,370	21,895	(7.0)	(7.5)
Advertising	987	960	2.7	1.6	2,931	2,860	2.5	1.6
Other	1,298	1,444	(10.1)	(10.7)	3,973	4,394	(9.6)	(10.2)
Total revenue	17,866	17,951	(0.5)	(1.0)	53,558	53,888	(0.6)	(1.1)
Costs and Expenses
Programming	4,102	4,460	(8.0)	(8.6)	12,756	13,638	(6.5)	(7.0)
Other	6,860	6,605	3.9	3.0	19,943	19,578	1.9	1.1
Total costs and expenses	10,962	11,065	(0.9)	(1.7)	32,699	33,216	(1.6)	(2.2)
Adjusted EBITDA	$6,904	$6,886	0.3%	—%	$20,859	$20,672	0.9%	0.7%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to increases in average rates.

Domestic wireless revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increases in the number of customer lines and device sales.
International connectivity revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increases in broadband revenue resulting from an increase in average rates. The increase for the nine months ended September 30, 2024 also includes an increase in wireless revenue primarily resulting from an increase in the sale of wireless services. The increases for the three and nine months ended September 30, 2024 include the positive impact of foreign currency.
Video revenue decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to declines in the overall number of video customers, partially offset by overall increases in average rates.
Advertising revenue increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily driven by an increase in domestic political advertising, partially offset by lower domestic nonpolitical and international advertising.
Advertising revenue increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily driven by an increase in domestic political advertising, increased revenue from our advanced advertising business and the positive impact of foreign currency, partially offset by lower domestic nonpolitical advertising.
Other revenue decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to decreases in residential wireline voice revenue driven by declines in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to declines in the number of domestic video subscribers, partially offset by rate increases under our domestic programming contracts.
Other expenses increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increased direct product costs, the impact of foreign currency, higher technical and support expenses, and increased spending on marketing and promotion, including spending associated with the Paris Olympics.
Other expenses increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increased direct product costs, the impact of foreign currency and higher technical and support expenses, partially offset by decreased spending on marketing and promotion.
Business Services Connectivity Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$2,425	$2,320	4.5%	$7,253	$6,894	5.2%
Costs and expenses	1,034	985	4.9	3,117	2,906	7.2
Adjusted EBITDA	$1,391	$1,335	4.2%	$4,137	$3,988	3.7%
Business services connectivity revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to increases in revenue from medium-sized and enterprise customers and from higher average rates from small business customers.
Business services connectivity costs and expenses increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increases in direct product costs and in marketing and promotion. The increase for the nine months ended September 30, 2024 also includes an increase in technical and support expenses.

Content & Experiences Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue
Media	$8,231	$6,029	36.5%	$20,926	$18,376	13.9%
Studios	2,826	2,518	12.3	7,822	8,561	(8.6)
Theme Parks	2,289	2,418	(5.3)	6,243	6,576	(5.1)
Headquarters and Other	11	13	(16.8)	32	45	(27.1)
Eliminations	(758)	(419)	(80.7)	(1,994)	(1,867)	(6.8)
Total Content & Experiences revenue	$12,599	$10,559	19.3%	$33,030	$31,690	4.2%
Adjusted EBITDA
Media	$650	$723	(10.1)%	$2,832	$2,847	(0.5)%
Studios	468	429	9.0	835	961	(13.1)
Theme Parks	847	983	(13.8)	2,111	2,473	(14.6)
Headquarters and Other	(200)	(178)	(12.6)	(642)	(610)	(5.3)
Eliminations	38	17	125.6	108	97	10.7
Total Content & Experiences Adjusted EBITDA	$1,802	$1,973	(8.7)%	$5,244	$5,768	(9.1)%
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
Our Studios segment generates revenue primarily from third parties and from licensing content to our Media segment. While results of operations for our Studios segment are not impacted, results for our total Content & Experiences business may be impacted as the Studios segment licenses content to the Media segment, including for Peacock, rather than licensing the content to third parties. The Writers Guild of America and the Screen Actors Guild-American Federation of Television and Radio Artists work stoppages from May to September 2023 and July to November 2023, respectively, resulted in reduced content licensing revenue and programming and production costs at our Studios segment in the three and nine months ended September 30, 2023.
We continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including Epic Universe in Orlando, as well as in new destinations and experiences, which we believe will have a positive impact on attendance and guest spending at our theme parks.

Media Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue
Domestic advertising	$3,347	$1,913	74.9%	$7,363	$5,965	23.4%
Domestic distribution	3,272	2,591	26.3	8,942	7,916	13.0
International networks	1,070	1,019	5.0	3,193	3,062	4.3
Other	542	506	7.2	1,429	1,433	(0.3)
Total revenue	8,231	6,029	36.5	20,926	18,376	13.9
Costs and Expenses
Programming and production	5,917	3,944	50.0	13,652	11,567	18.0
Marketing and promotion	470	329	43.2	1,071	975	9.9
Other	1,194	1,034	15.5	3,371	2,987	12.8
Total costs and expenses	7,581	5,306	42.9	18,094	15,529	16.5
Adjusted EBITDA	$650	$723	(10.1)%	$2,832	$2,847	(0.5)%
Media Segment – Revenue
Revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to the Paris Olympics in the third quarter of 2024. Excluding incremental revenue associated with the Paris Olympics, revenue for the three months ended September 30, 2024 increased primarily due to increases in domestic distribution, international networks and other revenue. Excluding incremental revenue associated with the Paris Olympics, revenue for the nine months ended September 30, 2024 increased primarily due to increases in domestic distribution and international networks revenue, partially offset by a decrease in domestic advertising revenue.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Total revenue	$8,231	$6,029	36.5%	$20,926	$18,376	13.9%
Olympics	1,906	—	NM	1,906	—	NM
Total revenue, excluding Olympics	$6,325	$6,029	4.9%	$19,020	$18,376	3.5%
Total domestic advertising revenue	$3,347	$1,913	74.9%	$7,363	$5,965	23.4%
Olympics	1,432	—	NM	1,432	—	NM
Domestic advertising revenue, excluding Olympics	$1,915	$1,913	0.1%	$5,931	$5,965	(0.6)%
Total domestic distribution revenue	$3,272	$2,591	26.3%	$8,942	$7,916	13.0%
Olympics	473	—	NM	473	—	NM
Domestic distribution revenue, excluding Olympics	$2,798	$2,591	8.0%	$8,468	$7,916	7.0%
Percentage changes that are considered not meaningful are denoted with NM.
Domestic advertising revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to the Paris Olympics in the third quarter of 2024. Excluding the incremental revenue associated with this event, domestic advertising revenue remained consistent for the three months ended September 30, 2024 primarily due to an increase in revenue at Peacock, offset by a decrease in revenue at our linear television networks, and it decreased for the nine months ended September 30, 2024 due to a decrease in revenue at our linear television networks, partially offset by an increase in revenue at Peacock.
Domestic distribution revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 and included the Paris Olympics in the third quarter of 2024. Excluding the incremental revenue associated with this event, domestic distribution revenue increased for the three and nine months ended September 30, 2024 primarily due to increases in Peacock paid subscribers, partially offset by decreases in revenue at our linear television networks. The decreases at our networks were primarily due to declines in the number of subscribers, partially offset by contractual rate increases.
International networks revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to the positive impact of foreign currency and increases in revenue associated with the distribution of sports networks.
Other revenue increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in revenue from the licensing of our owned content.

* * *
Media segment total revenue included $1.5 billion and $3.6 billion related to Peacock for the three and nine months ended September 30, 2024, respectively, including amounts related to the Paris Olympics. Media segment total revenue included $830 million and $2.3 billion related to Peacock for the three and nine months ended September 30, 2023, respectively. We had 36 million and 28 million paid subscribers of Peacock as of September 30, 2024 and 2023, respectively. Peacock paid subscribers represent customers from which Peacock receives a subscription fee on a retail or wholesale basis. Paid subscribers do not include certain customers that receive Peacock as part of bundled services where Peacock does not receive fees.
Media Segment – Costs and Expenses
Programming and production costs increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to costs associated with the Paris Olympics, higher programming costs at Peacock and increases in other sports programming costs for our domestic television networks. The increase for the nine months ended September 30, 2024 was partially offset by a decrease in entertainment content costs for our television networks.
Marketing and promotion expenses increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increased costs associated with the Paris Olympics. The increase for the three months ended September 30, 2024 also includes increased spending on marketing at Peacock.
Other expenses increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increases in costs related to Peacock.
* * *
Media segment total costs and expenses included $1.9 billion and $5.0 billion related to Peacock for the three and nine months ended September 30, 2024, respectively, including amounts related to the Paris Olympics. Media segment total costs and expenses included $1.4 billion and $4.3 billion related to Peacock for the three and nine months ended September 30, 2023, respectively.
Studios Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue
Content licensing	$1,865	$1,691	10.3%	$5,680	$5,856	(3.0)%
Theatrical	611	504	21.3	1,178	1,735	(32.1)
Other	350	324	8.2	964	970	(0.6)
Total revenue	2,826	2,518	12.3	7,822	8,561	(8.6)
Costs and Expenses
Programming and production	1,818	1,569	15.8	5,176	5,866	(11.8)
Marketing and promotion	301	314	(4.3)	1,126	1,155	(2.5)
Other	240	205	16.8	685	579	18.3
Total costs and expenses	2,359	2,089	12.9	6,987	7,600	(8.1)
Adjusted EBITDA	$468	$429	9.0%	$835	$961	(13.1)%
Studios Segment – Revenue
Content licensing revenue increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to the timing of when content was made available by our television studios under licensing agreements, including the impact of the work stoppages in the prior year period.
Content licensing revenue decreased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to the timing of when content was made available by our film studios, partially offset by the timing of when content was made available by our television studios under licensing agreements, including the impact of the work stoppages in the prior year period.
Theatrical revenue increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to higher revenue from recent releases, including Despicable Me 4 and Twisters.
Theatrical revenue decreased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to higher revenue from releases in the prior year period, including The Super Mario Bros., Oppenheimer and Fast X, compared to revenue from recent releases, including Despicable Me 4, Kung Fu Panda 4 and Twisters.

Studios Segment – Costs and Expenses
Programming and production costs increased for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to higher costs associated with content licensing sales, including the impact of work stoppages in the prior year period.
Programming and production costs decreased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to lower costs associated with theatrical releases, partially offset by higher costs associated with content licensing sales, including the impact of work stoppages in the prior year period.
Marketing and promotion expenses decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to decreased spending on recent and upcoming theatrical film releases in the current year periods.
Theme Parks Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$2,289	$2,418	(5.3)%	$6,243	$6,576	(5.1)%
Costs and expenses	1,442	1,435	0.5	4,132	4,103	0.7
Adjusted EBITDA	$847	$983	(13.8)%	$2,111	$2,473	(14.6)%
Theme parks segment revenue decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to decreases at our domestic theme parks driven by decreased park attendance. The decrease for the nine months ended September 30, 2024 also includes the negative impact of foreign currency at our international theme parks.
Theme parks segment costs and expenses were consistent for the three and nine months ended September 30, 2024 compared to the same periods in 2023. Theme parks segment costs and expenses were consistent for the nine months ended September 30, 2024 primarily due to higher costs associated with park operations, offset by the impact of foreign currency.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$11	$13	(16.8)%	$32	$45	(27.1)%
Costs and expenses	211	191	10.6	675	654	3.1
Adjusted EBITDA	$(200)	$(178)	(12.6)%	$(642)	$(610)	(5.3)%
Headquarters and Other expenses include overhead, personnel costs and costs associated with corporate initiatives.
Eliminations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$(758)	$(419)	80.7%	$(1,994)	$(1,867)	6.8%
Costs and expenses	(796)	(436)	82.4	(2,101)	(1,965)	7.0
Adjusted EBITDA	$38	$17	(125.6)%	$108	$97	(10.7)%
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

Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$675	$643	5.0%	$2,148	$2,004	7.2%
Costs and expenses	978	893	9.6	3,040	2,844	6.9
Adjusted EBITDA	$(302)	$(249)	(21.3)%	$(892)	$(841)	(6.1)%
Corporate and Other primarily includes overhead and personnel costs; Sky branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture.
Corporate and Other revenue increased for the three months ended September 30, 2024 compared to the same period in 2023 driven by Spectacor and Xumo. Corporate and other revenue increased for the nine months ended September 30, 2024 compared to the same period in 2023 driven by an increase across our businesses.
Corporate and Other costs and expenses increased for the three months ended September 30, 2024 compared to the same period in 2023 due to increased marketing associated with the Paris Olympics and increases related to Spectacor and Xumo. Corporate and Other costs and expenses increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increases related to corporate functions, increased marketing associated with the Paris Olympics, and Xumo.
Eliminations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2024	2023	%	2024	2023	%
Revenue	$(1,495)	$(1,358)	10.1%	$(4,174)	$(4,157)	0.4%
Costs and expenses	(1,436)	(1,375)	4.5	(4,088)	(4,191)	(2.5)
Adjusted EBITDA	$(59)	$16	NM	$(86)	$34	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between our Connectivity & Platforms, Content & Experiences and other businesses, the most significant being distribution of television network programming between the Media and Residential Connectivity & Platforms segments. Current year amounts reflect an increase associated with the Paris Olympics. Eliminations of transactions between segments within Content & Experiences are presented separately. Refer to Note 2 for additional information on transactions between our segments.
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income attributable to Comcast Corporation	$3,629	$4,046	$11,415	$12,128
Net income (loss) attributable to noncontrolling interests	(53)	(49)	(222)	(175)
Income tax expense	1,243	1,468	3,906	4,481
Interest expense	1,037	1,060	3,065	3,068
Investment and other (income) loss, net	3	(50)	140	(672)
Depreciation	2,219	2,203	6,548	6,662
Amortization	1,659	1,290	4,421	4,146
Adjustments(a)	(2)	(6)	(11)	(16)
Adjusted EBITDA	$9,735	$9,962	$29,261	$29,621
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

Reconciliation of Connectivity & Platforms Constant Currency

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$17,951	$99	$18,050	$53,888	$253	$54,141
Business Services Connectivity	2,320	—	2,320	6,894	1	6,895
Total Connectivity & Platforms revenue	$20,271	$99	$20,370	$60,783	$254	$61,037
Adjusted EBITDA
Residential Connectivity & Platforms	$6,886	$16	$6,902	$20,672	$39	$20,711
Business Services Connectivity	1,335	(1)	1,334	3,988	(1)	3,988
Total Connectivity & Platforms Adjusted EBITDA	$8,221	$15	$8,237	$24,660	$39	$24,699
Adjusted EBITDA Margin
Residential Connectivity & Platforms	38.4%	(20) bps	38.2%	38.4%	(10) bps	38.3%
Business Services Connectivity	57.5	- bps	57.5	57.8	- bps	57.8
Total Connectivity & Platforms Adjusted EBITDA margin	40.6%	(20) bps	40.4%	40.6%	(10) bps	40.5%

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$129.20	$0.63	$129.83	$128.95	$0.54	$129.49
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$52.40	$0.10	$52.50	$52.32	$0.08	$52.40

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$4,460	$28	$4,488	$13,638	$74	$13,712
Technical and support	1,867	8	1,874	5,525	20	5,544
Direct product costs	1,554	23	1,577	4,362	58	4,420
Marketing and promotion	1,169	7	1,176	3,585	17	3,602
Customer service	692	2	695	2,097	9	2,105
Other	2,308	15	2,323	6,915	38	6,954
Total Connectivity & Platforms costs and expenses	$12,050	$84	$12,134	$36,122	$216	$36,338

Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,366	$—	$6,366	$19,086	$—	$19,086
Domestic wireless	917	—	917	2,644	—	2,644
International connectivity	1,109	31	1,141	3,009	77	3,086
Total residential connectivity	8,393	31	8,424	24,739	77	24,816
Video	7,154	47	7,201	21,895	124	22,018
Advertising	960	11	971	2,860	25	2,885
Other	1,444	10	1,454	4,394	28	4,422
Total revenue	17,951	99	18,050	53,888	253	54,141
Costs and Expenses
Programming	4,460	28	4,488	13,638	74	13,712
Other	6,605	55	6,659	19,578	140	19,718
Total costs and expenses	11,065	83	11,148	33,216	214	33,430
Adjusted EBITDA	$6,886	$16	$6,902	$20,672	$39	$20,711
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
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in billions)	2024	2023
Cash provided by operating activities	$19.6	$22.6
Cash used in investing activities	$(10.6)	$(11.7)
Cash used in financing activities	$(6.5)	$(9.1)

(in billions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$8.8	$6.2
Debt	$101.4	$97.1
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of September 30, 2024, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.
We entered into a new revolving credit facility in May 2024 (see Note 5). Our new revolving credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the agreement. Compliance with this financial covenant is tested on a quarterly basis. As of September 30, 2024, we met this financial covenant, and we expect to remain in compliance with this financial covenant.

Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating income	$18,304	$18,830
Depreciation and amortization	10,969	10,807
Noncash share-based compensation	983	955
Changes in operating assets and liabilities	(2,652)	(2,030)
Payments of interest	(2,503)	(2,566)
Payments of income taxes	(5,988)	(3,823)
Proceeds from investments and other	480	406
Net cash provided by operating activities	$19,593	$22,579
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily related to increases in receivables and decreases in deferred revenue, which includes the impact of the Paris Olympics, the timing of amortization and related payments for our film and television costs, including decreased spending in the prior year period due to the work stoppages and the timing of sports, and decreases in inventory.
The decrease in payments of interest for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the payments of interest in the prior year period associated with our collateralized obligation which was repaid in the fourth quarter of 2023, partially offset by increased debt balances following debt issuances in the current year period and higher weighted-average interest rates.
Payments of income taxes increased for the nine months ended September 30, 2024 compared to the same period in 2023 and included higher payments in the current year period related to the preceding tax year, primarily driven by the sale of our investment in Hulu. Payments were also impacted by the timing of transferable tax credit purchases.
In July 2024, we entered into new rights agreements with the NBA and WNBA for television and streaming rights for certain regular and post-season games beginning with the 2025-26 season through the 2035-36 season with aggregate rights payments of $27 billion.
Investing Activities
Net cash used in investing activities decreased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to decreased capital expenditures, decreased cash paid for intangible assets related to software development and increased proceeds from the maturity of short-term investments in the current year period. Capital expenditures decreased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily reflecting decreased spending by the Connectivity & Platforms businesses driven by customer premise equipment and scalable infrastructure, partially offset by increased spending on line extensions; as well capital expenditures in the prior year period associated with the acquisition of land for potential theme park expansion opportunities. These decreases were partially offset by increased spending on theme park attractions.
In the fourth quarter of 2023, we exercised our put right requiring Disney to purchase our interest in Hulu and received $8.6 billion, representing $9.2 billion for our share of Hulu’s minimum equity value presented as an advance on the sale of our investment in our condensed consolidated balance sheet, less $557 million for our share of prior capital calls. We expect to receive additional proceeds for the sale of our interest in Hulu following the final determination of Hulu’s fair value pursuant to a third-party appraisal process, at which time we will recognize the sale of our interest.
Financing Activities
Net cash used in financing activities decreased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to decreases in repurchases of common stock in the current year period, repayments of short-term borrowings in the prior year period, higher repurchases and repayments of debt in the prior year period and higher proceeds from borrowings in the current year period.

In September 2024, we issued €1.8 billion aggregate principal amount of fixed-rate euro senior notes maturing in 2032 and 2036 and entered into a corresponding cross-currency swap, effectively converting the debt to an aggregate U.S. dollar principal amount of $2.0 billion with a weighted-average interest rate of 4.72%. We also issued £750 million ($1.0 billion using exchange rates on the date of issuance) principal amount of fixed rate sterling senior notes maturing in 2040 with an interest rate of 5.25%. The net proceeds from this issuance are intended for working capital and general corporate purposes, including the early redemption of $725 million of our outstanding 5.25% Notes due 2025, which was completed in October 2024, and the repayment of certain of our other outstanding debt with near-term maturities. In May 2024, we issued $3.3 billion aggregate principal amount of fixed-rate senior notes, which have maturities ranging between 2029 and 2054 and a weighted-average interest rate of 5.38%. The net proceeds from this issuance was for the repayment of our outstanding commercial paper, and for working capital and general corporate purposes.
For the nine months ended September 30, 2024, we made debt repayments of $2.4 billion, including $1.9 billion principal amount of notes due at maturity and $216 million of 3.950% Notes due 2025, $149 million of 3.375% Notes due 2025 and $25 million of 5.250% Notes due 2025.
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
Share Repurchases and Dividends
During the nine months ended September 30, 2024, we repurchased a total of 162 million shares of our Class A common stock for $6.6 billion. In January 2024, our Board of Directors terminated the existing share repurchase program authorization and approved a new share repurchase program authorization of $15.0 billion, which has no expiration date. As of September 30, 2024, we had $9.0 billion remaining under the authorization. We expect to repurchase additional shares of our Class A common stock under this new authorization in the open market or in private transactions, subject to market and other conditions.
In addition, we paid $328 million for the nine months ended September 30, 2024 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2024, our Board of Directors approved a 6.9% increase in our dividend to $1.24 per share on an annualized basis. During the nine months ended September 30, 2024, we paid dividends of $3.6 billion. In July 2024, our Board of Directors approved our third quarter dividend of $0.31 per share, which was paid in October 2024. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	September 30, 2024	December 31, 2023
Debt Subject to Cross-Guarantees
Comcast	$96.5	$91.9
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.9	0.9
	99.0	94.4
Debt Subject to One-Way Guarantees
Sky	3.2	3.6
Other(a)	0.1	0.1
	3.3	3.8
Debt Not Guaranteed
Universal Beijing Resort(b)	3.6	3.5
Other	1.4	1.5
	5.0	5.0
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(6.0)	(6.1)
Total debt	$101.4	$97.1
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
As of September 30, 2024 and December 31, 2023, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $81 billion and $136 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $19 billion and $18 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of September 30, 2024 and December 31, 2023, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $47 billion and $104 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $15 billion and $14 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
We believe our estimates associated with the valuation and impairment testing of goodwill are critical in the preparation of our consolidated financial statements. We performed a quantitative assessment as of July 1, 2024 for goodwill in our Media segment. Based on this assessment, the estimated fair value of the Media reporting unit substantially exceeded its carrying value and no impairment was required.
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
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2023 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
July 1-31, 2024	17,765,351	$38.77	17,765,351	$688,839,057	$10,283,114,218
August 1-31, 2024	13,503,765	$39.62	13,503,765	$534,976,025	$9,748,138,194
September 1-30, 2024	18,644,155	$39.96	18,644,155	$744,976,969	$9,003,161,225
Total	49,913,271	$39.44	49,913,271	$1,968,792,051	$9,003,161,225
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
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2024, filed with the Securities and Exchange Commission on October 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 31, 2024