Form 10-Q
period 2025-03-31
COMCAST CORP
filed 2025-04-24
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of April 15, 2025, there were 3,724,259,552 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2025. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
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
Our businesses may be affected by, among other things, the following:
•our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively
•changes in consumer behavior continue to adversely affect our businesses and challenge existing business models
•a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses
•our success depends on consumer acceptance of our content, and our businesses may be adversely affected if our content fails to achieve sufficient consumer acceptance
•programming expenses for our video services are increasing on a per subscriber basis, which could adversely affect our video businesses
•the loss of programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses
•our businesses depend on using and protecting certain intellectual property rights and on not infringing, misappropriating or otherwise violating the intellectual property rights of others
•we may be unable to obtain necessary hardware, software and operational support
•our businesses depend on keeping pace with technological developments
•a cyber attack, information or security breach, or technology disruption or failure may negatively impact our ability to conduct our business or result in the misuse of confidential information, all of which could adversely affect our business, reputation and results of operations
•weak economic conditions may have a negative impact on our businesses
•acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated
•we face risks relating to doing business internationally that could adversely affect our businesses
•natural disasters, severe weather and other uncontrollable events could adversely affect our business, reputation and results of operations
•the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses
•labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses
•we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses
•unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures

•our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Revenue	$29,887	$30,058
Costs and Expenses:
Programming and production	8,415	8,823
Marketing and promotion	2,071	2,018
Other operating and administrative	9,893	9,857
Depreciation	2,231	2,175
Amortization	1,618	1,376
Total costs and expenses	24,228	24,248
Operating income	5,658	5,810
Interest expense	(1,050)	(1,002)
Investment and other income (loss), net	(116)	298
Income before income taxes	4,492	5,105
Income tax expense	(1,196)	(1,328)
Net income	3,296	3,777
Less: Net income (loss) attributable to noncontrolling interests	(79)	(79)
Net income attributable to Comcast Corporation	$3,375	$3,857
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.90	$0.97
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.89	$0.97
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$3,296	$3,777
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $74 and $(21)	948	(436)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $1, and $(1)	(20)	19
Realized (gains) losses reclassified to net income, net of deferred taxes of $5 and $(1)	(20)	1
Employee benefit obligations and other, net of deferred taxes of $18 and $5	(56)	(24)
Other comprehensive income (loss)	851	(440)
Comprehensive income	4,147	3,337
Less: Net income (loss) attributable to noncontrolling interests	(79)	(79)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	(13)
Comprehensive income attributable to Comcast Corporation	$4,222	$3,429
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating Activities
Net income	$3,296	$3,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,849	3,551
Share-based compensation	382	373
Noncash interest expense (income), net	130	103
Net (gain) loss on investment activity and other	231	(164)
Deferred income taxes	(43)	(17)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	935	643
Film and television costs, net	(123)	124
Accounts payable and accrued expenses related to trade creditors	(35)	(446)
Other operating assets and liabilities	(327)	(97)
Net cash provided by operating activities	8,294	7,848
Investing Activities
Capital expenditures	(2,252)	(2,630)
Cash paid for intangible assets	(622)	(679)
Construction of Universal Beijing Resort	(2)	(108)
Proceeds from sales of businesses and investments	43	274
Purchases of investments	(145)	(404)
Other	19	35
Net cash provided by (used in) investing activities	(2,958)	(3,511)
Financing Activities
Proceeds from borrowings	—	26
Repurchases and repayments of debt	(636)	(289)
Repurchases of common stock under repurchase program and employee plans	(2,240)	(2,664)
Dividends paid	(1,224)	(1,193)
Other	24	97
Net cash provided by (used in) financing activities	(4,075)	(4,023)
Impact of foreign currency on cash, cash equivalents and restricted cash	14	(10)
Increase (decrease) in cash, cash equivalents and restricted cash	1,275	304
Cash, cash equivalents and restricted cash, beginning of period	7,377	6,282
Cash, cash equivalents and restricted cash, end of period	$8,652	$6,586
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$8,593	$7,322
Receivables, net	12,881	13,661
Other current assets	5,840	5,817
Total current assets	27,314	26,801
Film and television costs	12,774	12,541
Investments	8,524	8,647
Property and equipment, net of accumulated depreciation of $60,145 and $59,534	63,292	62,548
Goodwill	59,094	58,209
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $35,773 and $33,994	24,943	25,599
Other noncurrent assets, net	12,464	12,501
Total assets	$267,770	$266,211
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,545	$11,321
Deferred revenue	3,766	3,507
Accrued expenses and other current liabilities	11,000	10,679
Current portion of debt	6,848	4,907
Advance on sale of investment	9,167	9,167
Total current liabilities	42,325	39,581
Noncurrent portion of debt	92,274	94,186
Deferred income taxes	25,136	25,227
Other noncurrent liabilities	20,735	20,942
Commitments and contingencies
Redeemable noncontrolling interests	244	237
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,607,644,021 and 4,651,093,045; outstanding, 3,734,852,993 and 3,778,302,017	46	47
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,832	38,102
Retained earnings	57,473	56,972
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(1,197)	(2,043)
Total Comcast Corporation shareholders’ equity	86,638	85,560
Noncontrolling interests	418	477
Total equity	87,056	86,038
Total liabilities and equity	$267,770	$266,211
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Redeemable Noncontrolling Interests
Balance, beginning of period	$237	$241
Contributions from (distributions to) noncontrolling interests, net	3	(10)
Net income (loss)	4	12
Balance, end of period	$244	$243

Class A Common Stock
Balance, beginning of period	$47	$48
Repurchases of common stock under repurchase program and employee plans	—	—
Balance, end of period	$46	$48

Additional Paid-In Capital
Balance, beginning of period	$38,102	$38,533
Share-based compensation	345	323
Repurchases of common stock under repurchase program and employee plans	(664)	(645)
Issuances of common stock under employee plans	50	62
Other	—	1
Balance, end of period	$37,832	$38,274

Retained Earnings
Balance, beginning of period	$56,972	$52,892
Repurchases of common stock under repurchase program and employee plans	(1,620)	(2,082)
Dividends declared	(1,254)	(1,243)
Net income	3,375	3,857
Balance, end of period	$57,473	$53,425

Treasury Stock at Cost
Balance, beginning and end of period	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(2,043)	$(1,253)
Other comprehensive income (loss)	847	(427)
Balance, end of period	$(1,197)	$(1,680)

Noncontrolling Interests
Balance, beginning of period	$477	$523
Other comprehensive income (loss)	4	(13)
Contributions from (distributions to) noncontrolling interests, net	20	81
Net income (loss)	(83)	(91)
Balance, end of period	$418	$500
Total equity	$87,056	$83,049
Cash dividends declared per common share	$0.33	$0.31
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2024 Annual Report on Form 10-K.
In November 2024, we announced our intention to create SpinCo, a new independent publicly traded company comprised of select domestic cable television networks along with complementary digital assets through a tax-free spin-off. We are targeting to complete the spin-off by the end of 2025, subject to the satisfaction of customary conditions, including obtaining final approval from our Board of Directors, satisfactory completion of SpinCo financings, receipt of tax opinions and receipt of any regulatory approvals. There can be no assurance that a separation transaction will occur, or, if one does, of its terms or timing. The condensed consolidated financial statements and related notes do not reflect the proposed spin-off.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Refer to Note 3 for a discussion of the changes in our presentation of disaggregated revenue.
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

Comcast Corporation

	Three Months Ended March 31, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,606	$2,490	$5,236	$2,001	$1,876	$29,209
Intersegment revenue(a)	36	6	1,204	825	—	2,072
	17,642	2,496	6,440	2,826	1,876	31,281
Reconciliation of Revenue
Other revenue(b)						752
Eliminations(a)						(2,146)
Total consolidated revenue						$29,887

Less segment expenses:(c)
Programming and production	4,107		4,011	1,898
Marketing and promotion			323	392
Other(d)	6,617	1,074	1,102	237	1,447
Segment Adjusted EBITDA(e)	$6,918	$1,422	$1,004	$298	$429	$10,071

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(255)
Corporate and other(b)(e)						(335)
Eliminations						26
Depreciation						(2,231)
Amortization						(1,618)
Interest expense						(1,050)
Investment and other income (loss), net						(116)
Income before income taxes						$4,492

Comcast Corporation

	Three Months Ended March 31, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,830	$2,401	$5,222	$1,905	$1,979	$29,337
Intersegment revenue(a)	38	6	1,149	838	—	2,031
	17,868	2,407	6,371	2,743	1,979	31,368
Reconciliation of revenue
Other revenue(b)						779
Eliminations(a)						(2,089)
Total consolidated revenue						$30,058

Less segment expenses:(c)
Programming and production	4,405		4,140	1,859
Marketing and promotion			314	431
Other(d)	6,611	1,041	1,090	209	1,347
Total segment Adjusted EBITDA(e)	$6,852	$1,366	$827	$244	$632	$9,920

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(243)
Corporate and other(b)(e)						(323)
Eliminations						7
Depreciation						(2,175)
Amortization						(1,376)
Interest expense						(1,002)
Investment and other income (loss), net						298
Income before income taxes						$5,105
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

Comcast Corporation
Note 3: Revenue

	Three Months Ended March 31,
(in millions)	2025	2024(a)
Domestic broadband	$6,558	$6,446
Domestic wireless	1,123	972
International connectivity	1,132	1,033
Total residential connectivity	8,813	8,451
Video	6,718	7,104
Advertising	881	951
Other	1,230	1,362
Total Residential Connectivity & Platforms Segment	17,642	17,868

Total Business Services Connectivity Segment	2,496	2,407

Domestic advertising	1,886	2,025
Domestic distribution	2,922	2,906
International networks	1,162	1,021
Other	470	420
Total Media Segment	6,440	6,371

Content licensing	2,174	2,101
Theatrical	286	330
Other	366	312
Total Studios Segment	2,826	2,743

Total Theme Parks Segment	1,876	1,979

Other revenue	752	779
Eliminations(b)	(2,146)	(2,089)
Total revenue	$29,887	$30,058
(a)Beginning in the first quarter of 2025, commission revenue from the sale of certain direct to consumer (“DTC”) streaming services and revenue related to certain equipment are presented in video revenue. Previously, these amounts were presented in domestic broadband and international connectivity. Prior periods have been reclassified to reflect the current year presentation.
(b)See Note 2 for additional information on intersegment revenue transactions.
Condensed Consolidated Balance Sheets
The table below summarizes our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheets that relate to the recognition of revenue and collection of the related cash.

(in millions)	March 31, 2025	December 31, 2024
Receivables, gross	$13,603	$14,399
Less: Allowance for credit losses	722	738
Receivables, net	$12,881	$13,661
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,806	$1,853
Noncurrent deferred revenue (included in other noncurrent liabilities)	$664	$665
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	March 31, 2025	December 31, 2024
Receivables, net	$1,869	$1,827
Noncurrent receivables, net (included in other noncurrent assets, net)	1,211	1,225
Total	$3,081	$3,052

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended March 31,
(in millions)	2025	2024
Video distribution programming	$2,659	$3,020
Film and television content:
Owned(a)	2,656	2,562
Licensed, including sports rights	2,804	2,924
Other	295	317
Total programming and production costs	$8,415	$8,823
(a) Amount includes amortization of owned content of $2.2 billion and $2.1 billion for the three months ended March 31, 2025 and 2024, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	March 31, 2025	December 31, 2024
Owned:
In production and in development	$3,367	$3,342
Completed, not released	33	209
Released, less amortization	4,504	4,545
	7,905	8,095
Licensed, including sports advances	4,869	4,446
Film and television costs	$12,774	$12,541
Note 5: Debt
As of March 31, 2025, our debt had a carrying value of $99.1 billion and an estimated fair value of $90.6 billion. As of December 31, 2024, our debt had a carrying value of $99.1 billion and an estimated fair value of $89.8 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Note 6: Significant Transactions
Acquisitions
In April 2025, we acquired Nitel, a network-as-a-service managed service provider, for total cash consideration of $1.3 billion. The acquisition will enhance our ability to serve and provide connectivity solutions to enterprise customers. Nitel’s results of operations will be included in our condensed consolidated results of operations following the date of acquisition and will be reported in our Business Services Connectivity segment. The assets and liabilities acquired as a result of the transaction will be recorded at their estimated fair values; however, due to the limited time since the acquisition date, the initial acquisition accounting is incomplete.

Comcast Corporation
Note 7: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended March 31,
(in millions)	2025	2024
Equity in net income (losses) of investees, net	$(194)	$158
Realized and unrealized gains (losses) on equity securities, net	(24)	(51)
Other income (loss), net	102	191
Investment and other income (loss), net	$(116)	$298
The amount of unrealized gains (losses), net recognized in the three months ended March 31, 2025 and 2024 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(30) million and $(70) million, respectively.
Investments

(in millions)	March 31, 2025	December 31, 2024
Equity method	$7,150	$7,252
Marketable equity securities	15	11
Nonmarketable equity securities	1,202	1,221
Other investments	184	184
Total investments	8,551	8,668
Less: Current investments	27	21
Noncurrent investments	$8,524	$8,647
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the three months ended March 31, 2025 and 2024 was $27 million and $32 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For both the three months ended March 31, 2025 and 2024, we made cash capital contributions totaling $13 million. As of March 31, 2025 and December 31, 2024, our investment, inclusive of advances classified within other investments, was $4.9 billion and $5.1 billion, respectively. As of March 31, 2025, our remaining unfunded capital commitment was $1.4 billion.
Other Investments
Other investments also includes certain short-term instruments. We had no short-term instruments as of March 31, 2025 and December 31, 2024. There were no proceeds from or purchases of short-term instruments for the three months ended March 31, 2025. Proceeds from short-term instruments were $255 million and purchases of short-term instruments were $257 million for the three months ended March 31, 2024.

Comcast Corporation
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of March 31, 2025, Universal Beijing Resort had $3.5 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement. As of December 31, 2024, Universal Beijing Resort had $3.4 billion of debt outstanding, including $3.0 billion principal amount of a term loan outstanding under the debt financing agreement.
As of both March 31, 2025 and December 31, 2024, our condensed consolidated balance sheets included assets and liabilities of Universal Beijing Resort totaling $7.3 billion and $7.0 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 8: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended March 31,
(in millions)	2025	2024
Weighted-average number of common shares outstanding – basic	3,768	3,959
Effect of dilutive securities	16	34
Weighted-average number of common shares outstanding – diluted	3,784	3,992
Antidilutive securities	218	162
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2025	December 31, 2024
Cumulative translation adjustments	$(1,530)	$(2,474)
Deferred gains (losses) on cash flow hedges	65	106
Unrecognized gains (losses) on employee benefit obligations and other	269	325
Accumulated other comprehensive income (loss), net of deferred taxes	$(1,197)	$(2,043)
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of restricted share units (“RSUs”) and stock options to certain employees and directors as part of our long-term incentive compensation structure. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2025, we granted 40 million RSUs and 1 million stock options under our annual management awards program. The weighted-average fair values associated with these grants were $35.78 per RSU and $7.21 per stock option. During the three months ended March 31, 2025 and 2024, share-based compensation expense recognized in our condensed consolidated statements of income was $321 million and $303 million, respectively. As of March 31, 2025, we had unrecognized pretax compensation expense of $3.0 billion related to unvested RSUs and unvested stock options.

Comcast Corporation
Note 9: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31,
(in millions)	2025	2024
Interest	$674	$731
Income taxes(a)	$400	$349
(a) Cash payments for income taxes for the three months ended March 31, 2025 include $220 million related to the purchase of third-party transferable tax credits.
Noncash Activities
During the three months ended March 31, 2025:
•we acquired $2.1 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.33 per common share paid in April 2025
During the three months ended March 31, 2024:
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

(in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$8,593	$7,322
Restricted cash included in other current assets and other noncurrent assets, net	58	55
Cash, cash equivalents and restricted cash, end of period	$8,652	$7,377
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and related notes (“Notes”) included in this Quarterly Report on Form 10-Q and our 2024 Annual Report on Form 10-K.
Overview
We are a global media and technology company with two primary businesses: Connectivity & Platforms and Content & Experiences. We present the operations of (1) our Connectivity & Platforms business in two segments: Residential Connectivity & Platforms and Business Services Connectivity; and (2) our Content & Experiences business in three segments: Media, Studios and Theme Parks.

A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. Uncertain economic conditions, including as a result of geopolitical dynamics, changes in trade policies and foreign exchange rates could adversely affect demand for our products or services and have a negative impact on our results of operations. For a discussion of these factors and other risks, refer to Risk Factors in Item 1A of our 2024 Annual Report on Form 10-K.
Consolidated Operating Results

	Three Months Ended March 31,		Change
(in millions, except per share data)	2025	2024	%
Revenue	$29,887	$30,058	(0.6)%
Costs and Expenses:
Programming and production	8,415	8,823	(4.6)
Marketing and promotion	2,071	2,018	2.7
Other operating and administrative	9,893	9,857	0.4
Depreciation	2,231	2,175	2.6
Amortization	1,618	1,376	17.6
Total costs and expenses	24,228	24,248	(0.1)
Operating income	5,658	5,810	(2.6)
Interest expense	(1,050)	(1,002)	4.8
Investment and other income (loss), net	(116)	298	NM
Income before income taxes	4,492	5,105	(12.0)
Income tax expense	(1,196)	(1,328)	(9.9)
Net income	3,296	3,777	(12.7)
Less: Net income (loss) attributable to noncontrolling interests	(79)	(79)	(0.9)
Net income attributable to Comcast Corporation	$3,375	$3,857	(12.5)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.90	$0.97	(8.0)%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.89	$0.97	(7.7)%
Weighted-average number of common shares outstanding – basic	3,768	3,959	(4.8)%
Weighted-average number of common shares outstanding – diluted	3,784	3,992	(5.2)%

Adjusted EBITDA(a)	$9,532	$9,355	1.9%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 23 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated revenue remained consistent for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in the Connectivity & Platforms business and Corporate and Other, offset by an increase in the Content & Experiences business. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”

Consolidated costs and expenses, excluding depreciation and amortization expense, decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreases in the Connectivity & Platforms business and Corporate and Other, partially offset by an increase in the Content & Experiences business. Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increased amortization of certain acquisition-related intangible assets related to the linear media business.
Amortization expense from acquisition-related intangible assets totaled $789 million and $569 million for the three months ended March 31, 2025 and 2024, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense increased for the three months ended March 31, 2025 primarily due to an increase in average debt outstanding and higher weighted-average interest rates in the current year period.
Consolidated investment and other income (loss), net decreased for the three months ended March 31, 2025 compared to the same period in 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Equity in net income (losses) of investees, net	$(194)	$158
Realized and unrealized gains (losses) on equity securities, net	(24)	(51)
Other income (loss), net	102	191
Total investment and other income (loss), net	$(116)	$298
The change in equity in net income (losses) of investees, net was primarily due to our investment in Atairos. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $(169) million and $195 million for the three months ended March 31, 2025 and 2024, respectively.
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended March 31, 2025 was primarily due to lower losses on nonmarketable securities in the current year period.
The change in other income (loss), net for the three months ended March 31, 2025 primarily resulted from a gain related to an equity method investment and from higher income from insurance contracts in the prior year period.
Consolidated income tax expense for the three months ended March 31, 2025 and 2024 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by lower domestic income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests is consistent for the three months ended March 31, 2025 compared to the same period in 2024.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.
Connectivity & Platforms Results of Operations

	Three Months Ended March 31,		Change	Constant Currency Change(b)
(in millions)	2025	2024	%	%
Revenue
Residential Connectivity & Platforms	$17,642	$17,868	(1.3)%	(1.0)%
Business Services Connectivity	2,496	2,407	3.7	3.7
Total Connectivity & Platforms revenue	$20,138	$20,275	(0.7)%	(0.5)%
Adjusted EBITDA
Residential Connectivity & Platforms	$6,918	$6,852	1.0%	1.0%
Business Services Connectivity	1,422	1,366	4.1	4.1
Total Connectivity & Platforms Adjusted EBITDA	$8,340	$8,218	1.5%	1.5%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	39.2%	38.3%	90 bps	80 bps
Business Services Connectivity	57.0	56.7	30 bps	30 bps
Total Connectivity & Platforms Adjusted EBITDA margin	41.4%	40.5%	90 bps	80 bps
(a)Our Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management. The changes reflect the year-over-year basis point changes in the rounded Adjusted EBITDA margins.
(b)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 23 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. Our customer relationship additions/(losses) continue to be negatively impacted by an increasingly competitive environment. We are focused on increasing our residential connectivity revenue through growth in average domestic broadband revenue per customer, as well as growth in domestic wireless and international connectivity revenue. At the same time, we expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically mitigate the impact of continued rate increases on programming expenses. We also expect continued declines in other revenue related to declines in wireline voice revenue. We are also focused on growing our Business Services Connectivity segment revenue by offering competitive services, including enterprise solutions.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	March 31,		Three Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Customer Relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	30,969	31,555	(204)	(94)
International Residential Connectivity & Platforms customer relationships(a)	17,800	17,782	(11)	(65)
Business Services Connectivity customer relationships(b)	2,613	2,634	(13)	(7)
Total Connectivity & Platforms customer relationships	51,381	51,971	(228)	(166)
Domestic Broadband
Residential customers	29,190	29,693	(183)	(55)
Business customers	2,453	2,495	(17)	(10)
Total domestic broadband customers	31,643	32,188	(199)	(65)
Domestic Wireless
Total domestic wireless lines(c)	8,148	6,877	323	289
Domestic Video
Total domestic video customers	12,096	13,618	(427)	(487)
Domestic homes and businesses passed(d)	63,967	62,729
Domestic broadband penetration of homes and businesses passed(e)	49.3%	51.1%
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

	Three Months Ended March 31,		Change	Constant Currency Change(a)
	2025	2024	%	%
Average monthly total Connectivity & Platforms revenue per customer relationship	$130.36	$129.84	0.4%	0.6%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$53.99	$52.62	2.6%	2.6%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 23 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.

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

	Three Months Ended March 31,		Change	Constant Currency Change(g)
(in millions)	2025	2024	%	%
Costs and Expenses
Programming(a)	$4,107	$4,405	(6.8)%	(6.4)%
Technical and support(b)	1,874	1,959	(4.3)	(4.1)
Direct product costs(c)	1,625	1,514	7.3	7.9
Marketing and promotion(d)	1,227	1,173	4.6	4.9
Customer service(e)	680	709	(4.2)	(3.9)
Other(f)	2,285	2,297	(0.5)	(0.3)
Total Connectivity & Platforms costs and expenses	$11,798	$12,058	(2.2)%	(1.8)%
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
(g)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 23 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended March 31,		Change	Constant Currency Change(a)
(in millions)	2025	2024(b)%		%
Revenue
Domestic broadband	$6,558	$6,446	1.7%	1.7%
Domestic wireless	1,123	972	15.6	15.6
International connectivity	1,132	1,033	9.5	10.5
Total residential connectivity	8,813	8,451	4.3	4.4
Video	6,718	7,104	(5.4)	(5.1)
Advertising	881	951	(7.4)	(7.0)
Other	1,230	1,362	(9.7)	(9.5)
Total revenue	17,642	17,868	(1.3)	(1.0)
Costs and Expenses
Programming	4,107	4,405	(6.8)	(6.4)
Other	6,617	6,611	0.1	0.5
Total costs and expenses	10,724	11,016	(2.7)	(2.3)
Adjusted EBITDA	$6,918	$6,852	1.0%	1.0%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 23 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
(b)Beginning in the first quarter of 2025, commission revenue from the sale of certain direct to consumer (“DTC”) streaming services and revenue related to certain equipment are presented in video revenue. Previously, these amounts were presented in domestic broadband and international connectivity. Prior periods have been reclassified to reflect the current year presentation.

Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in average rates, which offset a decline in the number of domestic broadband customers.
Domestic wireless revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in the number of customer lines and device sales.
International connectivity revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in broadband revenue resulting from an increase in average rates and an increase in wireless revenue resulting from an increase in the sale of wireless services.
Video revenue decreased for the three months ended March 31, 2025 compared to the same period in 2024 due to a decline in the overall number of video customers, partially offset by an overall increase in average rates.
Advertising revenue decreased for the three months ended March 31, 2025 compared to the same period in 2024 due to lower international advertising and lower domestic political and nonpolitical advertising.
Other revenue decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a decrease in residential wireline voice revenue driven by a decline in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a decline in the number of domestic video subscribers, partially offset by rate increases under our domestic programming contracts and an increase in programming expenses for our international sports networks.
Other expenses remained consistent for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to increased direct product costs and increased spending on marketing and promotion, offset by lower technical and support and customer service expenses.
Business Services Connectivity Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Revenue	$2,496	$2,407	3.7%
Costs and expenses	1,074	1,041	3.1
Adjusted EBITDA	$1,422	$1,366	4.1%
Business services connectivity revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in revenue from enterprise solutions offerings and from higher average rates from small business customers.
Business services connectivity costs and expenses increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in direct product costs.

Content & Experiences Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Revenue
Media	$6,440	$6,371	1.1%
Studios	2,826	2,743	3.0
Theme Parks	1,876	1,979	(5.2)
Headquarters and Other	11	12	(9.1)
Eliminations	(697)	(731)	4.7
Total Content & Experiences revenue	$10,457	$10,374	0.8%
Adjusted EBITDA
Media	$1,004	$827	21.5%
Studios	298	244	22.3
Theme Parks	429	632	(32.1)
Headquarters and Other	(255)	(243)	(4.7)
Eliminations	14	33	(57.8)
Total Content & Experiences Adjusted EBITDA	$1,490	$1,493	(0.1)%
We operate our Media segment as a combined television and streaming business. We expect that the number of subscribers and audience ratings at our linear television networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by growth in paid subscribers and advertising revenue at Peacock. We expect to continue to incur significant costs related to content and marketing at Peacock. Revenue and programming expenses are also impacted by the timing of certain sporting events, including our acquisition of NBA rights, which begin in the fourth quarter of 2025.
Our Studios segment generates revenue primarily from third parties and from licensing content to our Media segment. While results of operations for our Studios segment are not impacted, results for our total Content & Experiences business may be impacted as the Studios segment licenses content to the Media segment, including for Peacock, rather than licensing the content to third parties.
We continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including Epic Universe in Orlando, which is scheduled to open in May 2025, as well as in new destinations and experiences, which we believe will have a positive impact on attendance and guest spending at our theme parks.
Media Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Revenue
Domestic advertising	$1,886	$2,025	(6.8)%
Domestic distribution	2,922	2,906	0.6
International networks	1,162	1,021	13.9
Other	470	420	11.8
Total revenue	6,440	6,371	1.1
Costs and Expenses
Programming and production	4,011	4,140	(3.1)
Marketing and promotion	323	314	2.7
Other	1,102	1,090	1.1
Total costs and expenses	5,436	5,545	(2.0)
Adjusted EBITDA	$1,004	$827	21.5%

Media Segment – Revenue
Domestic advertising revenue decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a decrease in revenue at our linear television networks, partially offset by an increase in revenue at Peacock.
Domestic distribution revenue remained consistent for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in revenue at Peacock, offset by a decrease in revenue at our linear television networks.
International networks revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in revenue associated with the distribution of sports networks.
* * *
Media segment total revenue included $1.2 billion and $1.1 billion related to Peacock for the three months ended March 31, 2025 and 2024, respectively. We had 41 million and 34 million paid subscribers of Peacock as of March 31, 2025 and 2024, respectively. Peacock paid subscribers represent customers from which we recognize distribution revenue, including both customers that pay us directly and customers receiving the service through arrangements with companies who sell Peacock on our behalf. In these arrangements, paid subscribers are counted based on the terms of the arrangement when the related revenue is recognized. As a result, certain customers are counted when they activate their account, while other customers are counted when the Peacock service is made available to them as part of their bundled service offering regardless of whether it is activated. The increase in paid subscribers in 2025 is mainly due to availability of Peacock through a third-party’s bundled service offering.
Media Segment – Costs and Expenses
Programming and production costs decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to lower sports programming costs at Peacock and our domestic television networks, mainly reflecting lower sports volumes compared to the prior year period. This decrease was partially offset by an increase in entertainment content costs for our domestic television networks and an increase in sports programming costs for our international television networks.
Marketing and promotion expenses increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher costs related to marketing for entertainment programming, partially offset by decreased spending on marketing at Peacock.
* * *
Media segment total costs and expenses included $1.4 billion and $1.7 billion related to Peacock for the three months ended March 31, 2025 and 2024, respectively.
Studios Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Revenue
Content licensing	$2,174	$2,101	3.5%
Theatrical	286	330	(13.3)
Other	366	312	17.5
Total revenue	2,826	2,743	3.0
Costs and Expenses
Programming and production	1,898	1,859	2.1
Marketing and promotion	392	431	(9.0)
Other	237	209	13.7
Total costs and expenses	2,528	2,499	1.2
Adjusted EBITDA	$298	$244	22.3%
Studios Segment – Revenue
Content licensing revenue increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to the timing of when content was made available by our film and television studios.
Theatrical revenue decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher revenue from releases in the prior year period, including Kung Fu Panda 4 and Migration, compared to revenue from recent releases impacting the current year period, including Dog Man and Nosferatu.

Studios Segment – Costs and Expenses
Programming and production costs increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher costs associated with content licensing sales.
Marketing and promotion expenses decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreased spending on recent and upcoming theatrical film releases in the current year period.
Theme Parks Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Revenue	$1,876	$1,979	(5.2)%
Costs and expenses	1,447	1,347	7.5
Adjusted EBITDA	$429	$632	(32.1)%
Theme parks segment revenue decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreased attendance at our domestic theme parks.
Theme parks segment costs and expenses increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to preopening costs for Epic Universe ahead of the scheduled opening in May 2025.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Revenue	$11	$12	(9.1)%
Costs and expenses	266	255	4.0
Adjusted EBITDA	$(255)	$(243)	(4.7)%
Headquarters and Other expenses primarily consists of overhead, personnel and other costs necessary to operate the Content & Experiences business.
Eliminations

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Revenue	$(697)	$(731)	(4.7)%
Costs and expenses	(711)	(765)	(7.0)
Adjusted EBITDA	$14	$33	57.8%
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

Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Revenue	$741	$767	(3.4)%
Costs and expenses	1,052	1,096	(4.0)
Adjusted EBITDA	$(311)	$(329)	5.6%
Corporate and Other primarily consists of overhead and personnel costs; Sky-branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture.
Corporate and Other revenue decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily driven by a decrease in revenue from Comcast Spectacor.
Corporate and Other costs and expenses decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to lower costs related to Sky operations in Germany, partially offset by an increase at Xumo.
Eliminations

	Three Months Ended March 31,		Change
(in millions)	2025	2024	%
Revenue	$(1,449)	$(1,358)	6.7%
Costs and expenses	(1,461)	(1,332)	9.7
Adjusted EBITDA	$12	$(26)	NM
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2025	2024
Net income attributable to Comcast Corporation	$3,375	$3,857
Net income (loss) attributable to noncontrolling interests	(79)	(79)
Income tax expense	1,196	1,328
Interest expense	1,050	1,002
Investment and other (income) loss, net	116	(298)
Depreciation	2,231	2,175
Amortization	1,618	1,376
Adjustments(a)	24	(6)
Adjusted EBITDA	$9,532	$9,355
(a)Amounts represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA, including costs related to our investment portfolio. For the three months ended March 31, 2025, amount also includes $22 million of other operating and administrative costs associated with the proposed spin-off of businesses within our Media segment.
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
Reconciliation of Connectivity & Platforms Constant Currency

	Three months ended March 31, 2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$17,868	$(42)	$17,826
Business Services Connectivity	2,407	—	2,407
Total Connectivity & Platforms revenue	$20,275	$(43)	$20,233
Adjusted EBITDA
Residential Connectivity & Platforms	$6,852	$(1)	$6,850
Business Services Connectivity	1,366	—	1,366
Total Connectivity & Platforms Adjusted EBITDA	$8,218	$(1)	$8,216
Adjusted EBITDA Margin
Residential Connectivity & Platforms	38.3%	10 bps	38.4%
Business Services Connectivity	56.7	- bps	56.7
Total Connectivity & Platforms Adjusted EBITDA margin	40.5%	10 bps	40.6%

	Three months ended March 31, 2024
	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$129.84	$(0.27)	$129.56
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$52.62	$(0.01)	$52.61

	Three months ended March 31, 2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$4,405	$(17)	$4,389
Technical and support	1,959	(5)	1,954
Direct product costs	1,514	(8)	1,507
Marketing and promotion	1,173	(4)	1,169
Customer service	709	(2)	708
Other	2,297	(7)	2,291
Total Connectivity & Platforms costs and expenses	$12,058	$(41)	$12,017
Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three months ended March 31, 2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,446	$—	$6,446
Domestic wireless	972	—	972
International connectivity	1,033	(9)	1,024
Total residential connectivity	8,451	(9)	8,442
Video	7,104	(27)	7,078
Advertising	951	(4)	947
Other	1,362	(3)	1,359
Total revenue	17,868	(42)	17,826
Costs and Expenses
Programming	4,405	(17)	4,389
Other	6,611	(24)	6,587
Total costs and expenses	11,016	(41)	10,975
Adjusted EBITDA	$6,852	$(1)	$6,850
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
Liquidity and Capital Resources

	Three Months Ended March 31,
(in billions)	2025	2024
Cash provided by operating activities	$8.3	$7.8
Cash used in investing activities	$(3.0)	$(3.5)
Cash used in financing activities	$(4.1)	$(4.0)

(in billions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$8.6	$7.3
Debt	$99.1	$99.1

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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of March 31, 2025, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.
Our revolving credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the agreement. Compliance with this financial covenant is tested on a quarterly basis. As of March 31, 2025, we met this financial covenant, and we expect to remain in compliance with this financial covenant.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31,
(in millions)	2025	2024
Operating income	$5,658	$5,810
Depreciation and amortization	3,849	3,551
Noncash share-based compensation	382	373
Changes in operating assets and liabilities	(636)	(940)
Payments of interest	(674)	(731)
Payments of income taxes	(400)	(349)
Proceeds from investments and other	115	134
Net cash provided by operating activities	$8,294	$7,848
The variance in changes in operating assets and liabilities for the three months ended March 31, 2025 compared to the same period in 2024 was primarily related to decreases in receivables, increases in inventory, and the timing of amortization and related payments for our film and television costs.
The decrease in payments of interest for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the timing of interest payments on outstanding debt in the prior year period.
Payments of income taxes increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher payments for federal and foreign income taxes, offset by lower state income taxes in the current year period. Payments were also impacted by the timing of transferable tax credit purchases, as payments for certain tax credits used in the second half of 2024 were made in the current year period.
Additionally, we expect to receive a federal income tax refund in the current year as a result of carrying back a capital loss created primarily as part of a 2024 internal corporate reorganization to offset capital gains recognized in our federal income tax returns for 2021 through 2023.
Investing Activities
Net cash used in investing activities decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to decreased capital expenditures, decreased purchases of short-term investments, decreased cash paid related to the construction of Universal Beijing Resort, and decreased cash paid for intangible assets related to software development in the current year period. This decrease was partially offset by decreased proceeds from the maturity of short-term investments in the current year period. Capital expenditures decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily reflecting decreased spending by the Connectivity & Platforms businesses on customer premise equipment and scalable infrastructure, as well as decreased spending on theme park attractions.

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
Financing Activities
Net cash used in financing activities increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to higher repurchases and repayments of debt and higher dividends paid in the current year period. This increase was partially offset by a decrease in repurchases of common stock in the current year period.
For the three months ended March 31, 2025, we made debt repayments of $604 million, including $419 million principal amount of notes due at maturity, $129 million of 3.950% Notes due 2025 and $56 million of 3.375% Notes due 2025.
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
Share Repurchases and Dividends
During the three months ended March 31, 2025, we repurchased a total of 56 million shares of our Class A common stock for $2.0 billion. In January 2025, our Board of Directors terminated the existing share repurchase program authorization and approved a new share repurchase program authorization of $15.0 billion, which has no expiration date. As of March 31, 2025, we had $13.7 billion remaining under the authorization. We did not purchase any shares outside of this program. We expect to repurchase additional shares of our Class A common stock under this new authorization in the open market or in private transactions, subject to market and other conditions.
In addition, we paid $219 million and $256 million for the three months ended March 31, 2025 and 2024, respectively, related to employee taxes associated with the administration of our share-based compensation plans.
In January 2025, our Board of Directors approved a 6.5% increase in our dividend to $1.32 per share on an annualized basis and approved our first quarter dividend of $0.33 per share, which was paid in April 2025. During the three months ended March 31, 2025, we paid dividends of $1.2 billion. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	March 31, 2025	December 31, 2024
Debt Subject to Cross-Guarantees
Comcast	$94.4	$94.6
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.9	0.9
	96.9	97.1
Debt Subject to One-Way Guarantees
Sky	3.1	3.0
Other(a)	0.1	0.1
	3.2	3.1
Debt Not Guaranteed
Universal Beijing Resort(b)	3.5	3.4
Other	1.5	1.4
	5.0	4.8
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(5.9)	(6.0)
Total debt	$99.1	$99.1
(a)NBCUniversal Media, LLC (“NBCUniversal”), Comcast Cable Communications, LLC (“Comcast Cable”) and Comcast Holdings Corporation (“Comcast Holdings”), which is included within other debt subject to one-way guarantees, are each consolidated subsidiaries subject to the periodic reporting requirements of the SEC. The guarantee structures and related disclosures in this section, together with Exhibit 22 to our 2024 Annual Report on Form 10-K, satisfy these reporting obligations.
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
As of March 31, 2025 and December 31, 2024, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $93 billion and $88 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $14 billion for both periods. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of March 31, 2025 and December 31, 2024, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $59 billion and $53 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $10 billion for both periods. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
For a more complete discussion of the accounting estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2024 Annual Report on Form 10-K and there have been no material changes to this information.
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
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2024 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
January 1-31, 2025	18,977,243	$36.66	18,977,243	$695,637,279	$15,000,000,000
February 1-29, 2025	21,361,422	$35.10	21,361,422	$749,887,340	$14,250,112,660
March 1-31, 2025	15,880,045	$36.20	15,880,045	$574,916,720	$13,675,195,940
Total	56,218,710	$35.94	56,218,710	$2,020,441,339	$13,675,195,940
(a)In January 2024, our Board of Directors approved a new share repurchase authorization of $15 billion, which had no expiration date. In January of 2025, our Board of Directors terminated the existing program and approved a new share repurchase authorization of 15 billion effective as of January 31, 2025, which has no expiration date. We expect to repurchase additional shares of our Class A common stock under this authorization, in the open market or in private transactions, subject to market and other conditions.
ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, filed with the Securities and Exchange Commission on April 24, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 24, 2025