Form 10-Q
period 2025-06-30
COMCAST CORP
filed 2025-07-31
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 15, 2025, there were 3,682,762,127 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2025. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue	$30,313	$29,688	$60,199	$59,746
Costs and Expenses:
Programming and production	7,576	7,961	15,991	16,784
Marketing and promotion	2,168	1,922	4,239	3,940
Other operating and administrative	10,422	9,630	20,314	19,487
Depreciation	2,349	2,153	4,580	4,328
Amortization	1,805	1,387	3,423	2,762
Total costs and expenses	24,320	23,053	48,548	47,301
Operating income	5,992	6,635	11,650	12,445
Interest expense	(1,105)	(1,026)	(2,155)	(2,028)
Investment and other income (loss), net	9,760	(434)	9,644	(137)
Income before income taxes	14,647	5,175	19,139	10,280
Income tax expense	(3,603)	(1,336)	(4,799)	(2,663)
Net income	11,044	3,839	14,340	7,616
Less: Net income (loss) attributable to noncontrolling interests	(79)	(89)	(158)	(169)
Net income attributable to Comcast Corporation	$11,123	$3,929	$14,498	$7,785
Basic earnings per common share attributable to Comcast Corporation shareholders	$2.99	$1.01	$3.87	$1.98
Diluted earnings per common share attributable to Comcast Corporation shareholders	$2.98	$1.00	$3.86	$1.97
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$11,044	$3,839	$14,340	$7,616
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $124, $(22), $198 and $(43)	1,762	(130)	2,710	(567)
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(15), $0, $(15), and $(2)	18	6	(3)	25
Realized (gains) losses reclassified to net income, net of deferred taxes of $13, $1, $19 and $0	(47)	(5)	(67)	(4)
Employee benefit obligations and other, net of deferred taxes of $2, $3, $20 and $8	(8)	(12)	(64)	(36)
Other comprehensive income (loss)	1,724	(142)	2,576	(582)
Comprehensive income	12,768	3,698	16,916	7,034
Less: Net income (loss) attributable to noncontrolling interests	(79)	(89)	(158)	(169)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	7	(13)
Comprehensive income attributable to Comcast Corporation	$12,845	$3,787	$17,067	$7,217
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Operating Activities
Net income	$14,340	$7,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,003	7,091
Share-based compensation	703	689
Noncash interest expense (income), net	253	218
Net (gain) loss on investment activity and other	(9,390)	391
Deferred income taxes	2,556	240
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	1,023	750
Film and television costs, net	188	23
Accounts payable and accrued expenses related to trade creditors	34	(648)
Other operating assets and liabilities	(1,602)	(3,798)
Net cash provided by operating activities	16,109	12,572
Investing Activities
Capital expenditures	(4,930)	(5,354)
Cash paid for intangible assets	(1,257)	(1,341)
Construction of Universal Beijing Resort	(3)	(109)
Acquisitions, net of cash acquired	(1,279)	—
Proceeds from sales of businesses and investments	659	557
Purchases of investments	(1,132)	(706)
Other	39	73
Net cash provided by (used in) investing activities	(7,903)	(6,879)
Financing Activities
Proceeds from borrowings	2,494	3,266
Repurchases and repayments of debt	(1,856)	(1,911)
Repurchases of common stock under repurchase program and employee plans	(4,066)	(4,930)
Dividends paid	(2,462)	(2,418)
Other	9	175
Net cash provided by (used in) financing activities	(5,881)	(5,817)
Impact of foreign currency on cash, cash equivalents and restricted cash	46	(17)
Increase (decrease) in cash, cash equivalents and restricted cash	2,371	(141)
Cash, cash equivalents and restricted cash, beginning of period	7,377	6,282
Cash, cash equivalents and restricted cash, end of period	$9,748	$6,141
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$9,687	$7,322
Receivables, net	13,040	13,661
Other current assets	6,309	5,817
Total current assets	29,036	26,801
Film and television costs	12,640	12,541
Investments	8,463	8,647
Property and equipment, net of accumulated depreciation of $61,311 and $59,534	64,025	62,548
Goodwill	61,812	58,209
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $37,964 and $33,994	24,612	25,599
Other noncurrent assets, net	13,897	12,501
Total assets	$273,850	$266,211
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,826	$11,321
Deferred revenue	4,031	3,507
Accrued expenses and other current liabilities	10,215	10,679
Current portion of debt	5,720	4,907
Advance on sale of investment	—	9,167
Total current liabilities	31,792	39,581
Noncurrent portion of debt	95,808	94,186
Deferred income taxes	27,692	25,227
Other noncurrent liabilities	21,100	20,942
Commitments and contingencies
Redeemable noncontrolling interests	231	237
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,561,297,163 and 4,651,093,045; outstanding, 3,688,506,135 and 3,778,302,017	46	47
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,797	38,102
Retained earnings	66,000	56,972
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	525	(2,043)
Total Comcast Corporation shareholders’ equity	96,851	85,560
Noncontrolling interests	376	477
Total equity	97,228	86,038
Total liabilities and equity	$273,850	$266,211
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Redeemable Noncontrolling Interests
Balance, beginning of period	$244	$243	$237	$241
Contributions from (distributions to) noncontrolling interests, net	2	2	4	(8)
Net income (loss)	(15)	(9)	(11)	3
Balance, end of period	$231	$236	$231	$236

Class A Common Stock
Balance, beginning of period	$46	$48	$47	$48
Repurchases of common stock under repurchase program and employee plans	—	(1)	(1)	(1)
Balance, end of period	$46	$47	$46	$47

Additional Paid-In Capital
Balance, beginning of period	$37,832	$38,274	$38,102	$38,533
Share-based compensation	295	287	640	610
Repurchases of common stock under repurchase program and employee plans	(389)	(428)	(1,053)	(1,074)
Issuances of common stock under employee plans	62	70	111	132
Other	(3)	—	(3)	1
Balance, end of period	$37,797	$38,203	$37,797	$38,203

Retained Earnings
Balance, beginning of period	$57,473	$53,425	$56,972	$52,892
Repurchases of common stock under repurchase program and employee plans	(1,347)	(1,825)	(2,967)	(3,906)
Dividends declared	(1,248)	(1,222)	(2,503)	(2,465)
Net income	11,123	3,929	14,498	7,785
Balance, end of period	$66,000	$54,308	$66,000	$54,308

Treasury Stock at Cost
Balance, beginning and end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,197)	$(1,680)	$(2,043)	$(1,253)
Other comprehensive income (loss)	1,722	(142)	2,569	(569)
Balance, end of period	$525	$(1,822)	$525	$(1,822)

Noncontrolling Interests
Balance, beginning of period	$418	$500	$477	$523
Other comprehensive income (loss)	3	—	7	(13)
Contributions from (distributions to) noncontrolling interests, net	20	66	39	147
Net income (loss)	(64)	(81)	(147)	(172)
Balance, end of period	$376	$485	$376	$485
Total equity	$97,228	$83,704	$97,228	$83,704
Cash dividends declared per common share	$0.33	$0.31	$0.66	$0.62
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
In November 2024, we announced our intention to create Versant Media Group, Inc. (“Versant”), a new independent publicly traded company comprised of select cable television networks along with complementary digital assets through a tax-free spin-off. We are targeting to complete the spin-off around the end of 2025, subject to the satisfaction of customary conditions, including obtaining final approval from our Board of Directors, satisfactory completion of Versant financings, receipt of tax opinions and receipt of any regulatory approvals. There can be no assurance that a separation transaction will occur, or, if one does, of its terms or timing. The condensed consolidated financial statements and related notes do not reflect the proposed spin-off.
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

Comcast Corporation

	Three Months Ended June 30, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,793	$2,569	$5,202	$1,733	$2,349	$29,646
Intersegment revenue(a)	21	6	1,238	700	—	1,965
	17,814	2,575	6,440	2,432	2,349	31,611
Reconciliation of Revenue
Other revenue(b)						717
Eliminations(a)						(2,015)
Total consolidated revenue						$30,313

Less segment expenses:(c)
Programming and production	3,998		3,551	1,661
Marketing and promotion			304	452
Other(d)	6,734	1,131	1,102	234	1,691
Segment Adjusted EBITDA(e)	$7,082	$1,444	$1,482	$85	$658	$10,751

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(263)
Corporate and other(b)(e)						(419)
Eliminations						77
Depreciation						(2,349)
Amortization						(1,805)
Interest expense						(1,105)
Investment and other income (loss), net						9,760
Income before income taxes						$14,647

Comcast Corporation

	Three Months Ended June 30, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,794	$2,416	$5,190	$1,657	$1,974	$29,030
Intersegment revenue(a)	30	6	1,134	597	1	1,768
	17,824	2,421	6,324	2,253	1,975	30,798
Reconciliation of revenue
Other revenue(b)						715
Eliminations(a)						(1,825)
Total consolidated revenue						$29,688

Less segment expenses:(c)
Programming and production	4,248		3,595	1,499
Marketing and promotion			287	394
Other(d)	6,472	1,041	1,087	236	1,343
Total segment Adjusted EBITDA(e)	$7,103	$1,380	$1,356	$124	$632	$10,594

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(198)
Corporate and other(b)(e)						(257)
Eliminations						36
Depreciation						(2,153)
Amortization						(1,387)
Interest expense						(1,026)
Investment and other income (loss), net						(434)
Income before income taxes						$5,175

Comcast Corporation

	Six Months Ended June 30, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$35,399	$5,059	$10,438	$3,733	$4,225	$58,855
Intersegment revenue(a)	58	11	2,443	1,525	1	4,037
	35,457	5,071	12,880	5,259	4,226	62,892
Reconciliation of Revenue
Other revenue(b)						1,469
Eliminations(a)						(4,162)
Total consolidated revenue						$60,199

Less segment expenses:(c)
Programming and production	8,105		7,563	3,559
Marketing and promotion			627	844
Other(d)	13,351	2,205	2,204	472	3,139
Segment Adjusted EBITDA(e)	$14,000	$2,866	$2,486	$383	$1,087	$20,823

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(517)
Corporate and other(b)(e)						(755)
Eliminations						103
Depreciation						(4,580)
Amortization						(3,423)
Interest expense						(2,155)
Investment and other income (loss), net						9,644
Income before income taxes						$19,139

Comcast Corporation

	Six Months Ended June 30, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$35,624	$4,817	$10,412	$3,561	$3,953	$58,368
Intersegment revenue(a)	68	12	2,283	1,435	1	3,798
	35,692	4,829	12,695	4,996	3,954	62,166
Reconciliation of revenue
Other revenue(b)						1,494
Eliminations(a)						(3,914)
Total consolidated revenue						$59,746

Less segment expenses:(c)
Programming and production	8,654		7,735	3,358
Marketing and promotion			601	825
Other(d)	13,083	2,083	2,177	445	2,690
Total segment Adjusted EBITDA(e)	$13,955	$2,746	$2,182	$367	$1,264	$20,514

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(442)
Corporate and other(b)(e)						(580)
Eliminations						43
Depreciation						(4,328)
Amortization						(2,762)
Interest expense						(2,028)
Investment and other income (loss), net						(137)
Income before income taxes						$10,280
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
(f)Includes overhead, personnel costs and other costs necessary to operate the Media, Studios and Theme Parks segments.

Comcast Corporation
Note 3: Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024(a)	2025	2024(a)
Domestic broadband	$6,530	$6,429	$13,088	$12,875
Domestic wireless	1,195	1,019	2,318	1,991
International connectivity	1,219	1,056	2,351	2,090
Total residential connectivity	8,945	8,505	17,758	16,956
Video	6,722	7,013	13,440	14,117
Advertising	935	993	1,816	1,944
Other	1,213	1,313	2,443	2,675
Total Residential Connectivity & Platforms Segment	17,814	17,824	35,457	35,692

Total Business Services Connectivity Segment	2,575	2,421	5,071	4,829

Domestic advertising	1,848	1,991	3,734	4,016
Domestic distribution	2,812	2,764	5,734	5,670
International networks	1,266	1,102	2,429	2,123
Other	514	467	983	887
Total Media Segment	6,440	6,324	12,880	12,695

Content licensing	1,805	1,714	3,979	3,815
Theatrical	284	237	570	567
Other	343	302	709	614
Total Studios Segment	2,432	2,253	5,259	4,996

Total Theme Parks Segment	2,349	1,975	4,226	3,954

Other revenue	717	715	1,469	1,494
Eliminations(b)	(2,015)	(1,825)	(4,162)	(3,914)
Total revenue	$30,313	$29,688	$60,199	$59,746
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

(in millions)	June 30, 2025	December 31, 2024
Receivables, gross	$13,772	$14,399
Less: Allowance for credit losses	732	738
Receivables, net	$13,040	$13,661
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,778	$1,853
Noncurrent deferred revenue (included in other noncurrent liabilities)	$719	$665
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	June 30, 2025	December 31, 2024
Receivables, net	$1,953	$1,827
Noncurrent receivables, net (included in other noncurrent assets, net)	1,238	1,225
Total	$3,190	$3,052

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Video distribution programming	$2,511	$2,879	$5,170	$5,899
Film and television content:
Owned(a)	2,230	2,215	4,887	4,776
Licensed, including sports rights	2,474	2,570	5,279	5,494
Other	361	298	656	615
Total programming and production costs	$7,576	$7,961	$15,991	$16,784
(a) Amount includes amortization of owned content of $1.8 billion and $4.0 billion for the three and six months ended June 30, 2025, respectively, and $1.8 billion and $4.0 billion for the three and six months ended June 30, 2024, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	June 30, 2025	December 31, 2024
Owned:
In production and in development	$3,041	$3,342
Completed, not released	609	209
Released, less amortization	4,073	4,545
	7,723	8,095
Licensed, including sports advances	4,917	4,446
Film and television costs	$12,640	$12,541
Note 5: Debt
As of June 30, 2025, our debt had a carrying value of $101.5 billion and an estimated fair value of $93.3 billion. As of December 31, 2024, our debt had a carrying value of $99.1 billion and an estimated fair value of $89.8 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Note 6: Significant Transactions
Acquisitions
In April 2025, we acquired Nitel, a network-as-a-service managed service provider, for total cash consideration of $1.3 billion. The acquisition will enhance our ability to serve and provide connectivity solutions to enterprise customers. Nitel’s results of operations are included in our condensed consolidated results of operations since the date of acquisition and are reported in our Business Services Connectivity segment. We have recorded a preliminary estimate of Nitel’s assets and liabilities with approximately $1.1 billion recorded to goodwill and the remainder primarily attributed to customer relationship intangible assets. These estimates are not yet final and are subject to change. The acquisition was not material to our consolidated results of operations.

Comcast Corporation
Note 7: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Equity in net income (losses) of investees, net	$(29)	$(444)	$(222)	$(286)
Realized and unrealized gains (losses) on equity securities, net	136	(89)	112	(141)
Other income (loss), net	9,652	99	9,754	290
Investment and other income (loss), net	$9,760	$(434)	$9,644	$(137)
The amount of unrealized gains (losses), net recognized in the three months ended June 30, 2025 and 2024 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(7) million and $(70) million, respectively. The amount of unrealized gains (losses), net recognized in the six months ended June 30, 2025 and 2024 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(30) million and $(141) million, respectively.
Investments

(in millions)	June 30, 2025	December 31, 2024
Equity method	$7,122	$7,252
Marketable equity securities	17	11
Nonmarketable equity securities	1,190	1,221
Other investments	162	184
Total investments	8,491	8,668
Less: Current investments	27	21
Noncurrent investments	$8,463	$8,647
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the six months ended June 30, 2025 and 2024 was $69 million and $66 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the six months ended June 30, 2025 and 2024, we made cash capital contributions totaling $103 million and $26 million, respectively. As of June 30, 2025 and December 31, 2024, our investment, inclusive of advances classified within other investments, was $5.0 billion and $5.1 billion, respectively. As of June 30, 2025, our remaining unfunded capital commitment was $1.3 billion.
Hulu
In June 2025, we sold our 33% interest in Hulu following the finalization of a third-party appraisal of Hulu’s fair value performed pursuant to the terms of our put right exercised in November 2023. We received total cash proceeds of $9.6 billion for our interest, consisting of $439 million in the second quarter of 2025 and a $9.2 billion advance received in the fourth quarter of 2023. The advance represented our guaranteed share of Hulu’s minimum equity value pursuant to the terms of our put right and was reduced by $557 million in 2023 for our share of prior capital calls. Upon the sale of our interest in Hulu in the second quarter of 2025, we recorded a receivable of $792 million relating to our right to receive 50% of the estimated future tax benefits resulting from the transaction and we recognized a pre-tax gain of $9.4 billion.
The gain on the sale of our investment in Hulu is presented in “other income (loss), net” within “investment and other income (loss), net” in our condensed consolidated statement of income. The additional proceeds received in the current year period are presented in “proceeds from sales of businesses and investments” in investing activities in our condensed consolidated statement of cash flows. The receivable relating to our right to receive estimated future tax benefits is presented in “other current assets” and “other noncurrent assets, net” in our condensed consolidated balance sheet.

Comcast Corporation
Other Investments
Other investments also includes certain short-term instruments. We had no short-term instruments as of June 30, 2025 and December 31, 2024. There were no proceeds from or purchases of short-term instruments for the six months ended June 30, 2025. Proceeds from short-term instruments were $514 million and purchases of short-term instruments were $373 million for the six months ended June 30, 2024.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of June 30, 2025, Universal Beijing Resort had $3.5 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement. As of December 31, 2024, Universal Beijing Resort had $3.4 billion of debt outstanding, including $3.0 billion principal amount of a term loan outstanding under the debt financing agreement.
As of June 30, 2025, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.3 billion and $7.1 billion, respectively. As of December 31, 2024, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.3 billion and $7.0 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 8: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Weighted-average number of common shares outstanding – basic	3,720	3,905	3,744	3,932
Effect of dilutive securities	7	15	12	24
Weighted-average number of common shares outstanding – diluted	3,727	3,920	3,756	3,956
Antidilutive securities	250	228	234	195
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2025	December 31, 2024
Cumulative translation adjustments	$229	$(2,474)
Deferred gains (losses) on cash flow hedges	36	106
Unrecognized gains (losses) on employee benefit obligations and other	261	325
Accumulated other comprehensive income (loss), net of deferred taxes	$525	$(2,043)
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of restricted share units (“RSUs”) and stock options to certain employees and directors as part of our long-term incentive compensation structure. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2025, we granted 40 million RSUs and 1 million stock options under our annual management awards program. The weighted-average fair values associated with these grants were $35.78 per RSU and $7.21 per stock option. During the three months ended June 30, 2025 and 2024, share-based compensation expense recognized in our condensed consolidated statements of income was $268 million and $261 million, respectively. During the six months ended June 30, 2025 and 2024, share-based compensation expense recognized in our condensed consolidated statements of income was $589 million and

Comcast Corporation
$564 million, respectively. As of June 30, 2025, we had unrecognized pretax compensation expense of $2.7 billion related to unvested RSUs and unvested stock options.
Note 9: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Six Months Ended June 30,
(in millions)	2025	2024
Interest	$1,803	$1,813
Income taxes(a)	$2,085	$4,568
(a) Cash payments for income taxes for the six months ended June 30, 2025 include $334 million related to the purchase of third-party transferable tax credits.
Noncash Activities
During the six months ended June 30, 2025:
•we acquired $2.0 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.33 per common share paid in July 2025
During the six months ended June 30, 2024:
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

(in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$9,687	$7,322
Restricted cash included in other current assets and other noncurrent assets, net	60	55
Cash, cash equivalents and restricted cash, end of period	$9,748	$7,377
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
Consolidated Operating Results

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per share data)	2025	2024	%	2025	2024	%
Revenue	$30,313	$29,688	2.1%	$60,199	$59,746	0.8%
Costs and Expenses:
Programming and production	7,576	7,961	(4.8)	15,991	16,784	(4.7)
Marketing and promotion	2,168	1,922	12.8	4,239	3,940	7.6
Other operating and administrative	10,422	9,630	8.2	20,314	19,487	4.2
Depreciation	2,349	2,153	9.1	4,580	4,328	5.8
Amortization	1,805	1,387	30.2	3,423	2,762	23.9
Total costs and expenses	24,320	23,053	5.5	48,548	47,301	2.6
Operating income	5,992	6,635	(9.7)	11,650	12,445	(6.4)
Interest expense	(1,105)	(1,026)	7.7	(2,155)	(2,028)	6.2
Investment and other income (loss), net	9,760	(434)	NM	9,644	(137)	NM
Income before income taxes	14,647	5,175	183.0	19,139	10,280	86.2
Income tax expense	(3,603)	(1,336)	169.7	(4,799)	(2,663)	80.2
Net income	11,044	3,839	187.7	14,340	7,616	88.3
Less: Net income (loss) attributable to noncontrolling interests	(79)	(89)	(11.3)	(158)	(169)	(6.4)
Net income attributable to Comcast Corporation	$11,123	$3,929	183.1%	$14,498	$7,785	86.2%
Basic earnings per common share attributable to Comcast Corporation shareholders	$2.99	$1.01	197.2%	$3.87	$1.98	95.6%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$2.98	$1.00	197.7%	$3.86	$1.97	96.2%
Weighted-average number of common shares outstanding – basic	3,720	3,905	(4.7)%	3,744	3,932	(4.8)%
Weighted-average number of common shares outstanding – diluted	3,727	3,920	(4.9)%	3,756	3,956	(5.1)%

Adjusted EBITDA(a)	$10,283	$10,171	1.1%	$19,815	$19,526	1.5%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 26 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated revenue increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in the Content & Experiences business. Consolidated revenue remained consistent for the six months ended June 30, 2025 compared to the same period in 2024 driven by an increase in the Content & Experiences business, offset by a decrease in Corporate and Other. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated costs and expenses, excluding depreciation and amortization expense, increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to increases in the Content & Experiences business and in Corporate and Other. Consolidated costs and expenses, excluding depreciation and amortization expense, remained consistent for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to an increase in the Content & Experiences business, partially offset by a decrease in Corporate and Other. Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increased amortization of certain acquisition-related intangible assets related to the linear media business, impairments of certain long-lived assets in the current year period and increased depreciation due to the opening of Epic Universe in May 2025.
Amortization expense from acquisition-related intangible assets totaled $810 million and $1.6 billion for the three and six months ended June 30, 2025, respectively, and $563 million and $1.1 billion for the three and six months ended June 30, 2024, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense increased for the three and six months ended June 30, 2025 primarily due to an increase in average debt outstanding and higher weighted-average interest rates in the current year periods, as well as decreased capitalized interest.
Consolidated investment and other income (loss), net increased for the three and six months ended June 30, 2025 compared to the same periods in 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Equity in net income (losses) of investees, net	$(29)	$(444)	$(222)	$(286)
Realized and unrealized gains (losses) on equity securities, net	136	(89)	112	(141)
Other income (loss), net	9,652	99	9,754	290
Total investment and other income (loss), net	$9,760	$(434)	$9,644	$(137)
The change in equity in net income (losses) of investees, net for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to our investments in Atairos and Hulu. The change in equity in net income (losses) of investees, net for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to our investment in Hulu. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $(26) million and $(194) million for the three and six months ended June 30, 2025, respectively, and $(391) million and $(196) million for the three and six months ended June 30, 2024, respectively.
The change in realized and unrealized gains (losses) on equity securities, net for the three and six months ended June 30, 2025 was primarily due to a gain on the sale of a nonmarketable security in the current year periods and by higher net unrealized losses on nonmarketable and marketable securities in the prior year periods.
The change in other income (loss), net for the three and six months ended June 30, 2025 primarily resulted from a $9.4 billion gain from the sale of our interest in Hulu in the current year period (see Note 7).
Consolidated income tax expense for the three and six months ended June 30, 2025 and 2024 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The increase in income tax expense for the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily driven by higher domestic income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to Universal Beijing Resort. Consolidated net income (loss) attributable to noncontrolling interests changed for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to Universal Beijing Resort, partially offset by our regional sports networks and Xumo.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.
Connectivity & Platforms Results of Operations

	Three Months Ended June 30,		Change	Constant Currency Change(b)	Six Months Ended June 30,		Change	Constant Currency Change(b)
(in millions)	2025	2024	%	%	2025	2024	%	%
Revenue
Residential Connectivity & Platforms	$17,814	$17,824	(0.1)%	(1.2)%	$35,457	$35,692	(0.7)%	(1.1)%
Business Services Connectivity	2,575	2,421	6.3	6.3	5,071	4,829	5.0	5.0
Total Connectivity & Platforms revenue	$20,389	$20,245	0.7%	(0.4)%	$40,527	$40,521	—%	(0.4)%
Adjusted EBITDA
Residential Connectivity & Platforms	$7,082	$7,103	(0.3)%	(0.8)%	$14,000	$13,955	0.3%	0.1%
Business Services Connectivity	1,444	1,380	4.6	4.7	2,866	2,746	4.4	4.4
Total Connectivity & Platforms Adjusted EBITDA	$8,526	$8,483	0.5%	0.1%	$16,866	$16,701	1.0%	0.8%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	39.8%	39.9%	(10) bps	20 bps	39.5%	39.1%	40 bps	50 bps
Business Services Connectivity	56.1	57.0	(90) bps	(80) bps	56.5	56.9	(40) bps	(30) bps
Total Connectivity & Platforms Adjusted EBITDA margin	41.8%	41.9%	(10) bps	20 bps	41.6%	41.2%	40 bps	50 bps
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
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. Our customer relationship additions/(losses) continue to be negatively impacted by an increasingly competitive environment. We are focused on increasing our residential connectivity revenue through growth in domestic broadband, domestic wireless and international connectivity revenue. At the same time, we expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically mitigate the impact of continued rate increases on programming expenses. We also expect continued declines in other revenue related to declines in wireline voice revenue. We are also focused on growing our Business Services Connectivity segment revenue by offering competitive services, including enterprise solutions.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024	2025	2024
Customer Relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	30,746	31,426	(223)	(128)	(427)	(222)
International Residential Connectivity & Platforms customer relationships(a)	17,698	17,638	(102)	(144)	(113)	(208)
Business Services Connectivity customer relationships(b)(c)	2,713	2,632	(24)	(3)	(37)	(10)
Total Connectivity & Platforms customer relationships	51,156	51,696	(349)	(275)	(577)	(440)
Domestic Broadband
Residential customers	28,989	29,583	(201)	(110)	(384)	(165)
Business customers(b)(c)	2,551	2,485	(25)	(10)	(42)	(20)
Total domestic broadband customers	31,540	32,068	(226)	(120)	(426)	(185)
Domestic Wireless
Total domestic wireless lines(d)	8,527	7,199	378	322	701	611
Domestic Video
Total domestic video customers	11,771	13,199	(325)	(419)	(751)	(907)
Domestic homes and businesses passed(e)	64,309	63,031
Domestic broadband penetration of homes and businesses passed(f)	48.6%	50.7%
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
(b)Business Services Connectivity customer metrics are generally counted based on the number of connections receiving services, including connections within our network in the United States, as well as connections outside of our network both in the United States and internationally. Certain arrangements whereby third parties provide connectivity services leveraging our network are also generally counted based on the number of connections served.
(c)Beginning in the second quarter of 2025, Business Services Connectivity customer relationships and Domestic Broadband Business customers include connections from the acquisition of Nitel and other conforming changes, resulting in an increase of 124,000 Business Services Connectivity customer relationships and 123,000 domestic broadband business customers as of April 1, 2025. Because these adjustments were made as of April 1, 2025, they are not reflected in prior period customer metrics or in net additions / (losses) in prior and current year periods.
(d)Domestic wireless lines represent the number of residential and business customers’ wireless devices. An individual customer relationship may have multiple wireless lines.
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

	Three Months Ended June 30,		Change	Constant Currency Change(a)	Six Months Ended June 30,		Change	Constant Currency Change(a)
	2025	2024	%	%	2025	2024	%	%
Average monthly total Connectivity & Platforms revenue per customer relationship	$132.57	$130.20	1.8%	0.7%	$131.46	$130.08	1.1%	0.6%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$55.43	$54.55	1.6%	1.2%	$54.71	$53.61	2.0%	1.8%
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

	Three Months Ended June 30,		Change	Constant Currency Change(g)	Six Months Ended June 30,		Change	Constant Currency Change(g)
(in millions)	2025	2024	%	%	2025	2024	%	%
Costs and Expenses
Programming(a)	$3,998	$4,248	(5.9)%	(7.4)%	$8,105	$8,654	(6.3)%	(6.9)%
Technical and support(b)	1,855	1,845	0.5	(0.4)	3,730	3,804	(2.0)	(2.3)
Direct product costs(c)	1,829	1,515	20.8	17.4	3,454	3,029	14.0	12.7
Marketing and promotion(d)	1,234	1,140	8.2	6.9	2,461	2,313	6.4	5.9
Customer service(e)	675	682	(1.1)	(2.2)	1,355	1,392	(2.7)	(3.1)
Other(f)	2,272	2,331	(2.5)	(3.8)	4,557	4,628	(1.5)	(2.1)
Total Connectivity & Platforms costs and expenses	$11,864	$11,762	0.9%	(0.7)%	$23,661	$23,820	(0.7)%	(1.3)%
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

Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended June 30,		Change	Constant Currency Change(a)	Six Months Ended June 30,		Change	Constant Currency Change(a)
(in millions)	2025	2024(b)%		%	2025	2024(b)%		%
Revenue
Domestic broadband	$6,530	$6,429	1.6%	1.6%	$13,088	$12,875	1.7%	1.7%
Domestic wireless	1,195	1,019	17.3	17.3	2,318	1,991	16.5	16.5
International connectivity	1,219	1,056	15.4	9.3	2,351	2,090	12.5	9.9
Total residential connectivity	8,945	8,505	5.2	4.4	17,758	16,956	4.7	4.4
Video	6,722	7,013	(4.2)	(5.7)	13,440	14,117	(4.8)	(5.4)
Advertising	935	993	(5.8)	(7.7)	1,816	1,944	(6.6)	(7.4)
Other	1,213	1,313	(7.6)	(9.0)	2,443	2,675	(8.7)	(9.2)
Total revenue	17,814	17,824	(0.1)	(1.2)	35,457	35,692	(0.7)	(1.1)
Costs and Expenses
Programming	3,998	4,248	(5.9)	(7.4)	8,105	8,654	(6.3)	(6.9)
Other	6,734	6,472	4.1	2.3	13,351	13,083	2.0	1.4
Total costs and expenses	10,733	10,721	0.1	(1.6)	21,456	21,737	(1.3)	(1.9)
Adjusted EBITDA	$7,082	$7,103	(0.3)%	(0.8)%	$14,000	$13,955	0.3%	0.1%
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
Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to increases in average rates, partially offset by declines in the number of domestic broadband customers.
Domestic wireless revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increases in the number of customer lines and increases in device sales.
International connectivity revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to increases in broadband revenue resulting from increases in average rates and increases in wireless revenue resulting from increases in the sale of wireless services. The increases for the three and six months ended June 30, 2025 include the positive impact of foreign currency.
Video revenue decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to declines in the overall number of video customers, partially offset by overall increases in average rates and the positive impact of foreign currency.
Advertising revenue decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to lower domestic nonpolitical and political advertising and lower international advertising, partially offset by the positive impact of foreign currency.
Other revenue decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to decreases in residential wireline voice revenue driven by declines in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to declines in the number of domestic video subscribers, partially offset by rate increases under our domestic programming contracts, increases in programming expenses for our international sports networks and the impact of foreign currency.
Other expenses increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to increased direct product costs, the impact of foreign currency and increased spending on marketing and promotion.
Other expenses increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to increased direct product costs, increased spending on marketing and promotion and the impact of foreign currency, partially offset by lower technical and support expenses.

Business Services Connectivity Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$2,575	$2,421	6.3%	$5,071	$4,829	5.0%
Costs and expenses	1,131	1,041	8.6	2,205	2,083	5.9
Adjusted EBITDA	$1,444	$1,380	4.6%	$2,866	$2,746	4.4%
Business services connectivity revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to increases in revenue from enterprise solutions offerings, including the results from Nitel, which was acquired in April 2025, and from higher average rates from small business customers.
Business services connectivity costs and expenses increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increases in direct product costs, which includes the results from Nitel.
Content & Experiences Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue
Media	$6,440	$6,324	1.8%	$12,880	$12,695	1.5%
Studios	2,432	2,253	8.0	5,259	4,996	5.3
Theme Parks	2,349	1,975	18.9	4,226	3,954	6.9
Headquarters and Other	9	10	(9.5)	20	22	(9.3)
Eliminations	(606)	(505)	(20.0)	(1,303)	(1,236)	(5.4)
Total Content & Experiences revenue	$10,625	$10,057	5.6%	$21,081	$20,431	3.2%
Adjusted EBITDA
Media	$1,482	$1,356	9.3%	$2,486	$2,182	13.9%
Studios	85	124	(31.0)	383	367	4.3
Theme Parks	658	632	4.1	1,087	1,264	(14.0)
Headquarters and Other	(263)	(198)	(32.4)	(517)	(442)	(17.1)
Eliminations	56	36	54.8	70	70	1.1
Total Content & Experiences Adjusted EBITDA	$2,019	$1,949	3.6%	$3,509	$3,442	2.0%
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
We continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including Epic Universe in Orlando, which opened in May 2025, as well as in new destinations and experiences, which we believe will have a positive impact on attendance and guest spending at our theme parks.

Media Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue
Domestic advertising	$1,848	$1,991	(7.2)%	$3,734	$4,016	(7.0)%
Domestic distribution	2,812	2,764	1.7	5,734	5,670	1.1
International networks	1,266	1,102	14.9	2,429	2,123	14.4
Other	514	467	10.1	983	887	10.9
Total revenue	6,440	6,324	1.8	12,880	12,695	1.5
Costs and Expenses
Programming and production	3,551	3,595	(1.2)	7,563	7,735	(2.2)
Marketing and promotion	304	287	6.1	627	601	4.3
Other	1,102	1,087	1.4	2,204	2,177	1.3
Total costs and expenses	4,958	4,968	(0.2)	10,394	10,513	(1.1)
Adjusted EBITDA	$1,482	$1,356	9.3%	$2,486	$2,182	13.9%
Media Segment – Revenue
Domestic advertising revenue decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to decreases in revenue at our linear television networks.
Domestic distribution revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increases in revenue at Peacock, partially offset by decreases in revenue at our linear television networks. The decreases at our networks were primarily due to declines in the number of subscribers, partially offset by contractual rate increases.
International networks revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increases in revenue associated with the distribution of sports networks and the positive impact of foreign currency.
* * *
Media segment total revenue included $1.2 billion and $2.5 billion related to Peacock for the three and six months ended June 30, 2025, respectively. Media segment total revenue included $1.0 billion and $2.1 billion related to Peacock for the three and six months ended June 30, 2024, respectively. We had 41 million and 33 million paid subscribers of Peacock as of June 30, 2025 and 2024, respectively. Peacock paid subscribers represent customers from which we recognize distribution revenue, including both customers that pay us directly and customers receiving the service through arrangements with companies who sell Peacock on our behalf. In these arrangements, paid subscribers are counted based on the terms of the arrangement when the related revenue is recognized. As a result, certain customers are counted when they activate their account, while other customers are counted when the Peacock service is made available to them as part of their bundled service offering regardless of whether it is activated. The increase in paid subscribers in 2025 is mainly due to availability of Peacock through a third-party’s bundled service offering.
Media Segment – Costs and Expenses
Programming and production costs decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to lower sports programming costs at our domestic television networks, mainly reflecting lower sports volumes compared to the prior year periods, and lower programming costs at Peacock, partially offset by increases in entertainment content costs for our domestic television networks and increases in sports programming costs for our international television networks. The decrease for the three months ended June 30, 2025 was also partially offset by the impact of foreign currency.
Marketing and promotion expenses increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to higher costs related to marketing for Peacock.
Marketing and promotion expenses increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to higher costs related to marketing for entertainment programming.
* * *

Media segment total costs and expenses included $1.3 billion and $2.8 billion related to Peacock for the three and six months ended June 30, 2025, respectively. Media segment total costs and expenses included $1.4 billion and $3.1 billion related to Peacock for the three and six months ended June 30, 2024, respectively.
Studios Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue
Content licensing	$1,805	$1,714	5.3%	$3,979	$3,815	4.3%
Theatrical	284	237	20.0	570	567	0.6
Other	343	302	13.5	709	614	15.5
Total revenue	2,432	2,253	8.0	5,259	4,996	5.3
Costs and Expenses
Programming and production	1,661	1,499	10.8	3,559	3,358	6.0
Marketing and promotion	452	394	14.7	844	825	2.3
Other	234	236	(0.9)	472	445	5.9
Total costs and expenses	2,347	2,130	10.2	4,875	4,629	5.3
Adjusted EBITDA	$85	$124	(31.0)%	$383	$367	4.3%
Studios Segment – Revenue
Content licensing revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to the timing of when content was made available by our television studios under licensing agreements, partially offset by the timing of when content was made available by our film studios.
Theatrical revenue increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to higher revenue from recent releases, including How to Train Your Dragon.
Theatrical revenue was consistent for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to revenue from recent releases impacting the current year period, including How to Train Your Dragon, offset by revenue from releases impacting the prior year period, including Kung Fu Panda 4.
Studios Segment – Costs and Expenses
Programming and production costs increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to higher costs associated with content licensing sales.
Marketing and promotion expenses increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increased spending on recent and upcoming theatrical film releases in the current year periods.
Theme Parks Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$2,349	$1,975	18.9%	$4,226	$3,954	6.9%
Costs and expenses	1,691	1,343	25.9	3,139	2,690	16.7
Adjusted EBITDA	$658	$632	4.1%	$1,087	$1,264	(14.0)%
Theme parks segment revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 driven by our domestic theme parks, due to higher revenue at our theme park in Orlando driven by the opening of Epic Universe in May 2025, and by our international theme parks, which include the positive impact from foreign currency. The increase at our domestic theme parks for the six months ended June 30, 2025 also includes a partial offset driven by lower revenue at our theme park in Hollywood.
Theme parks segment costs and expenses increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to operating costs associated with Epic Universe.

Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$9	$10	(9.5)%	$20	$22	(9.3)%
Costs and expenses	271	208	30.5	537	463	15.9
Adjusted EBITDA	$(263)	$(198)	(32.4)%	$(517)	$(442)	(17.1)%
Headquarters and Other expenses primarily consist of overhead, personnel and other costs necessary to operate the Content & Experiences business.
Eliminations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$(606)	$(505)	20.0%	$(1,303)	$(1,236)	5.4%
Costs and expenses	(662)	(541)	22.3	(1,373)	(1,306)	5.2
Adjusted EBITDA	$56	$36	(54.8)%	$70	$70	(1.1)%
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
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$708	$706	0.3%	$1,449	$1,473	(1.6)%
Costs and expenses	990	966	2.5	2,042	2,062	(1.0)
Adjusted EBITDA	$(282)	$(260)	(8.3)%	$(593)	$(590)	(0.6)%
Corporate and Other primarily consists of overhead and personnel costs; Sky-branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture.
Corporate and Other revenue was consistent for the three months ended June 30, 2025 compared to the same period in 2024 primarily driven by an increase from Sky operations in Germany, which includes the positive impact of foreign currency partially offset by an underlying decrease in revenue, offset by a decrease in revenue from Comcast Spectacor.
Corporate and other revenue decreased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease in revenue from Comcast Spectacor, partially offset by an increase from Sky operations in Germany, which includes the positive impact of foreign currency and an underlying increase in revenue.
Corporate and Other costs and expenses increased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to higher costs related to Sky operations in Germany, which includes the impact of foreign currency partially offset by lower underlying costs, and an increase related to corporate functions.
Corporate and Other costs and expenses decreased for the six months ended June 30, 2025 primarily due to lower costs related to Sky operations in Germany, partially offset by higher costs at Xumo.

Eliminations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$(1,410)	$(1,320)	6.8%	$(2,859)	$(2,678)	6.7%
Costs and expenses	(1,430)	(1,320)	8.4	(2,891)	(2,651)	9.0
Adjusted EBITDA	$20	$(1)	NM	$32	$(27)	NM
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income attributable to Comcast Corporation	$11,123	$3,929	$14,498	$7,785
Net income (loss) attributable to noncontrolling interests	(79)	(89)	(158)	(169)
Income tax expense	3,603	1,336	4,799	2,663
Interest expense	1,105	1,026	2,155	2,028
Investment and other (income) loss, net	(9,760)	434	(9,644)	137
Depreciation	2,349	2,153	4,580	4,328
Amortization	1,805	1,387	3,423	2,762
Adjustments(a)	137	(3)	162	(9)
Adjusted EBITDA	$10,283	$10,171	$19,815	$19,526
(a)Amounts represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA. For the periods presented, Adjusted EBITDA excludes transaction and transaction-related costs associated with the proposed spin-off of Versant, as well as other operating and administrative expenses related to our investment portfolio. Transaction costs are incremental costs directly related to effectuating the proposed spin-off and primarily include legal, audit and advisory fees, as well as legal entity separation costs. Transaction-related costs are incremental costs incurred in anticipation of the separation, including costs that reflect strategic decisions about how the standalone Versant business will be structured or operated, which may be different than if it remained part of Comcast. Transaction-related costs primarily include certain spin-related employee compensation, severance and retention bonuses; IT separation and implementation costs; and other one-time costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Transaction-related costs	$75	$—	$77	$—
Transaction costs	36	—	55	—
Costs related to our investment portfolio	26	(3)	29	(9)
Total Adjustments	$137	$(3)	$162	$(9)
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

Reconciliation of Connectivity & Platforms Constant Currency

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$17,824	$216	$18,040	$35,692	$173	$35,865
Business Services Connectivity	2,421	1	2,422	4,829	1	4,830
Total Connectivity & Platforms revenue	$20,245	$217	$20,462	$40,521	$174	$40,695
Adjusted EBITDA
Residential Connectivity & Platforms	$7,103	$33	$7,136	$13,955	$32	$13,986
Business Services Connectivity	1,380	—	1,380	2,746	—	2,746
Total Connectivity & Platforms Adjusted EBITDA	$8,483	$33	$8,516	$16,701	$31	$16,732
Adjusted EBITDA Margin
Residential Connectivity & Platforms	39.9%	(30) bps	39.6%	39.1%	(10) bps	39.0%
Business Services Connectivity	57.0	(10) bps	56.9	56.9	(10) bps	56.8
Total Connectivity & Platforms Adjusted EBITDA margin	41.9%	(30) bps	41.6%	41.2%	(10) bps	41.1%

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$130.20	$1.39	$131.59	$130.08	$0.56	$130.64
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$54.55	$0.21	$54.76	$53.61	$0.10	$53.71

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$4,248	$69	$4,317	$8,654	$52	$8,706
Technical and support	1,845	18	1,863	3,804	13	3,817
Direct product costs	1,515	44	1,559	3,029	36	3,065
Marketing and promotion	1,140	14	1,154	2,313	10	2,323
Customer service	682	8	690	1,392	6	1,398
Other	2,331	31	2,362	4,628	25	4,653
Total Connectivity & Platforms costs and expenses	$11,762	$184	$11,946	$23,820	$143	$23,963

Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,429	$—	$6,429	$12,875	$—	$12,875
Domestic wireless	1,019	—	1,019	1,991	—	1,991
International connectivity	1,056	59	1,116	2,090	50	2,140
Total residential connectivity	8,505	59	8,564	16,956	50	17,006
Video	7,013	117	7,130	14,117	90	14,208
Advertising	993	20	1,013	1,944	16	1,960
Other	1,313	19	1,333	2,675	16	2,691
Total revenue	17,824	216	18,040	35,692	173	35,865
Costs and Expenses
Programming	4,248	69	4,317	8,654	52	8,706
Other	6,472	114	6,586	13,083	90	13,173
Total costs and expenses	10,721	183	10,903	21,737	142	21,879
Adjusted EBITDA	$7,103	$33	$7,136	$13,955	$32	$13,986
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
Liquidity and Capital Resources

	Six Months Ended June 30,
(in billions)	2025	2024
Cash provided by operating activities	$16.1	$12.6
Cash used in investing activities	$(7.9)	$(6.9)
Cash used in financing activities	$(5.9)	$(5.8)

(in billions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$9.7	$7.3
Debt	$101.5	$99.1
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of June 30, 2025, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.
Our revolving credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the agreement. Compliance with this financial covenant is tested on a quarterly basis. As of June 30, 2025, we met this financial covenant, and we expect to remain in compliance with this financial covenant.

Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30,
(in millions)	2025	2024
Operating income	$11,650	$12,445
Depreciation and amortization	8,003	7,091
Noncash share-based compensation	703	689
Changes in operating assets and liabilities	(614)	(1,526)
Payments of interest	(1,803)	(1,813)
Payments of income taxes	(2,085)	(4,568)
Proceeds from investments and other	254	254
Net cash provided by operating activities	$16,109	$12,572
The variance in changes in operating assets and liabilities for the six months ended June 30, 2025 compared to the same period in 2024 was primarily related to the timing of our accounts payables, decreases in receivables and the timing of amortization and related payments for our film and television costs, including the timing of sports, partially offset by increases in inventory.
Payments of income taxes decreased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to higher payments in the prior year period relating to the preceding tax year, primarily driven by the sale of our investment in Hulu, partially offset by the timing of transferable tax credit purchases.
We expect to receive a federal income tax refund in the current year as a result of carrying back a capital loss created primarily as part of a 2024 internal corporate reorganization to offset capital gains recognized in our federal income tax returns for 2021 through 2023.
Additionally, on July 4, 2025, legislation was signed into law in the United States, which is expected to significantly reduce our payments of income taxes beginning in the second half of 2025. Among other things, this legislation provides for immediate deduction of 100% of the costs of qualified property, including significant portions of our capital expenditures and film and television production costs, acquired and placed into service after January 19, 2025, compared to the 40% and 20% deductions that would have applied in 2025 and 2026, respectively, under prior law. The legislation also reinstates the immediate deduction of domestic research and development expenses, retroactive to 2022, repealing the prior requirement to capitalize and amortize such costs over five years. We are continuing to determine the impact the legislation will have on our consolidated financial statements.
Investing Activities
Net cash used in investing activities increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to the acquisition of Nitel in 2025, the purchase of an equity method investment in the current year period and proceeds from the maturity of short-term investments in the prior year period, partially offset by $439 million of additional proceeds received in the current year period for the sale of our interest in Hulu (see Note 7), decreased capital expenditures, purchases of short-term investments in the prior year period and proceeds from the sale of a nonmarketable security in the current year period. Capital expenditures decreased for the six months ended June 30, 2025 compared to the same period in 2024 primarily reflecting decreased spending on Epic Universe driven by the opening in 2025 and decreased spending by the Connectivity & Platforms businesses on scalable infrastructure and customer premise equipment.
Financing Activities
Net cash used in financing activities increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to lower proceeds from borrowings in the current year period, partially offset by lower repurchases of common stock in the current year period.
In May 2025, we issued $2.5 billion aggregate principal amount of fixed-rate senior notes, which have maturities ranging between 2032 and 2055 and a weighted-average interest rate of 5.51%. The net proceeds from this issuance were intended for the early redemption of all outstanding amounts of our $1.5 billion aggregate principal amount of 3.375% Notes due August 2025, which was completed in June 2025, and for general corporate purposes.
For the six months ended June 30, 2025, we made debt repayments of $1.9 billion, including $1.2 billion of 3.375% Notes due August 2025 and $129 million of 3.950% Notes due October 2025, as well as $419 million principal amount of notes due at maturity.

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
Share Repurchases and Dividends
During the six months ended June 30, 2025, we repurchased a total of 106 million shares of our Class A common stock for $3.7 billion. In January 2025, our Board of Directors terminated the existing share repurchase program authorization and approved a new share repurchase program authorization of $15.0 billion, which has no expiration date. As of June 30, 2025, we had $12.0 billion remaining under the authorization. We did not purchase any shares outside of this program. We expect to repurchase additional shares of our Class A common stock under this new authorization in the open market or in private transactions, subject to market and other conditions.
In addition, we paid $345 million and $307 million for the six months ended June 30, 2025 and 2024, respectively, related to employee taxes associated with the administration of our share-based compensation plans and excise taxes related to share repurchases.
In January 2025, our Board of Directors approved a 6.5% increase in our dividend to $1.32 per share on an annualized basis. During the six months ended June 30, 2025, we paid dividends of $2.5 billion. In May 2025, our Board of Directors approved our second quarter dividend of $0.33 per share, which was paid in July 2025. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
Debt and Guarantee Structure

(in billions)	June 30, 2025	December 31, 2024
Debt Subject to Cross-Guarantees
Comcast	$96.5	$94.6
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.9	0.9
	99.0	97.1
Debt Subject to One-Way Guarantees
Sky	3.3	3.0
Other(a)	0.1	0.1
	3.4	3.1
Debt Not Guaranteed
Universal Beijing Resort(b)	3.5	3.4
Other	1.5	1.4
	5.0	4.8
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(5.9)	(6.0)
Total debt	$101.5	$99.1
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
As of June 30, 2025 and December 31, 2024, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $98 billion and $88 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $14 billion for both periods. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of June 30, 2025 and December 31, 2024, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $63 billion and $53 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $10 billion for both periods. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.

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
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2024 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
April 1-30, 2025	22,083,752	$34.19	22,083,752	$755,023,294	$12,920,172,646
May 1-31, 2025	16,861,674	$34.69	16,861,674	$585,006,970	$12,335,165,676
June 1-30, 2025	10,337,795	$34.82	10,337,795	$359,970,098	$11,975,195,578
Total	49,283,221	$34.49	49,283,221	$1,700,000,362	$11,975,195,578
(a)In January 2024, our Board of Directors approved a new share repurchase authorization of $15 billion, which had no expiration date. In January of 2025, our Board of Directors terminated the existing program and approved a new share repurchase authorization of $15 billion effective as of January 31, 2025, which has no expiration date. We expect to repurchase additional shares of our Class A common stock under this authorization, in the open market or in private transactions, subject to market and other conditions.
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*
Comcast-NBCUniversal 2011 Employee Stock Purchase Plan, as amended and restated, effective June 18, 2025 (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed June 20, 2025).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2025, filed with the Securities and Exchange Commission on July 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 31, 2025