Form 10-Q
period 2025-09-30
COMCAST CORP
filed 2025-10-30
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 15, 2025, there were 3,634,450,130 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2025. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These may include estimates, projections and statements relating to our business plans, objectives and expected operating results, which are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. These forward-looking statements are generally identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “potential,” “strategy,” “future,” “opportunity,” “commit,” “plan,” “goal,” “may,” “should,” “could,” “would,” “will,” “continue,” “will likely result” and similar expressions. In evaluating these statements, you should consider various factors, including the risks and uncertainties we describe in the “Risk Factors” sections of our Forms 10-K and 10-Q and in other reports we file with the SEC.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenue	$31,198	$32,070	$91,397	$91,817
Costs and Expenses:
Programming and production	8,655	10,216	24,646	27,000
Marketing and promotion	2,196	1,989	6,435	5,929
Other operating and administrative	10,795	10,128	31,109	29,615
Depreciation	2,353	2,219	6,934	6,548
Amortization	1,666	1,659	5,089	4,421
Total costs and expenses	25,665	26,211	74,213	73,512
Operating income	5,534	5,859	17,184	18,304
Interest expense	(1,128)	(1,037)	(3,283)	(3,065)
Investment and other income (loss), net	61	(3)	9,705	(140)
Income before income taxes	4,468	4,819	23,607	15,099
Income tax expense	(1,218)	(1,243)	(6,017)	(3,906)
Net income	3,249	3,576	17,590	11,192
Less: Net income (loss) attributable to noncontrolling interests	(83)	(53)	(241)	(222)
Net income attributable to Comcast Corporation	$3,332	$3,629	$17,830	$11,415
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.91	$0.94	$4.79	$2.92
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.90	$0.94	$4.78	$2.90
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$3,249	$3,576	$17,590	$11,192
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $4, $(31), $202 and $(74)	(590)	1,889	2,120	1,322
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $3, $3, $(12), and $1	(12)	(19)	(15)	5
Realized (gains) losses reclassified to net income, net of deferred taxes of $(6), $11, $13 and $11	21	(35)	(46)	(39)
Employee benefit obligations and other, net of deferred taxes of $10, $2, $30 and $10	(33)	(6)	(97)	(42)
Other comprehensive income (loss)	(613)	1,829	1,962	1,247
Comprehensive income	2,636	5,405	19,552	12,439
Less: Net income (loss) attributable to noncontrolling interests	(83)	(53)	(241)	(222)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	15	9	2
Comprehensive income attributable to Comcast Corporation	$2,716	$5,443	$19,783	$12,660
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating Activities
Net income	$17,590	$11,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,023	10,969
Share-based compensation	1,014	983
Noncash interest expense (income), net	359	331
Net (gain) loss on investment activity and other	(9,282)	620
Deferred income taxes	3,250	123
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	716	74
Film and television costs, net	(168)	(287)
Accounts payable and accrued expenses related to trade creditors	(135)	(906)
Other operating assets and liabilities	(566)	(3,505)
Net cash provided by operating activities	24,802	19,593
Investing Activities
Capital expenditures	(8,001)	(8,267)
Cash paid for intangible assets	(1,934)	(2,043)
Construction of Universal Beijing Resort	(3)	(111)
Acquisitions, net of cash acquired	(1,279)	—
Proceeds from sales of businesses and investments	644	689
Purchases of investments	(1,226)	(934)
Other	80	108
Net cash provided by (used in) investing activities	(11,720)	(10,559)
Financing Activities
Proceeds from borrowings	2,494	6,268
Repurchases and repayments of debt	(4,366)	(2,433)
Repurchases of common stock under repurchase program and employee plans	(5,618)	(6,920)
Dividends paid	(3,685)	(3,624)
Other	51	250
Net cash provided by (used in) financing activities	(11,124)	(6,459)
Impact of foreign currency on cash, cash equivalents and restricted cash	35	21
Increase (decrease) in cash, cash equivalents and restricted cash	1,994	2,596
Cash, cash equivalents and restricted cash, beginning of period	7,377	6,282
Cash, cash equivalents and restricted cash, end of period	$9,371	$8,878
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$9,325	$7,322
Receivables, net	13,214	13,661
Other current assets	6,319	5,817
Total current assets	28,857	26,801
Film and television costs	12,959	12,541
Investments	8,324	8,647
Property and equipment, net of accumulated depreciation of $61,772 and $59,534	64,773	62,548
Goodwill	61,406	58,209
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $39,023 and $33,994	23,379	25,599
Other noncurrent assets, net	13,932	12,501
Total assets	$272,995	$266,211
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,689	$11,321
Deferred revenue	4,218	3,507
Accrued expenses and other current liabilities	10,942	10,679
Current portion of debt	5,852	4,907
Advance on sale of investment	—	9,167
Total current liabilities	32,702	39,581
Noncurrent portion of debt	93,211	94,186
Deferred income taxes	28,357	25,227
Other noncurrent liabilities	21,089	20,942
Commitments and contingencies
Redeemable noncontrolling interests	220	237
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,517,861,156 and 4,651,093,045; outstanding, 3,645,070,128 and 3,778,302,017	45	47
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,768	38,102
Retained earnings	66,875	56,972
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(90)	(2,043)
Total Comcast Corporation shareholders’ equity	97,081	85,560
Noncontrolling interests	335	477
Total equity	97,416	86,038
Total liabilities and equity	$272,995	$266,211
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Redeemable Noncontrolling Interests
Balance, beginning of period	$231	$236	$237	$241
Contributions from (distributions to) noncontrolling interests, net	(1)	(3)	3	(11)
Net income (loss)	(10)	(9)	(21)	(6)
Balance, end of period	$220	$224	$220	$224

Class A Common Stock
Balance, beginning of period	$46	$47	$47	$48
Repurchases of common stock under repurchase program and employee plans	—	—	(1)	(1)
Balance, end of period	$45	$47	$45	$47

Class B Common Stock
Balance, beginning and end of period	$—	$—	$—	$—

Additional Paid-In Capital
Balance, beginning of period	$37,797	$38,203	$38,102	$38,533
Share-based compensation	296	272	936	882
Repurchases of common stock under repurchase program and employee plans	(378)	(389)	(1,431)	(1,462)
Issuances of common stock under employee plans	52	61	163	193
Other	—	—	(2)	2
Balance, end of period	$37,768	$38,147	$37,768	$38,147

Retained Earnings
Balance, beginning of period	$66,000	$54,308	$56,972	$52,892
Repurchases of common stock under repurchase program and employee plans	(1,206)	(1,625)	(4,172)	(5,531)
Dividends declared	(1,252)	(1,205)	(3,755)	(3,670)
Other	—	(1)	—	(1)
Net income	3,332	3,629	17,830	11,415
Balance, end of period	$66,875	$55,105	$66,875	$55,105

Treasury Stock at Cost
Balance, beginning and end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$525	$(1,822)	$(2,043)	$(1,253)
Other comprehensive income (loss)	(616)	1,814	1,953	1,245
Balance, end of period	$(90)	$(8)	$(90)	$(8)

Noncontrolling Interests
Balance, beginning of period	$376	$485	$477	$523
Other comprehensive income (loss)	2	15	9	2
Contributions from (distributions to) noncontrolling interests, net	30	89	69	236
Net income (loss)	(73)	(44)	(220)	(216)
Balance, end of period	$335	$544	$335	$544
Total equity	$97,416	$86,318	$97,416	$86,318
Cash dividends declared per common share	$0.33	$0.31	$0.99	$0.93
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
In November 2024, we announced our intention to create Versant Media Group, Inc. (“Versant”), a new, independent, publicly traded company comprised of certain cable television networks and complementary digital platforms through a tax-free spin-off. We are targeting to complete the separation in early 2026, subject to the satisfaction of customary conditions, including obtaining final approval from our Board of Directors, satisfactory completion of Versant financings, receipt of tax opinions and receipt of any regulatory approvals. There can be no assurance that a separation transaction will occur, or, if one does, of its terms or timing. The condensed consolidated financial statements and related notes do not reflect the proposed separation.
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
Internal-Use Software
In September 2025, the FASB updated the accounting guidance related to internal-use software. The updated guidance eliminates references to software project stages and clarifies that capitalization of internal-use software costs should begin once management authorizes and commits to funding a software project and it is probable that the project will be completed and used as intended. The updated guidance is effective for us as of January 1, 2028, and early adoption is permitted.
Note 2: Segment Information
We are a global media and technology company with five segments: Residential Connectivity & Platforms, Business Services Connectivity, Media, Studios and Theme Parks.
Our financial data by segment is presented in the tables below. We do not present asset information for our segments as this information is not used to allocate resources.

Comcast Corporation

	Three Months Ended September 30, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,582	$2,570	$5,347	$2,294	$2,717	$30,509
Intersegment revenue(a)	19	6	1,242	706	—	1,974
	17,601	2,576	6,589	3,000	2,717	32,483
Reconciliation of Revenue
Other revenue(b)						752
Eliminations(a)						(2,036)
Total consolidated revenue						$31,198

Less segment expenses:(c)
Programming and production	3,952		4,297	1,959
Marketing and promotion			321	436
Other(d)	7,095	1,122	1,140	240	1,759
Segment Adjusted EBITDA(e)	$6,554	$1,454	$832	$365	$958	$10,163

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(271)
Corporate and other(b)(e)						(388)
Eliminations						50
Depreciation						(2,353)
Amortization						(1,666)
Interest expense						(1,128)
Investment and other income (loss), net						61
Income before income taxes						$4,468

	Three Months Ended September 30, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,807	$2,419	$6,926	$1,993	$2,289	$31,434
Intersegment revenue(a)	59	6	1,305	833	—	2,203
	17,866	2,425	8,231	2,826	2,289	33,637
Reconciliation of Revenue
Other revenue(b)						686
Eliminations(a)						(2,253)
Total consolidated revenue						$32,070

Less segment expenses:(c)
Programming and production	4,102		5,917	1,818
Marketing and promotion			470	301
Other(d)	6,860	1,034	1,194	240	1,442
Segment Adjusted EBITDA(e)	$6,904	$1,391	$650	$468	$847	$10,259

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(200)
Corporate and other(b)(e)						(300)
Eliminations						(21)
Depreciation						(2,219)
Amortization						(1,659)
Interest expense						(1,037)
Investment and other income (loss), net						(3)
Income before income taxes						$4,819

Comcast Corporation

	Nine Months Ended September 30, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$52,981	$7,629	$15,785	$6,027	$6,942	$89,364
Intersegment revenue(a)	76	17	3,685	2,231	1	6,011
	53,057	7,647	19,470	8,258	6,943	95,375
Reconciliation of Revenue
Other revenue(b)						2,221
Eliminations(a)						(6,198)
Total consolidated revenue						$91,397

Less segment expenses:(c)
Programming and production	12,057		11,860	5,519
Marketing and promotion			947	1,280
Other(d)	20,446	3,327	3,344	711	4,898
Segment Adjusted EBITDA(e)	$20,554	$4,320	$3,318	$749	$2,045	$30,985

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(789)
Corporate and other(b)(e)						(1,142)
Eliminations						153
Depreciation						(6,934)
Amortization						(5,089)
Interest expense						(3,283)
Investment and other income (loss), net						9,705
Income before income taxes						$23,607

	Nine Months Ended September 30, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$53,431	$7,236	$17,338	$5,555	$6,242	$89,802
Intersegment revenue(a)	127	17	3,588	2,268	1	6,001
	53,558	7,253	20,926	7,822	6,243	95,803
Reconciliation of Revenue
Other revenue(b)						2,181
Eliminations(a)						(6,167)
Total consolidated revenue						$91,817

Less segment expenses:(c)
Programming and production	12,756		13,652	5,176
Marketing and promotion			1,071	1,126
Other(d)	19,943	3,117	3,371	685	4,132
Segment Adjusted EBITDA(e)	$20,859	$4,137	$2,832	$835	$2,111	$30,774

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(642)
Corporate and other(b)(e)						(881)
Eliminations						22
Depreciation						(6,548)
Amortization						(4,421)
Interest expense						(3,065)
Investment and other income (loss), net						(140)
Income before income taxes						$15,099

Comcast Corporation
(a)Our most significant intersegment revenue transactions include distribution revenue in Media related to fees from Residential Connectivity & Platforms for the rights to distribute television programming, and content licensing revenue in Studios for licenses of owned content to Media.
(b)Includes the operations of our Sky-branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture with Charter Communications. Corporate and other also includes overhead and personnel costs for Corporate.
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
(e)We use Adjusted EBITDA as the measure of profit or loss for our segments. From time to time we may report the impact of certain events, gains, losses or other charges related to our segments within Corporate and other. The three and nine months ended September 30, 2025 includes $116 million and $248 million, respectively, of transaction and transaction-related costs associated with our proposed separation of Versant.
(f)Includes overhead, personnel costs and other costs necessary to operate the Media, Studios and Theme Parks segments.
Note 3: Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024(a)	2025	2024(a)
Domestic broadband	$6,433	$6,400	$19,521	$19,276
Domestic wireless	1,246	1,093	3,565	3,084
International connectivity	1,275	1,150	3,626	3,240
Total residential connectivity	8,954	8,644	26,712	25,599
Video	6,591	6,938	20,031	21,055
Advertising	864	987	2,680	2,931
Other	1,192	1,298	3,635	3,973
Total Residential Connectivity & Platforms Segment	17,601	17,866	53,057	53,558

Total Business Services Connectivity Segment	2,576	2,425	7,647	7,253

Domestic advertising	1,964	3,347	5,698	7,363
Domestic distribution	2,841	3,272	8,575	8,942
International networks	1,252	1,070	3,681	3,193
Other	532	542	1,516	1,429
Total Media Segment	6,589	8,231	19,470	20,926

Content licensing	2,035	1,865	6,014	5,680
Theatrical	639	611	1,209	1,178
Other	326	350	1,035	964
Total Studios Segment	3,000	2,826	8,258	7,822

Total Theme Parks Segment	2,717	2,289	6,943	6,243

Other revenue	752	686	2,221	2,181
Eliminations(b)	(2,036)	(2,253)	(6,198)	(6,167)
Total revenue	$31,198	$32,070	$91,397	$91,817
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

Comcast Corporation
Condensed Consolidated Balance Sheets
The table below summarizes our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheets that relate to the recognition of revenue and collection of the related cash.

(in millions)	September 30, 2025	December 31, 2024
Receivables, gross	$14,030	$14,399
Less: Allowance for credit losses	817	738
Receivables, net	$13,214	$13,661
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,810	$1,853
Noncurrent deferred revenue (included in other noncurrent liabilities)	$724	$665
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	September 30, 2025	December 31, 2024
Receivables, net	$1,955	$1,827
Noncurrent receivables, net (included in other noncurrent assets, net)	1,216	1,225
Total	$3,172	$3,052
Note 4: Programming and Production Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Video distribution programming	$2,467	$2,783	$7,637	$8,682
Film and television content:
Owned(a)	2,551	2,111	7,438	6,888
Licensed, including sports rights	3,262	4,991	8,540	10,484
Other	375	330	1,031	946
Total programming and production costs	$8,655	$10,216	$24,646	$27,000
(a) Amount includes amortization of owned content of $2.0 billion and $6.0 billion for the three and nine months ended September 30, 2025, respectively, and $1.6 billion and $5.6 billion for the three and nine months ended September 30, 2024, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	September 30, 2025	December 31, 2024
Owned:
In production and in development	$2,899	$3,342
Completed, not released	526	209
Released, less amortization	3,962	4,545
	7,386	8,095
Licensed, including sports advances	5,573	4,446
Film and television costs	$12,959	$12,541
Note 5: Debt
As of September 30, 2025, our debt had a carrying value of $99.1 billion and an estimated fair value of $91.7 billion. As of December 31, 2024, our debt had a carrying value of $99.1 billion and an estimated fair value of $89.8 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Comcast Corporation
Note 6: Significant Transactions
Acquisitions
In April 2025, we acquired Nitel, a network-as-a-service managed service provider, for total cash consideration of $1.3 billion. The acquisition enhances our ability to serve and provide connectivity solutions to enterprise customers. Nitel’s results of operations are included in our condensed consolidated results of operations since the date of acquisition and are reported in our Business Services Connectivity segment. We have recorded a preliminary estimate of Nitel’s assets and liabilities with approximately $1.1 billion recorded to goodwill and the remainder primarily attributed to customer relationship intangible assets. These estimates are not yet final and are subject to change. The acquisition was not material to our consolidated results of operations.
Note 7: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Equity in net income (losses) of investees, net	$(90)	$(152)	$(312)	$(438)
Realized and unrealized gains (losses) on equity securities, net	(60)	(22)	52	(163)
Other income (loss), net	212	171	9,966	461
Investment and other income (loss), net	$61	$(3)	$9,705	$(140)
The amount of unrealized gains (losses), net recognized in the three months ended September 30, 2025 and 2024 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(55) million and $(15) million, respectively. The amount of unrealized gains (losses), net recognized in the nine months ended September 30, 2025 and 2024 that related to marketable and nonmarketable equity securities still held as of the end of each reporting period was $(85) million and $(117) million, respectively.
Investments

(in millions)	September 30, 2025	December 31, 2024
Equity method	$7,016	$7,252
Marketable equity securities	11	11
Nonmarketable equity securities	1,129	1,221
Other investments	190	184
Total investments	8,346	8,668
Less: Current investments	22	21
Noncurrent investments	$8,324	$8,647
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the nine months ended September 30, 2025 and 2024 was $113 million and $244 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the nine months ended September 30, 2025 and 2024, we made cash capital contributions totaling $117 million and $60 million, respectively, to Atairos. As of September 30, 2025 and December 31, 2024, our investment, inclusive of advances classified within other investments, was $5.0 billion and $5.1 billion, respectively. As of September 30, 2025, our remaining unfunded capital commitment was $1.3 billion.
Hulu
In June 2025, we sold our 33% interest in Hulu following the finalization of a third-party appraisal of Hulu’s fair value performed pursuant to the terms of our put right exercised in November 2023. We received total cash proceeds of $9.6 billion for our interest, consisting of $439 million in the second quarter of 2025 and a $9.2 billion advance received in the fourth

Comcast Corporation
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
Other Investments
Other investments also includes certain short-term instruments. We had no short-term instruments as of September 30, 2025 and December 31, 2024. There were no proceeds from or purchases of short-term instruments for the nine months ended September 30, 2025. Proceeds from short-term instruments were $632 million and purchases of short-term instruments were $443 million for the nine months ended September 30, 2024.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of September 30, 2025, Universal Beijing Resort had $3.5 billion of debt outstanding, including $3.1 billion principal amount of a term loan outstanding under the debt financing agreement. As of December 31, 2024, Universal Beijing Resort had $3.4 billion of debt outstanding, including $3.0 billion principal amount of a term loan outstanding under the debt financing agreement.
As of September 30, 2025, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.4 billion and $7.2 billion, respectively. As of December 31, 2024, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.3 billion and $7.0 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 8: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Weighted-average number of common shares outstanding – basic	3,679	3,861	3,722	3,908
Effect of dilutive securities	10	18	11	22
Weighted-average number of common shares outstanding – diluted	3,689	3,880	3,733	3,930
Antidilutive securities	223	188	230	193
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2025	December 31, 2024
Cumulative translation adjustments	$(364)	$(2,474)
Deferred gains (losses) on cash flow hedges	45	106
Unrecognized gains (losses) on employee benefit obligations and other	228	325
Accumulated other comprehensive income (loss), net of deferred taxes	$(90)	$(2,043)

Comcast Corporation
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of restricted share units (“RSUs”) and stock options to certain employees and directors as part of our long-term incentive compensation structure. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In March 2025, we granted 40 million RSUs and 1 million stock options under our annual management awards program. The weighted-average fair values associated with these grants were $35.78 per RSU and $7.21 per stock option. During the three months ended September 30, 2025 and 2024, share-based compensation expense recognized in our condensed consolidated statements of income was $269 million and $247 million, respectively. During the nine months ended September 30, 2025 and 2024, share-based compensation expense recognized in our condensed consolidated statements of income was $859 million and $811 million, respectively. As of September 30, 2025, we had unrecognized pretax compensation expense of $2.4 billion related to unvested RSUs and unvested stock options.
Note 9: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30,
(in millions)	2025	2024
Interest	$2,682	$2,503
Income taxes(a)	$2,378	$5,988
(a) Cash payments for income taxes for the nine months ended September 30, 2025 and 2024 include $470 million and $1.2 billion related to the purchase of third-party transferable tax credits, respectively.
Noncash Activities
During the nine months ended September 30, 2025:
•we acquired $2.1 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.33 per common share paid in October 2025
During the nine months ended September 30, 2024:
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

(in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$9,325	$7,322
Restricted cash included in other current assets and other noncurrent assets, net	46	55
Cash, cash equivalents and restricted cash, end of period	$9,371	$7,377
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
Overview
We are a global media and technology company with two primary businesses: Connectivity & Platforms and Content & Experiences. We present the operations of (1) our Connectivity & Platforms business in two segments: Residential Connectivity & Platforms and Business Services Connectivity; and (2) our Content & Experiences business in three segments: Media, Studios and Theme Parks. The discussion and analysis that follows includes the results of the cable television networks and complementary digital platforms proposed to be included in the separation of Versant and does not reflect or give effect to what our results of operations and financial condition may be following the separation, if consummated.
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
Consolidated Operating Results

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per share data)	2025	2024	%	2025	2024	%
Revenue	$31,198	$32,070	(2.7)%	$91,397	$91,817	(0.5)%
Costs and Expenses:
Programming and production	8,655	10,216	(15.3)	24,646	27,000	(8.7)
Marketing and promotion	2,196	1,989	10.4	6,435	5,929	8.5
Other operating and administrative	10,795	10,128	6.6	31,109	29,615	5.0
Depreciation	2,353	2,219	6.0	6,934	6,548	5.9
Amortization	1,666	1,659	0.4	5,089	4,421	15.1
Total costs and expenses	25,665	26,211	(2.1)	74,213	73,512	1.0
Operating income	5,534	5,859	(5.5)	17,184	18,304	(6.1)
Interest expense	(1,128)	(1,037)	8.7	(3,283)	(3,065)	7.1
Investment and other income (loss), net	61	(3)	NM	9,705	(140)	NM
Income before income taxes	4,468	4,819	(7.3)	23,607	15,099	56.3
Income tax expense	(1,218)	(1,243)	(2.0)	(6,017)	(3,906)	54.0
Net income	3,249	3,576	(9.1)	17,590	11,192	57.2
Less: Net income (loss) attributable to noncontrolling interests	(83)	(53)	55.3	(241)	(222)	8.4
Net income attributable to Comcast Corporation	$3,332	$3,629	(8.2)%	$17,830	$11,415	56.2%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.91	$0.94	(3.7)%	$4.79	$2.92	64.0%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.90	$0.94	(3.4)%	$4.78	$2.90	64.5%
Weighted-average number of common shares outstanding – basic	3,679	3,861	(4.7)%	3,722	3,908	(4.8)%
Weighted-average number of common shares outstanding – diluted	3,689	3,880	(4.9)%	3,733	3,930	(5.0)%

Adjusted EBITDA(a)	$9,669	$9,735	(0.7)%	$29,484	$29,261	0.8%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Consolidated revenue decreased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in the Content & Experiences business, partially offset by an increase in Corporate and Other. Consolidated revenue remained consistent for the nine months ended September 30, 2025 compared to the same period in 2024. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated costs and expenses, excluding depreciation and amortization expense, decreased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in the Content & Experiences business, partially offset by increases in the Connectivity and Platforms business and in Corporate and Other. Consolidated costs and expenses, excluding depreciation and amortization expense, decreased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease in the Content & Experiences business. Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.” Consolidated costs and expenses for the three and nine months ended September 30, 2025 also increased due to transaction and transaction-related costs associated with the proposed separation of Versant that are excluded from Adjusted EBITDA and our segment operating results.
Consolidated depreciation and amortization expense increased for the three months ended September 30, 2025 compared to the same periods in 2024 primarily due to increased depreciation due to the opening of Epic Universe in May 2025. Consolidated depreciation and amortization expense increased for the nine months ended September 30, 2025 primarily due to increased amortization of certain acquisition-related intangible assets related to the linear media business, increased depreciation due to the opening of Epic Universe in May 2025 and impairments of certain long-lived assets in the current year period.
Amortization expense from acquisition-related intangible assets totaled $824 million and $2.4 billion for the three and nine months ended September 30, 2025, respectively, and $817 million and $1.9 billion for the three and nine months ended September 30, 2024, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense increased for the three and nine months ended September 30, 2025 primarily due to decreases in capitalized interest driven by the opening of Epic Universe, as well as increases in average debt outstanding and higher weighted-average interest rates in the current year periods.
Consolidated investment and other income (loss), net increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Equity in net income (losses) of investees, net	$(90)	$(152)	$(312)	$(438)
Realized and unrealized gains (losses) on equity securities, net	(60)	(22)	52	(163)
Other income (loss), net	212	171	9,966	461
Total investment and other income (loss), net	$61	$(3)	$9,705	$(140)
The change in equity in net income (losses) of investees, net for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to our investment in Atairos. The change in equity in net income (losses) of investees, net for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to our investments in Atairos and Hulu. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $16 million and $(178) million for the three and nine months ended September 30, 2025, respectively, and $(93) million and $(289) million for the three and nine months ended September 30, 2024, respectively.
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended September 30, 2025 was primarily due to higher net unrealized losses on nonmarketable securities in the current year period. The change in realized and unrealized gains (losses) on equity securities, net for the nine months ended September 30, 2025 was primarily due to a gain on the sale of a nonmarketable security in the current year period and due to higher net unrealized losses on nonmarketable and marketable securities in the prior year period.
The change in other income (loss), net for the three months ended September 30, 2025 primarily resulted from a gain on the sale of an equity method investment in the current year period. The change in other income (loss), net for the nine months ended September 30, 2025 primarily resulted from a $9.4 billion gain from the sale of our interest in Hulu in the current year period (see Note 7).

Consolidated income tax expense for the three and nine months ended September 30, 2025 and 2024 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three months ended September 30, 2025 compared to the same period in 2024 was primarily driven by lower domestic income before income taxes. The increase in income tax expense for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily driven by higher domestic income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to Universal Beijing Resort. The change for the nine months ended September 30, 2025 is also due to our regional sports networks.
Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.
Connectivity & Platforms Results of Operations

	Three Months Ended September 30,		Change	Constant Currency Change(b)	Nine Months Ended September 30,		Change	Constant Currency Change(b)
(in millions)	2025	2024	%	%	2025	2024	%	%
Revenue
Residential Connectivity & Platforms	$17,601	$17,866	(1.5)%	(2.4)%	$53,057	$53,558	(0.9)%	(1.6)%
Business Services Connectivity	2,576	2,425	6.2	6.2	7,647	7,253	5.4	5.4
Total Connectivity & Platforms revenue	$20,176	$20,291	(0.6)%	(1.4)%	$60,704	$60,812	(0.2)%	(0.7)%
Adjusted EBITDA
Residential Connectivity & Platforms	$6,554	$6,904	(5.1)%	(5.4)%	$20,554	$20,859	(1.5)%	(1.7)%
Business Services Connectivity	1,454	1,391	4.5	4.5	4,320	4,137	4.4	4.4
Total Connectivity & Platforms Adjusted EBITDA	$8,008	$8,295	(3.5)%	(3.7)%	$24,874	$24,996	(0.5)%	(0.7)%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	37.2%	38.6%	(140) bps	(120) bps	38.7%	38.9%	(20) bps	(10) bps
Business Services Connectivity	56.4	57.4	(100) bps	(90) bps	56.5	57.0	(50) bps	(50) bps
Total Connectivity & Platforms Adjusted EBITDA margin	39.7%	40.9%	(120) bps	(100) bps	41.0%	41.1%	(10) bps	0 bps
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
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. Our customer relationship additions/(losses) continue to be negatively impacted by an increasingly competitive environment. We are focused on increasing our residential connectivity revenue. In 2025, we simplified our broadband pricing structure and began offering a free wireless line for one year to new and existing domestic broadband customers, which we expect to improve customer retention and strengthen our ability to compete for new customers, but will negatively impact average domestic broadband revenue per customer. We also expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically mitigate the impact of continued rate increases on programming expenses, as well as continued declines in other revenue related to declines in wireline voice revenue. We are also focused on growing our Business Services Connectivity segment revenue by offering competitive services, including enterprise solutions.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024	2025	2024
Customer Relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	30,642	31,324	(103)	(103)	(530)	(324)
International Residential Connectivity & Platforms customer relationships(a)	17,603	17,716	(95)	78	(208)	(131)
Business Services Connectivity customer relationships(b)(c)	2,702	2,627	(11)	(4)	(48)	(14)
Total Connectivity & Platforms customer relationships	50,947	51,667	(210)	(29)	(786)	(469)
Domestic Broadband
Residential customers	28,897	29,504	(91)	(79)	(475)	(244)
Business customers(b)(c)	2,538	2,477	(13)	(8)	(54)	(28)
Total domestic broadband customers	31,436	31,981	(104)	(87)	(530)	(272)
Domestic Wireless
Total domestic wireless lines(d)	8,941	7,519	414	319	1,115	930
Domestic Video
Total domestic video customers	11,515	12,834	(257)	(365)	(1,008)	(1,272)
Domestic homes and businesses passed(e)	64,639	63,355
Domestic broadband penetration of homes and businesses passed(f)	48.2%	50.3%
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
(c)Beginning in the second quarter of 2025, Business Services Connectivity customer relationships and Domestic Broadband Business customers include connections from the acquisition of Nitel and other conforming changes, resulting in an increase of 124,000 Business Services Connectivity customer relationships and 123,000 domestic broadband business customers as of April 1, 2025. Because these adjustments were made as of April 1, 2025, they are not reflected in prior period customer metrics or in net additions/(losses) in prior and current year periods.
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

	Three Months Ended September 30,		Change	Constant Currency Change(a)	Nine Months Ended September 30,		Change	Constant Currency Change(a)
	2025	2024	%	%	2025	2024	%	%
Average monthly total Connectivity & Platforms revenue per customer relationship	$131.74	$130.87	0.7%	(0.2)%	$131.54	$130.19	1.0%	0.5%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$52.29	$53.50	(2.3)%	(2.5)%	$53.90	$53.51	0.7%	0.5%
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

	Three Months Ended September 30,		Change	Constant Currency Change(g)	Nine Months Ended September 30,		Change	Constant Currency Change(g)
(in millions)	2025	2024	%	%	2025	2024	%	%
Costs and Expenses
Programming(a)	$3,952	$4,102	(3.7)%	(4.9)%	$12,057	$12,756	(5.5)%	(6.3)%
Technical and support(b)	1,959	1,908	2.7	1.7	5,689	5,712	(0.4)	(0.9)
Direct product costs(c)	1,911	1,675	14.1	11.8	5,365	4,705	14.0	12.4
Marketing and promotion(d)	1,318	1,234	6.8	5.8	3,779	3,547	6.5	5.9
Customer service(e)	704	680	3.5	2.7	2,059	2,072	(0.6)	(1.2)
Other(f)	2,324	2,395	(3.0)	(3.8)	6,881	7,023	(2.0)	(2.7)
Total Connectivity & Platforms costs and expenses	$12,169	$11,996	1.4%	0.2%	$35,830	$35,816	—%	(0.8)%
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
(b)Technical and support expenses primarily consist of costs for labor to complete service call and installation activities; and costs for network operations and satellite transmission, product development, fulfillment and provisioning.
(c)Direct product costs primarily consist of access fees related to using wireless and broadband networks owned by third parties to deliver our services and costs of products sold, including wireless devices and Sky Glass smart televisions.
(d)Marketing and promotion expenses primarily consist of the costs associated with attracting new customers and promoting our service offerings.
(e)Customer service expenses primarily consist of the personnel and other costs associated with customer service and certain selling activities.
(f)Other expenses primarily consist of administrative personnel costs; franchise and other regulatory fees; fees paid to third parties where we sell advertising on their behalf; bad debt; building and office expenses, taxes and billing costs; and other business, headquarters and support costs necessary to operate the Connectivity & Platforms business.
(g)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 24 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.

Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended September 30,		Change	Constant Currency Change(a)	Nine Months Ended September 30,		Change	Constant Currency Change(a)
(in millions)	2025	2024(b)%		%	2025	2024(b)%		%
Revenue
Domestic broadband	$6,433	$6,400	0.5%	0.5%	$19,521	$19,276	1.3%	1.3%
Domestic wireless	1,246	1,093	14.0	14.0	3,565	3,084	15.6	15.6
International connectivity	1,275	1,150	10.8	6.7	3,626	3,240	11.9	8.7
Total residential connectivity	8,954	8,644	3.6	3.1	26,712	25,599	4.3	4.0
Video	6,591	6,938	(5.0)	(6.3)	20,031	21,055	(4.9)	(5.7)
Advertising	864	987	(12.5)	(13.6)	2,680	2,931	(8.6)	(9.5)
Other	1,192	1,298	(8.2)	(9.1)	3,635	3,973	(8.5)	(9.2)
Total revenue	17,601	17,866	(1.5)	(2.4)	53,057	53,558	(0.9)	(1.6)
Costs and Expenses
Programming	3,952	4,102	(3.7)	(4.9)	12,057	12,756	(5.5)	(6.3)
Other	7,095	6,860	3.4	2.1	20,446	19,943	2.5	1.6
Total costs and expenses	11,047	10,962	0.8	(0.5)	32,503	32,699	(0.6)	(1.5)
Adjusted EBITDA	$6,554	$6,904	(5.1)%	(5.4)%	$20,554	$20,859	(1.5)%	(1.7)%
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
Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue remained consistent for the three months ended September 30, 2025 compared to the same period in 2024 due to an increase in average rates, offset by a decline in the number of domestic broadband customers.
Domestic broadband revenue increased for the nine months ended September 30, 2025 compared to the same period in 2024 due to an increase in average rates, partially offset by a decline in the number of domestic broadband customers.
Domestic wireless revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to increases in the number of customer lines and device sales.
International connectivity revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to increases in broadband revenue resulting from increases in average rates and increases in wireless revenue resulting from increases in the sale of wireless services. The increases for the three and nine months ended September 30, 2025 include the positive impact of foreign currency.
Video revenue decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to declines in the overall number of video customers, partially offset by overall increases in average rates and the positive impact of foreign currency.
Advertising revenue decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to lower domestic political and nonpolitical advertising.
Other revenue decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to decreases in residential wireline voice revenue driven by declines in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to declines in the number of domestic video subscribers, partially offset by rate increases under our domestic programming contracts, increases in programming expenses for our international sports networks and the impact of foreign currency.
Other expenses increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to increased direct product costs, the impact of foreign currency and increased spending on marketing and promotion, partially offset by a decrease in fees paid to third-party channels relating to advertising sales.

Other expenses increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to increased direct product costs, increased spending on marketing and promotion, and the impact of foreign currency, partially offset by lower franchise and other regulatory fees and a decrease in fees paid to third-party channels relating to advertising sales.
Business Services Connectivity Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$2,576	$2,425	6.2%	$7,647	$7,253	5.4%
Costs and expenses	1,122	1,034	8.5	3,327	3,117	6.7
Adjusted EBITDA	$1,454	$1,391	4.5%	$4,320	$4,137	4.4%
Business services connectivity revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increases in revenue from enterprise solutions offerings, including the results from Nitel, which was acquired in April 2025.
Business services connectivity costs and expenses increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increases in direct product costs, which includes the results from Nitel.
Content & Experiences Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue
Media	$6,589	$8,231	(19.9)%	$19,470	$20,926	(7.0)%
Studios	3,000	2,826	6.1	8,258	7,822	5.6
Theme Parks	2,717	2,289	18.7	6,943	6,243	11.2
Headquarters and Other	15	11	40.9	35	32	7.5
Eliminations	(580)	(758)	23.4	(1,883)	(1,994)	5.6
Total Content & Experiences revenue	$11,742	$12,599	(6.8)%	$32,823	$33,030	(0.6)%
Adjusted EBITDA
Media	$832	$650	28.0%	$3,318	$2,832	17.2%
Studios	365	468	(21.9)	749	835	(10.4)
Theme Parks	958	847	13.1	2,045	2,111	(3.1)
Headquarters and Other	(271)	(200)	(35.5)	(789)	(642)	(22.9)
Eliminations	69	38	81.8	140	108	29.6
Total Content & Experiences Adjusted EBITDA	$1,953	$1,802	8.4%	$5,462	$5,244	4.2%
We operate our Media segment as a combined television and streaming business. We expect that the number of subscribers and audience ratings at our linear television networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by growth in paid subscribers and advertising revenue at Peacock. We expect to continue to incur significant costs related to content and marketing at Peacock. Revenue and programming expenses are also impacted by the timing of certain sporting events, including the Paris Olympics in the third quarter of 2024, and our acquisition of NBA rights, which begin in the fourth quarter of 2025.
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

Media Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue
Domestic advertising	$1,964	$3,347	(41.3)%	$5,698	$7,363	(22.6)%
Domestic distribution	2,841	3,272	(13.1)	8,575	8,942	(4.1)
International networks	1,252	1,070	17.0	3,681	3,193	15.3
Other	532	542	(1.8)	1,516	1,429	6.1
Total revenue	6,589	8,231	(19.9)	19,470	20,926	(7.0)
Costs and Expenses
Programming and production	4,297	5,917	(27.4)	11,860	13,652	(13.1)
Marketing and promotion	321	470	(31.9)	947	1,071	(11.6)
Other	1,140	1,194	(4.5)	3,344	3,371	(0.8)
Total costs and expenses	5,758	7,581	(24.1)	16,152	18,094	(10.7)
Adjusted EBITDA	$832	$650	28.0%	$3,318	$2,832	17.2%
Media Segment – Revenue
Revenue decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to the Paris Olympics in the third quarter of 2024. Excluding incremental revenue associated with the Paris Olympics, revenue for the three months ended September 30, 2025 increased primarily due to increases in international networks, domestic advertising and domestic distribution revenue. Excluding incremental revenue associated with the Paris Olympics, revenue for the nine months ended September 30, 2025 increased primarily due to increases in international networks and domestic distribution revenue, partially offset by a decrease in domestic advertising revenue.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Total revenue	$6,589	$8,231	(19.9)%	$19,470	$20,926	(7.0)%
Olympics	—	1,906	(100.0)%	—	1,906	(100.0)%
Total revenue, excluding Olympics	$6,589	$6,325	4.2%	$19,470	$19,020	2.4%
Total domestic advertising revenue	$1,964	$3,347	(41.3)%	$5,698	$7,363	(22.6)%
Olympics	—	1,432	(100.0)%	—	1,432	(100.0)%
Domestic advertising revenue, excluding Olympics	$1,964	$1,915	2.6%	$5,698	$5,931	(3.9)%
Total domestic distribution revenue	$2,841	$3,272	(13.1)%	$8,575	$8,942	(4.1)%
Olympics	—	473	(100.0)%	—	473	(100.0)%
Domestic distribution revenue, excluding Olympics	$2,841	$2,798	1.5%	$8,575	$8,468	1.3%
Domestic advertising revenue decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to the Paris Olympics in the third quarter of 2024. Excluding the incremental revenue associated with this event, domestic advertising revenue increased for the three months ended September 30, 2025 primarily due to an increase in revenue at Peacock, and it decreased for the nine months ended September 30, 2025 primarily due to a decrease in revenue at our linear television networks, partially offset by an increase in revenue at Peacock.
Domestic distribution revenue decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to the Paris Olympics in the third quarter of 2024. Excluding the incremental revenue associated with this event, domestic distribution revenue increased for the three and nine months ended September 30, 2025 primarily due to increases in revenue at Peacock, partially offset by decreases in revenue at our linear television networks. The decreases at our linear television networks were primarily due to declines in the number of subscribers, partially offset by contractual rate increases.
International networks revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increases in revenue associated with the distribution of sports networks and the positive impact of foreign currency.

* * *
Media segment total revenue included $1.4 billion and $3.8 billion related to Peacock for the three and nine months ended September 30, 2025, respectively. Media segment total revenue included $1.5 billion and $3.6 billion related to Peacock for the three and nine months ended September 30, 2024, respectively, including amounts related to the Paris Olympics. We had 41 million and 36 million paid subscribers of Peacock as of September 30, 2025 and 2024, respectively. Peacock paid subscribers represent customers from which we recognize distribution revenue, including both customers that pay us directly and customers receiving the service through arrangements with companies who sell Peacock on our behalf. In these arrangements, paid subscribers are counted based on the terms of the arrangement when the related revenue is recognized. As a result, certain customers are counted when they activate their account, while other customers are counted when the Peacock service is made available to them as part of their bundled service offering regardless of whether it is activated. The increase in paid subscribers in 2025 is mainly due to the availability of Peacock through a third-party’s bundled service offering.
Media Segment – Costs and Expenses
Programming and production costs decreased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to costs associated with the Paris Olympics in the prior year period and a decrease in other sports programming costs at our domestic television networks, mainly reflecting lower sports volumes compared to the prior year period. These decreases were partially offset by an increase in sports programming costs for our international television networks.
Programming and production costs decreased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to costs associated with the Paris Olympics in the prior year period, a decrease in other sports programming costs at our domestic television networks, mainly reflecting lower sports volumes compared to the prior year period, and lower programming costs at Peacock. These decreases were partially offset by an increase in sports programming costs for our international television networks and an increase in entertainment content costs for our domestic television networks.
Marketing and promotion expenses decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to costs associated with the Paris Olympics in the prior year periods and lower costs related to marketing for Peacock.
* * *
Media segment total costs and expenses included $1.6 billion and $4.4 billion related to Peacock for the three and nine months ended September 30, 2025, respectively. Media segment total costs and expenses included $1.9 billion and $5.0 billion related to Peacock for the three and nine months ended September 30, 2024, respectively, including amounts related to the Paris Olympics.
Studios Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue
Content licensing	$2,035	$1,865	9.1%	$6,014	$5,680	5.9%
Theatrical	639	611	4.6	1,209	1,178	2.7
Other	326	350	(6.9)	1,035	964	7.4
Total revenue	3,000	2,826	6.1	8,258	7,822	5.6
Costs and Expenses
Programming and production	1,959	1,818	7.8	5,519	5,176	6.6
Marketing and promotion	436	301	44.8	1,280	1,126	13.7
Other	240	240	(0.1)	711	685	3.8
Total costs and expenses	2,635	2,359	11.7	7,510	6,987	7.5
Adjusted EBITDA	$365	$468	(21.9)%	$749	$835	(10.4)%
Studios Segment – Revenue
Content licensing revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to the timing of when content was made available by our television studios under licensing agreements, partially offset by the timing of when content was made available by our film studios.

Theatrical revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to higher revenue from an increased number of releases in the current year periods. Recent releases include Jurassic World Rebirth for the three and nine months ended September 30, 2025 and How to Train Your Dragon for the nine months ended September 30, 2025.
Studios Segment – Costs and Expenses
Programming and production costs increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to higher costs associated with content licensing sales.
Marketing and promotion expenses increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increased spending on recent and upcoming theatrical film releases in the current year periods.
Theme Parks Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$2,717	$2,289	18.7%	$6,943	$6,243	11.2%
Costs and expenses	1,759	1,442	22.0	4,898	4,132	18.5
Adjusted EBITDA	$958	$847	13.1%	$2,045	$2,111	(3.1)%
Theme parks segment revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 driven by our domestic theme parks, due to higher revenue at our theme parks in Orlando driven by the opening of Epic Universe in May 2025. The increase at our domestic theme parks for the nine months ended September 30, 2025 also includes a partial offset driven by lower revenue at our theme park in Hollywood.
Theme parks segment costs and expenses increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to operating costs associated with Epic Universe.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$15	$11	40.9%	$35	$32	7.5%
Costs and expenses	287	211	35.8	824	675	22.1
Adjusted EBITDA	$(271)	$(200)	(35.5)%	$(789)	$(642)	(22.9)%
Headquarters and Other expenses primarily consist of overhead, personnel and other costs necessary to operate the Content & Experiences business.
Eliminations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$(580)	$(758)	(23.4)%	$(1,883)	$(1,994)	(5.6)%
Costs and expenses	(649)	(796)	(18.4)	(2,022)	(2,101)	(3.8)
Adjusted EBITDA	$69	$38	(81.8)%	$140	$108	(29.6)%
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

Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$736	$675	9.0%	$2,186	$2,148	1.7%
Costs and expenses	1,009	978	3.2	3,051	3,040	0.4
Adjusted EBITDA	$(273)	$(302)	9.8%	$(866)	$(892)	3.0%
Corporate and Other primarily consists of overhead and personnel costs; Sky-branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture.
Corporate and Other revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily driven by increases from Sky operations in Germany, which include the positive impact of foreign currency and underlying increases in revenue. The increase for the nine months ended September 30, 2025 is partially offset by a decrease in revenue from Comcast Spectacor.
Corporate and Other costs and expenses increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to our corporate functions and higher costs related to Sky operations in Germany primarily due to the impact of foreign currency, partially offset by marketing associated with the Paris Olympics in the prior year period.
Corporate and Other costs and expenses remained consistent for the nine months ended September 30, 2025 primarily due to our corporate functions and higher costs at Xumo in the current year period, offset by marketing associated with the Paris Olympics in the prior year period.
Eliminations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2025	2024	%	2025	2024	%
Revenue	$(1,456)	$(1,495)	(2.6)%	$(4,315)	$(4,174)	3.4%
Costs and expenses	(1,437)	(1,436)	—	(4,328)	(4,088)	5.9
Adjusted EBITDA	$(19)	$(59)	(67.3)%	$13	$(86)	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between our Connectivity & Platforms, Content & Experiences and other businesses, the most significant being distribution of television network programming between the Media and Residential Connectivity & Platforms segments. Prior year amounts reflect an increase associated with the Paris Olympics. Eliminations of transactions between segments within Content & Experiences are presented separately. Refer to Note 2 for additional information on transactions between our segments.
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income attributable to Comcast Corporation	$3,332	$3,629	$17,830	$11,415
Net income (loss) attributable to noncontrolling interests	(83)	(53)	(241)	(222)
Income tax expense	1,218	1,243	6,017	3,906
Interest expense	1,128	1,037	3,283	3,065
Investment and other (income) loss, net	(61)	3	(9,705)	140
Depreciation	2,353	2,219	6,934	6,548
Amortization	1,666	1,659	5,089	4,421
Adjustments(a)	116	(2)	277	(11)
Adjusted EBITDA	$9,669	$9,735	$29,484	$29,261
(a)Amounts represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA. For the periods presented, Adjusted EBITDA excludes transaction and transaction-related costs associated with the proposed separation of Versant, as well as other operating and administrative expenses related to our investment portfolio. Transaction costs are incremental costs directly related to effectuating the proposed separation and primarily include legal, audit and advisory fees, as well as legal entity separation costs. Transaction-related costs are incremental costs incurred in anticipation of the separation, including costs that reflect strategic decisions about how the standalone Versant business will be structured or operated, which may be different than if it remained part of Comcast. Transaction-related costs primarily include certain spin-related employee compensation, severance and retention bonuses; IT separation and implementation costs; and other one-time costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Transaction-related costs	$90	$—	$166	$—
Transaction costs	26	—	82	—
Costs related to our investment portfolio	—	(2)	29	(11)
Total Adjustments	$116	$(2)	$277	$(11)
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

Reconciliation of Connectivity & Platforms Constant Currency

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$17,866	$167	$18,033	$53,558	$340	$53,898
Business Services Connectivity	2,425	1	2,425	7,253	2	7,255
Total Connectivity & Platforms revenue	$20,291	$168	$20,458	$60,812	$342	$61,153
Adjusted EBITDA
Residential Connectivity & Platforms	$6,904	$24	$6,928	$20,859	$55	$20,914
Business Services Connectivity	1,391	—	1,391	4,137	(1)	4,136
Total Connectivity & Platforms Adjusted EBITDA	$8,295	$23	$8,318	$24,996	$55	$25,050
Adjusted EBITDA Margin
Residential Connectivity & Platforms	38.6%	(20) bps	38.4%	38.9%	(10) bps	38.8%
Business Services Connectivity	57.4	(10) bps	57.3	57.0	- bps	57.0
Total Connectivity & Platforms Adjusted EBITDA margin	40.9%	(20) bps	40.7%	41.1%	(10) bps	41.0%

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$130.87	$1.08	$131.95	$130.19	$0.73	$130.92
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$53.50	$0.15	$53.65	$53.51	$0.12	$53.63

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$4,102	$53	$4,156	$12,756	$105	$12,862
Technical and support	1,908	17	1,926	5,712	31	5,743
Direct product costs	1,675	34	1,710	4,705	70	4,775
Marketing and promotion	1,234	12	1,246	3,547	22	3,569
Customer service	680	6	686	2,072	12	2,084
Other	2,395	22	2,417	7,023	47	7,070
Total Connectivity & Platforms costs and expenses	$11,996	$144	$12,140	$35,816	$287	$36,103

Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,400	$—	$6,400	$19,276	$—	$19,276
Domestic wireless	1,093	—	1,093	3,084	—	3,084
International connectivity	1,150	44	1,194	3,240	95	3,334
Total residential connectivity	8,644	44	8,688	25,599	95	25,694
Video	6,938	97	7,034	21,055	187	21,242
Advertising	987	12	999	2,931	29	2,959
Other	1,298	14	1,312	3,973	30	4,003
Total revenue	17,866	167	18,033	53,558	340	53,898
Costs and Expenses
Programming	4,102	53	4,156	12,756	105	12,862
Other	6,860	90	6,950	19,943	179	20,123
Total costs and expenses	10,962	143	11,105	32,699	285	32,984
Adjusted EBITDA	$6,904	$24	$6,928	$20,859	$55	$20,914
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
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in billions)	2025	2024
Cash provided by operating activities	$24.8	$19.6
Cash used in investing activities	$(11.7)	$(10.6)
Cash used in financing activities	$(11.1)	$(6.5)

(in billions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$9.3	$7.3
Debt	$99.1	$99.1
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of September 30, 2025, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.
Our revolving credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the agreement. Compliance with this financial covenant is tested on a quarterly basis. As of September 30, 2025, we met this financial covenant, and we expect to remain in compliance with this financial covenant.

Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating income	$17,184	$18,304
Depreciation and amortization	12,023	10,969
Noncash share-based compensation	1,014	983
Changes in operating assets and liabilities	(783)	(2,652)
Payments of interest	(2,682)	(2,503)
Payments of income taxes	(2,378)	(5,988)
Proceeds from investments and other	423	480
Net cash provided by operating activities	$24,802	$19,593
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily related to decreases in receivables, the timing of amortization and related payments for our film and television costs, including the timing of sports, the timing of our accounts payable, and increases in deferred revenue, which includes the impact of the Paris Olympics, partially offset by increases in inventory.
Payments of interest increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to increased debt balances following debt issuances in the current year period, decreased capitalized interest driven by the opening of Epic Universe and higher weighted-average interest rates.
Payments of income taxes decreased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to higher payments in the prior year period relating to the preceding tax year, primarily driven by the taxable gain recognized on our investment in Hulu, and additional deductions allowed under new legislation effective in the current year period. The decreases were partially offset by the timing of transferable tax credit purchases.
On July 4, 2025, legislation was signed into law in the United States that reduced payments of income taxes beginning in the third quarter of 2025. The legislation will continue to significantly reduce payments of income taxes over the next several years, with variability across the years. Among other things, this legislation provides for immediate deduction of 100% of the costs of qualified property, including significant portions of our capital expenditures and film and television production costs, acquired and placed into service after January 19, 2025, compared to the 40% and 20% deductions that would have applied in 2025 and 2026, respectively, under prior law. The legislation also reinstates the immediate deduction of domestic research and development expenses, retroactive to 2022, repealing the prior requirement to capitalize and amortize such costs over five years.
We expect to receive a federal income tax refund in the current year as a result of carrying back a capital loss created primarily as part of a 2024 internal corporate reorganization to offset capital gains recognized in our federal income tax returns for 2021 through 2023.
Investing Activities
Net cash used in investing activities increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to the acquisition of Nitel in 2025, the purchase of an equity method investment in the current year period and proceeds from the maturity of short-term investments in the prior year period, partially offset by purchases of short-term investments in the prior year period, $439 million of additional proceeds received in the current year period for the sale of our interest in Hulu (see Note 7), decreased capital expenditures and proceeds from the sale of a nonmarketable security in the current year period. Capital expenditures decreased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily reflecting decreased spending on Epic Universe driven by the opening in 2025, partially offset by increased spending by the Connectivity & Platforms businesses primarily on customer premise equipment, scalable infrastructure and line extensions.
Financing Activities
Net cash used in financing activities increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to lower proceeds from borrowings and increased repurchases and repayments of debt in the current year period, partially offset by lower repurchases of common stock in the current year period.

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
For the nine months ended September 30, 2025, we made debt repayments of $4.4 billion, including $2.6 billion of 3.950% Notes due October 2025 and $1.2 billion of 3.375% Notes due August 2025, as well as $419 million principal amount of notes due at maturity.
In October 2025, we completed debt exchange transactions and concurrent tender offers. We issued $1.2 billion aggregate principal amount of new 5.17% senior notes due 2037 and made cash payments of approximately $0.8 billion in exchange for $1.9 billion aggregate principal amount of certain series of outstanding senior notes with maturities ranging from 2027 to 2029 and a weighted-average interest rate of 4.01%. These transactions will not have a material impact on our interest expense or on our overall weighted-average interest rate or weighted-average maturity for our total outstanding debt.
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
Additionally, in October 2025, in anticipation of the separation of Versant, Versant entered into a credit agreement with respect to a $1.0 billion senior secured term A loan facility due January 2031 (the “Term A Loan Facility”) and a $750 million revolving credit facility due January 2031 (the “Versant Revolving Credit Facility”). Versant also intends to enter into a credit agreement with respect to a $1.0 billion term B loan facility due January 2031 (the “Term B Loan Facility”). The Versant Revolving Credit Facility is expected to be undrawn on the separation date, the Term A Loan Facility will be funded on the separation date, and the Term B Loan Facility is expected to be funded on the separation date. In October 2025, Versant also entered into an indenture pursuant to which Versant issued $1.0 billion aggregate principal amount of 7.25% senior secured notes due January 2031 (the “Notes”). The Notes are subject to a special mandatory redemption at a price of 100% of the principal amount, plus accrued and unpaid interest, if the separation of Versant from Comcast is not consummated by March 2, 2026. The net proceeds from the offering of the Notes were deposited in an escrow account in favor of the trustee, together with certain additional cash contributed by Comcast. On the separation date, Versant intends to use a portion of the proceeds of such indebtedness to make a cash payment of approximately $2.25 billion to Comcast.
Share Repurchases and Dividends
During the nine months ended September 30, 2025, we repurchased a total of 152 million shares of our Class A common stock for $5.3 billion. In January 2025, our Board of Directors terminated the existing share repurchase program authorization and approved a new share repurchase program authorization of $15.0 billion, which has no expiration date. As of September 30, 2025, we had $10.4 billion remaining under the authorization. We did not purchase any shares outside of this program. We expect to repurchase additional shares of our Class A common stock under this new authorization in the open market or in private transactions, subject to market and other conditions.
In addition, we paid $356 million and $328 million for the nine months ended September 30, 2025 and 2024, respectively, related to employee taxes associated with the administration of our share-based compensation plans and excise taxes related to share repurchases.
In January 2025, our Board of Directors approved a 6.5% increase in our dividend to $1.32 per share on an annualized basis. During the nine months ended September 30, 2025, we paid dividends of $3.7 billion. In July 2025, our Board of Directors approved our third quarter dividend of $0.33 per share, which was paid in October 2025. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	September 30, 2025	December 31, 2024
Debt Subject to Cross-Guarantees
Comcast	$93.9	$94.6
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.9	0.9
	96.5	97.1
Debt Subject to One-Way Guarantees
Sky	3.3	3.0
Other(a)	0.1	0.1
	3.4	3.1
Debt Not Guaranteed
Universal Beijing Resort(b)	3.5	3.4
Other	1.5	1.4
	5.0	4.8
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(5.9)	(6.0)
Total debt	$99.1	$99.1
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
As of September 30, 2025 and December 31, 2024, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $103 billion and $88 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $14 billion for both periods. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of September 30, 2025 and December 31, 2024, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $69 billion and $53 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $10 billion for both periods. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2024 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
July 1-31, 2025	14,168,226	$34.87	14,168,226	$493,999,618	$11,481,195,960
August 1-31, 2025	19,135,489	$32.92	19,135,489	$629,954,553	$10,851,241,407
September 1-30, 2025	12,711,247	$32.81	12,711,247	$416,999,698	$10,434,241,708
Total	46,014,962	$33.49	46,014,962	$1,540,953,870	$10,434,241,708
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
ITEM 6: EXHIBITS

Exhibit No.	Description
4.1	Registration Rights Agreement, dated as of October 2, 2025 (incorporated by reference to Exhibit 4.2 to Comcast's Current Report on Form 8-K filed on October 2, 2025).
4.2	Registration Rights Agreement, dated as of October 9, 2025 (incorporated by reference to Exhibit 4.2 to Comcast's Current Report on Form 8-K filed on October 9, 2025).
10.1*	Comcast Corporation Non-Employee Director Compensation Plan, as amended and restated effective July 23, 2025.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2025, filed with the Securities and Exchange Commission on October 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 30, 2025