Form 10-K
period 2025-12-31
COMCAST CORP
filed 2026-02-03
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the Comcast Corporation common stock held by non-affiliates of the registrant was $130.745 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of January 15, 2026, there were 3,588,401,619 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Comcast Corporation – Part III – The registrant’s definitive Proxy Statement for its annual meeting of shareholders.

Comcast Corporation
2025 Annual Report on Form 10-K
Explanatory Note
This Annual Report on Form 10-K is for the year ended December 31, 2025. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The U.S Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Unless indicated otherwise, throughout this Annual Report on Form 10-K, we refer to Comcast and its consolidated subsidiaries, as “Comcast,” “we,” “us” and “our.”

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
On January 2, 2026, we completed the previously announced separation of Versant Media Group, Inc. (“Versant”) into an independent, publicly traded company with its Class A common stock listed on The Nasdaq Stock Market under the ticker symbol “VSNT” (the “Separation”). The Versant business is comprised of certain of our former cable television networks, including MS NOW (formerly MSNBC), CNBC, USA Network, Golf Channel, E!, SYFY and Oxygen, and complementary digital platforms, including GolfNow, Fandango, Rotten Tomatoes and SportsEngine.
The Versant business was not operated as a distinct business unit or division of Comcast. The Separation was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes and achieved through the transfer of assets and liabilities comprising the Versant business to Versant and its subsidiaries, followed by the distribution on January 2, 2026 of 100% of the shares of Versant common stock to shareholders of Comcast as of the close of business on the record date of December 16, 2025 (the “Distribution”). For additional information, refer to Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K.
The Versant businesses were included in Comcast’s Media segment and consolidated results for all periods presented, and accordingly the discussion that follows includes the Versant businesses unless otherwise indicated.
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
Description of Our Businesses

Connectivity & Platforms Business
Residential Connectivity & Platforms Segment
Our Residential Connectivity & Platforms segment primarily includes:
•Residential broadband and wireless services (collectively, “Residential Connectivity”)
•Residential and business video services, advertising, residential voice services, and Sky-branded entertainment television networks
We offer services to customers individually and as bundled services at a discounted rate.
Residential Connectivity
Broadband
We offer broadband services in the United States over our hybrid fiber-optic and coaxial (“HFC”) network, as well as through direct fiber-to-the-premises connections for certain customers, and internationally in the United Kingdom and Italy by leveraging networks owned by third-party telecommunications providers.

1	Comcast 2025 Annual Report on Form 10-K

Our domestic broadband offerings have a range of service levels, including up to gigabit-plus downstream speeds that we offer across nearly our entire footprint. As part of our low-income broadband adoption program, we offer qualifying domestic customers broadband services at discounted rates through our Internet Essentials and Internet Essentials Plus services, with downstream speeds of up to 75 and 100 megabits per second, respectively. We also offer prepaid domestic broadband services with downstream speeds of up to 200 megabits per second marketed under the NOW brand and offer monthly access to our network of Wi-Fi hotspots.
We continue to evolve and enhance our domestic network capabilities, including deploying technology in select markets that will enable us to deliver multigigabit symmetrical broadband speeds (i.e., comparable upstream and downstream speeds), as described in the Network and Technology discussion below.
The map below highlights our domestic network footprint by zip code and the markets where we had 250,000 or more domestic residential broadband customers as of December 31, 2025.
Our international broadband services primarily include fiber-to-the-premises and fiber-to-the-cabinet offerings.
As part of our domestic and international broadband services, we offer customers our advanced, proprietary wireless gateways that combine an internet modem with a Wi-Fi router to deliver reliable internet speeds and enhanced coverage through an in-and-out-of-home Wi-Fi network. In addition, customers may personalize and manage their Wi-Fi network and connected devices with our mobile apps and online portal. Broadband customers have access to our network of Wi-Fi hotspots.
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
Wireless customers may activate multiple lines per account. We offer services to domestic customers through unlimited data plans. We also offer prepaid unlimited data plans marketed under the NOW brand. We offer services to international customers through various gigabyte plans or an unlimited data plan. Customers may either bring their own wireless device or purchase wireless devices from us with the option to pay upfront or finance the purchase interest-free over 24 to 36 months for domestic customers and over 24 to 48 months for international customers.

Comcast 2025 Annual Report on Form 10-K	2

Video
We offer video services to residential and business customers. Our video packages range from a basic to full linear service and typically include free-to-air networks, a variety of other linear television networks including premium, sports and news networks, and certain direct-to-consumer streaming services (“DTC streaming services”) such as Peacock, Disney+ and Netflix. Our international video packages also include Sky-branded entertainment television networks that offer entertainment, premium movie and free-to-air programming, as well as Sky Sports networks which are part of our Media segment. We also offer certain bundled DTC streaming services to our domestic and international broadband customers.
Our video services are provided primarily through our X1 platform in the United States over our network, and through our Sky Q platform in the United Kingdom and Italy using a combination of satellite transmission and broadband connections. X1 and Sky Q are cloud-based platforms that leverage set-top boxes and voice-activated remote controls to provide integrated features, including search functionality, that operate across content in customers’ video service packages; streaming content and music from internet-based apps, including DTC streaming services; and pay-per-view and video on demand programming that is available for no additional cost or to rent or buy.
We also offer Xumo Stream Box devices to our domestic broadband customers. The Xumo Stream Box provides access to and integration of content from internet-based apps and pay-per-view and video on demand programming that is available over the internet, similar to the integrated content provided through our X1 platform. Our video services are also offered in the United Kingdom and Italy over a broadband connection without the need for a satellite dish. These services have an operating system similar to Sky Q and are offered to customers through Sky Stream, which leverages a streaming device and Wi-Fi, or to customers that purchase our Sky Glass smart televisions.
We also offer international and domestic DTC streaming services marketed under the NOW brand, which provide video content over the internet and do not require a set-top box. Our international NOW service offerings include packages for monthly access to entertainment, sports and movie programming, as well as daily pass options for sports programming. Our domestic NOW TV service, which is only offered to qualifying residential broadband customers, includes monthly access to a variety of linear television networks and other programming; integrated access to free streaming channels from Xumo Play, NBC and Sky; and access to an ad-supported tier of Peacock.
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
Business Services Connectivity Segment
Our Business Services Connectivity segment consists primarily of offerings under the Comcast Business brand, including domestic service offerings for small businesses that include broadband, wireline voice and wireless services, and domestic and international enterprise solutions offerings for medium-sized customers and larger enterprises with multiple locations. Certain business customers subscribe to our video services, and the associated revenue is included in our Residential Connectivity & Platforms segment. Our business services connectivity offerings in the United Kingdom are operated under the Sky Business brand.
Our domestic broadband offerings have a range of service levels, including fiber-based services that deliver symmetrical speeds ranging up to 100 gigabits per second, with up to 400 gigabits per second for certain customers. Our domestic wireless services are offered to business customers over Verizon’s wireless network and beginning in 2026, we will also use T-Mobile’s wireless network.
Our small business broadband, wireline voice and wireless service offerings are similar to those provided to our residential customers and also include cloud-based cybersecurity services, wireless backup connectivity, advanced Wi-Fi solutions, video monitoring services and other cloud-based services.

3	Comcast 2025 Annual Report on Form 10-K

Our enterprise solutions offerings also include ethernet network services, which connect multiple locations and provide higher downstream and upstream broadband speed options, advanced voice services, and a software-defined networking product. Larger enterprises may also receive support services related to Wi-Fi networks, router management, network security, business continuity risks and other services. These services are primarily provided to Fortune 1000 companies and other large enterprises with multiple locations both within and outside of our distribution footprint, where we provide coverage outside of our service areas through agreements with other companies to use their networks.
Network and Technology
Our Connectivity & Platforms businesses use our HFC network in the United States, which we believe is sufficiently flexible and scalable to support our future technology requirements and enables us to continue to grow capacity and capabilities over time. This network provides the two-way transmissions required to provide connectivity services and interactive video and entertainment services through our platforms, and consists primarily of headends, fiber-optic and coaxial cables owned or leased by us, and equipment such as lasers, routers, switches and content distribution servers.
Our network and its continued evolution include:
•Leveraging DOCSIS 3.1 to offer up to gigabit-plus downstream broadband speeds to residential and business customers, with multigigabit downstream broadband speeds available to approximately 60% of our residential customers.
•Deploying fiber-to-the-premises with symmetrical speed offerings ranging up to 10 gigabits per second to residential customers who request that service, subject to local construction constraints, and up to 100 gigabits per second to business customers, with up to 400 gigabits per second to certain business customers.
•Executing on our multi-year strategy to evolve our existing HFC network, including the rollout of DOCSIS 4.0 in select markets, which allows for multigigabit symmetrical speeds. We are also virtualizing and automating our core network functions to enhance capacity, efficiency and reliability.
•Extending our network to new homes and businesses, both within existing markets and into new service areas, with a growing portion of new passings connected with fiber. We also partner with local, state and federal agencies, when possible, to provide services to unserved and underserved communities leveraging governmental subsidies where available.
•Offering domestic wireless services using an MVNO agreement that allows us to offer services using Verizon’s wireless network along with our existing network of Wi-Fi hotspots across our network. In 2026, our domestic wireless services offered to business customers will also begin using T-Mobile’s wireless network under an MVNO agreement.
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
Our international services are offered leveraging third-party networks, as well as our own core fiber network for broadband and wireline voice services in the United Kingdom. The related operating plant and equipment used to provide our video and connectivity services includes leased satellite system signal receiving, encoding and decoding devices, and owned and leased headends and distribution networks, including coaxial, fiber-optic cables and other related equipment. For a majority of international customers, our video platform is delivered via one-way digital satellite transmission that uses satellites leased from third parties for the distribution of television networks, augmented by a set-top box and two-way broadband connectivity. We offer broadband and wireline voice services in the United Kingdom and Italy using third-party networks. In many cases, the fee for us to access these networks is on regulated terms. The ranges of service levels and speeds we offer are dependent upon the capabilities and reach of these third-party networks. We offer wireless services in the United Kingdom using a combination of a third party’s network and our own mobile core network.

Comcast 2025 Annual Report on Form 10-K	4

Our Connectivity & Platforms business engineering teams continue to focus on technology initiatives to develop and deploy next-generation media, content delivery, content aggregation and streaming platforms that support X1, Sky Q, NOW, Sky Stream, Sky Glass and Xumo. These platforms are based on our global technology platform and integrate linear television networks, DTC streaming services and other internet-based apps, and on demand programming into a unified experience with voice-activated remote-control search and interactive features. We also continue to focus on leveraging our own cloud network services to deliver video and advanced search capabilities. Our Connectivity & Platforms businesses also focus on technology initiatives related to broadband and wireless services that leverage our global technology platform, including providing our customers with in-and-out-of-home Wi-Fi, the ability to manage their Wi-Fi network and connected home with our mobile apps and online portal, advanced security technology, and other features.
Programming
To offer video services, Residential Connectivity & Platforms licenses substantial amounts of linear television programming from both third parties and our Media segment. The fees associated with distribution agreements from programmers are generally based on the number of subscribers receiving the television network programming and a per subscriber fee, although programming expenses for certain television networks are based on a fixed fee. Some agreements also include rights to offer such programming through multiple delivery platforms, such as through our on demand services, online portal, mobile apps, the Xumo Stream Box, or our NOW and NOW TV streaming services. Certain distribution agreements also include access to the programmer’s DTC streaming service.
The programming on our Sky-branded entertainment television networks includes content licensed from both third parties and our Studios segment, including certain original content, and the most significant agreements for the licensing of film and television entertainment content include rights with Paramount, Warner Bros. and our Studios segment, certain of which are exclusive rights.
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
Our technical services groups perform various tasks, including installations, plant maintenance and upgrades to our domestic network, and servicing and upgrades of customer premise equipment. The service vehicles used by our technical services groups are primarily owned. Our customer service teams provide primarily 24/7 call-answering capability and other services.
Competition
Residential Connectivity & Platforms
Broadband
We compete with a number of companies, many with significant financial resources, that offer internet services, including:
•wireline telecommunications companies
•wireless telecommunications companies
•municipal broadband networks and power companies
•satellite broadband providers
Certain wireline telecommunications companies, such as AT&T, Lumen and Verizon in the United States and BT and Virgin Media O2 in the United Kingdom, have built and are continuing to build fiber-based wireline network infrastructure further into their networks, which enables them to provide data transmission speeds that exceed those that can be provided with traditional copper digital subscriber line (“DSL”) technology, and are offering services with these higher speeds in many of our service areas. Certain companies that offer DSL services have increased data transmission speeds, lowered prices or created bundled services to compete with our broadband services.
Various wireless companies, such as AT&T, T-Mobile and Verizon, offer internet services using a variety of wireless technologies, including 5G fixed wireless networks and 4G and 5G wireless broadband services. These networks work with devices such as smartphones, laptops, tablets, and mobile and fixed wireless routers, as well as wireless data cards. Wireless companies and satellite broadband providers have also purchased, and may continue to purchase, spectrum to increase their capacity to provide broadband and wireless services.

5	Comcast 2025 Annual Report on Form 10-K

Other companies and municipalities have launched fiber-based or newer satellite-based broadband technologies that provide services in certain areas in which we operate.
Domestic broadband-deployment funding initiatives at federal and state levels may result in other service providers deploying subsidized internet access within our footprint. The availability of these and other offerings could negatively impact the demand for our domestic broadband services.
Wireless
We compete with national and regional wireless service providers in the United States, and with wireless service providers in the United Kingdom, that offer wireless service on both a stand-alone basis and with other services as bundled offerings.
Video
We compete with a number of companies offering video services in the Connectivity & Platforms markets, including:
•DTC streaming service providers and aggregators, including:
◦subscription-based services, such as Disney+ and Netflix, that offer online services that enable internet streaming and downloading of movies, television shows and other video programming
◦virtual multichannel video providers, such as Hulu + Live TV and YouTube TV, that offer streamed linear television networks
◦free ad-supported television services
◦companies that offer streaming devices that access and integrate streaming content
•direct broadcast satellite (“DBS”) providers that transmit satellite signals to substantially all households in the United States to provide video programming and other information similar to our video services
•companies that have built and continue to build fiber-based networks that provide video services similar to ours and provide bundled offerings that include wireless and/or broadband services
•other providers that build and operate communications systems and services in the same areas that we serve, including traditional providers of linear television programming
•a broad array of other online content providers, such as social networking platforms and user-generated content providers
•other companies, such as broadcast television stations, that provide multiple free-to-air networks
Similar to the competitive environment in our Media segment, our Sky-branded entertainment television networks compete for the distribution of our television network programming to third-party video service providers and for viewers’ attention and audience share.
Advertising
We compete for the sale of advertising with digital properties, including an increasing number of ad-supported DTC streaming service providers, and other online content providers, such as social networking platforms and user-generated content providers, as well as with television networks and stations, and with all other advertising platforms. Similar to the competitive environment in our Media segment, the willingness of advertisers to purchase advertising from us may be adversely affected by declines in audience ratings and television viewership, difficulty in measuring fragmented audiences and the increasing number of entertainment choices available. Our advertising is sold to local, regional and national advertisers, and competition is affected by the market conditions in the specific geographic locations in which we operate. We also compete with companies offering technology, tools and other services to customers in the media industry.
Business Services Connectivity
Business Services Connectivity primarily competes with wireline telecommunications companies and wide area network managed service providers. Competition for our connectivity services for small business customers is generally similar to that in the Residential Connectivity & Platforms segment. We compete for the sale of enterprise solutions offerings primarily with wide area network managed service providers, cloud-based application service providers and other telecommunication carriers.

Comcast 2025 Annual Report on Form 10-K	6

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
Similar to seasonal and cyclical variations in our Media segment, advertising revenue is subject to cyclical patterns and changes in viewership levels, driven by the timing of the winter holiday season, political campaigns, sports seasons and when programming is aired.

Content & Experiences Business
Media Segment
We operate our Media segment as a combined television and streaming business, which primarily includes:
•NBCUniversal’s national and regional cable networks
•NBC and Telemundo broadcast networks and owned local broadcast television stations
•Peacock DTC streaming service
•International television networks, including Sky Sports networks in the United Kingdom and Italy
We distribute a wide variety of programming on our linear television networks, Peacock and other digital properties to appeal to consumers with varying preferences across demographics and geographic areas.
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
We receive fees from the distribution of our television networks to traditional multichannel video providers, such as our Residential Connectivity & Platforms segment, and from virtual multichannel video providers that offer streamed linear television networks. Our distribution agreements are generally multiyear, with revenue based on the number of subscribers receiving the programming on our television networks and a per subscriber fee, although revenue for certain of our television networks is based on a fixed fee. These fees include amounts for our owned television networks, including under NBC and Telemundo retransmission consent agreements, as well as associated fees from NBC-affiliated and Telemundo-affiliated local broadcast television stations. We also receive subscription fees for our Peacock DTC streaming service either directly from customers or from companies who sell Peacock to customers on our behalf.
We also generate revenue from the licensing of our owned content and technology and from various digital properties.
Domestic Cable Networks
The table below presents a summary of NBCUniversal’s national cable networks and their advertising reach to U.S. households as of December 31, 2025, which operated predominately in the United States. The cable networks listed, with the exception of Bravo, Universo and NBC Sports Network, were contributed to the Versant business in connection with the Separation in January 2026.

7	Comcast 2025 Annual Report on Form 10-K

Cable Network	Approximate U.S. Households as of December 31, 2025 (in millions)(a)	Description of Programming
USA Network	60	General entertainment and sports
E!	59	Entertainment and pop culture
Syfy	59	Genre-based entertainment
MS NOW	59	News, political commentary and information
Bravo	59	Lifestyle entertainment
CNBC	59	Business and financial news
Oxygen	60	True crime
Golf Channel	49	Golf competition and golf entertainment
Universo	13	Spanish-language entertainment
CNBC World	14	Global financial news
NBC Sports Network	(b)	General sports
(a)Household data is based on information from The Nielsen Company as of December 31, 2025, using its Cable Coverage Universe Estimates report and dynamic ad insertion estimates. The Nielsen estimates include subscribers to both traditional and certain virtual multichannel video providers. The Nielsen estimates are not based on information provided by us and are included solely to enable comparisons between our cable networks and those operated by our peers.
(b)NBC Sports Network launched in November 2025 and approximate U.S. household data was not available as of December 31, 2025.
Our regional sports networks serve approximately 9 million households across the United States, including in markets such as Boston, Philadelphia, Sacramento and San Francisco.
Domestic Broadcast Networks
NBC
The NBC network features original entertainment, news and sports programming that reaches viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States, including our 11 owned NBC local broadcast television stations. The NBC owned local broadcast television stations include stations in 8 of the top 10 general markets and collectively reached approximately 36 million U.S. television households as of December 31, 2025, representing approximately 28% of U.S. television households. In addition to broadcasting the NBC network’s national programming, local broadcast television stations deliver local news, weather, and investigative and consumer reporting.
Telemundo
The Telemundo network, a Spanish-language broadcast network, features original entertainment, news, live specials and sports programming that reaches viewers in 96% of U.S. Hispanic television households through 124 stations, including our 30 owned Telemundo local broadcast television stations, 94 affiliated stations and distribution of our national feed. The Telemundo owned local broadcast television stations include stations in all of the top 20 U.S. Hispanic markets and collectively reached approximately 71% of U.S. Hispanic television households as of December 31, 2025. In addition to broadcasting the Telemundo network’s national programming, local broadcast television stations deliver local news, weather, and investigative and consumer reporting. We also own an independent Telemundo station serving the Puerto Rico television market.
Peacock
Peacock is our DTC streaming service, featuring NBCUniversal and third-party content. Programming includes exclusive Peacock originals, current NBC, Bravo and Telemundo shows, news, late-night comedy, live sports and a library of television shows and movies, as well as several live channels and a live stream of customers’ local NBC affiliate stations. The service is available on internet-connected devices and offered through three subscription-based tiers: an ad-supported tier limited to current NBC and Bravo shows and a selection of library shows; an ad-supported tier with access to all programming choices excluding local NBC affiliate stations; and an ad-free tier, with certain limited exceptions, featuring all programming choices. The ad-free tier also allows customers to download and watch select programming offline. We offer Peacock in the United States directly to customers or through arrangements with third parties and our Residential Connectivity & Platforms segment, which offer Peacock to customers on our behalf.

Comcast 2025 Annual Report on Form 10-K	8

International Networks
We operate a diversified portfolio of international television networks, including premium sports networks under the Sky Sports brand in the United Kingdom and Italy, with a majority of networks dedicated to a specific sport, such as European football. We also operate several NBCUniversal international television networks globally, including Studio Universal, Telemundo International, Universal TV, as well as CNBC International, which became part of Versant in connection with the Separation.
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
Our most significant sports rights agreements relate to the NBA, NFL, Olympics and English Premier League. The table below presents a summary of these and certain other sports rights as of December 31, 2025. Upon the Separation of Versant, Versant assumed some or all contractual rights and responsibilities for certain television rights, including all of the NASCAR and WWE Smackdown agreements.

Television and/or Streaming Rights	Market	Rights Expiration
NBA and WNBA(a)	United States, United Kingdom and Italy	2035-36 NBA season and 2036 WNBA season
NFL(b)	United States	2033-34 season
Summer and Winter Olympic Games	United States	2036
English Premier League	United Kingdom, Italy and United States	2028-29, 2027-28 and 2027-28 seasons, respectively
PGA Tour and other golf events	United States	Between 2028 and 2032
NASCAR(c)	United States	2031
Big Ten football and basketball	United States	2029-30 season
Formula One	United Kingdom and Italy	2029 and 2027, respectively
World Wrestling Entertainment (“WWE”)	United States	2029
England and Wales Cricket Board	United Kingdom	2028
Serie A	Italy	2028-29 season
English Football League	United Kingdom	2028-29 season
MLB	United States	2028 season
FIFA World Cup (Spanish-language)	United States	2026
Certain professional sports teams through our Regional Sports Networks	Certain regions in the United States	Between 2027 and 2040
(a)Beginning with the 2025-26 NBA season and 2026 WNBA season, includes the rights to produce and distribute across our networks and on Peacock a specified number of NBA and WNBA regular season and playoff games, the NBA All-Star game and NBA All-Star Saturday Night each season, as well as six NBA Conference Finals series and three WNBA Finals series over the term of the agreements. A certain number of NBA games will also be distributed in the Spanish language on Telemundo.
(b)Includes the rights to produce and distribute on NBC and on Peacock a specified number of regular season games that includes Sunday Night Football games, Thursday Kickoff games and Thanksgiving night games, playoff games, and three remaining Super Bowl games, the next of which is in February 2026. The agreement expires after the 2033-34 season, with a termination right available to the NFL after the 2029-30 season. The agreement also includes rights to additional exclusive games on Peacock. All of the NFL games are also distributed in the Spanish language on Universo or Telemundo.
(c)Includes the unilateral right by the other party (i.e., the licensor) to the agreement, under certain circumstances, to shorten the term of the agreement by one year.
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

9	Comcast 2025 Annual Report on Form 10-K

Studios Segment
Our Studios segment primarily includes our NBCUniversal and Sky film and television studio production and distribution operations. Our studio production facilities primarily include our owned Universal City location in Los Angeles, California and our leased studios in Atlanta, Georgia and in Elstree, United Kingdom. Revenue is generated primarily from the worldwide licensing of our owned film and television content and from the worldwide distribution of our produced and acquired films for exhibition in movie theaters. We also generate revenue from the sale of physical and digital home entertainment products, as well as from the production and licensing of live stage plays and from the distribution of content produced by third parties.
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
We develop and produce films both alone and jointly with other studios or production companies. In certain cases, we have also entered into film co-financing arrangements with third-party studios and non-studio entities to jointly finance or distribute certain of our film productions. These arrangements can take various forms, but in most cases involve the grant of economic interest in a film to an investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film.
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
Television Studios
Our television studios develop, produce and distribute original content, including scripted and unscripted television series. We also produce television content jointly as co-producers with third-party studios and production companies. Our television studios produce content primarily under the following names:
•Universal Television
•Universal Content Productions
•Universal Television Alternative Studio
•Universal International Studios
•Sky Studios

Comcast 2025 Annual Report on Form 10-K	10

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
Theme Parks Segment
Our Theme Parks segment primarily includes the operations of the following Universal theme parks:
•Universal Orlando Resort: Includes three theme parks, Universal Studios Florida, Islands of Adventure, and our newest theme park, Epic Universe, which opened in May 2025, as well as our water park, Volcano Bay, all of which are located in Orlando, Florida. Universal Orlando Resort also includes Universal CityWalk Orlando, a dining, retail and entertainment complex, and features on-site themed hotels in which we own a noncontrolling interest.
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
Our Theme Parks segment properties are primarily owned by us, although certain properties are leased, including land in Beijing, China and Osaka, Japan. We have invested and expect to continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, as well as in new destinations and experiences, such as Universal Horror Unleashed, a year-round horror entertainment experience with locations in Las Vegas, Nevada, which opened in August 2025, and in Chicago, Illinois, expected to open in 2027; Universal Kids Resort, a smaller-scale theme park in Frisco, Texas expected to open in 2026; and a Universal theme park and resort in the United Kingdom with a projected opening date in 2031, subject to various approvals.
Revenue is generated primarily from guest spending at our theme parks, including ticket sales and in-park spending on food, beverages and merchandise, and from our consumer products business. Revenue for our theme parks generally depends on the overall environment for travel and tourism, including consumer spending on leisure and other recreational activities.
We also license the right to use the Universal Studios brand name and other intellectual property and provide other services to third parties, including the party that owns and operates the Universal Studios Singapore theme park on Sentosa Island, Singapore. The themed elements in our rides, attractions and merchandising are based on intellectual property in our Studios and Media segments and intellectual property licensed from third parties under long-term agreements.
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
Media competes for the sale of advertising with digital properties, including an increasing number of ad-supported DTC streaming service providers and other online content, such as social networking platforms and user-generated content, as well as with other television networks and stations, and with all other advertising platforms. The willingness of advertisers to purchase advertising from us may be adversely affected by lower audience ratings and viewership at the related networks, stations or digital properties. Declining audience ratings can be caused by increased competition for the leisure time of viewers and by audience fragmentation resulting from the increasing number and forms of entertainment choices available. Additionally, it is increasingly challenging to accurately measure fragmented audiences.
Our domestic cable networks and international networks compete primarily with other cable networks and programming providers for carriage by multichannel video providers and with DTC streaming service providers. Our domestic broadcast networks compete with the other broadcast networks in markets across the United States to secure affiliations with

11	Comcast 2025 Annual Report on Form 10-K

independently owned local broadcast television stations, which are necessary to ensure the effective distribution of broadcast network programming to a nationwide audience. Peacock competes for subscribers primarily with other DTC streaming service providers, as well as with traditional providers of linear television programming.
Studios
Our film and television studios compete for audiences with other major film and television studios, independent film producers and creators of content, as well as with alternative forms of entertainment. The competitive position of our studios primarily depends on the number of films and television series and episodes produced, their distribution and marketing success, and consumer response. Our studios also compete to obtain creative, performing and technical talent, including writers, actors, directors and producers, as well as scripts for films and television shows, and for the distribution of, and consumer interest in, their content. We also compete with other major film and television studios and other producers of entertainment content for the exhibition of content in theaters, on demand, on television networks and on DTC streaming services.
Theme Parks
Our theme parks compete with other multi-park entertainment companies as well as with other providers of entertainment, tourism, recreational activities and lodging. The competitive position of our theme parks primarily depends on the quality and popularity of rides and attractions, including effective use of intellectual property in themed attractions. There is increased competition in areas with high concentrations of theme parks and other attractions operated by several companies. Macroeconomic conditions and other factors, including changes in currency exchange rates, may also result in shifting consumer preferences toward other types of destinations, experiences and products.
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
Revenue in Media is also subject to cyclical advertising patterns and changes in viewership levels. Domestic advertising revenue is generally highest in the fourth quarter of each year due to increases in advertising in the period leading up to and including the winter holiday season, and in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. International advertising revenue typically has seasonally higher audience levels in winter months, with lower levels in summer months due to the timing of European football seasons, winter holidays and summer vacations. Revenue also fluctuates depending on the timing of when our programming is aired, which typically results in additional advertising revenue in the second and fourth quarters of each year.
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

Corporate and Other
Our other business interests reported in Corporate and Other consist primarily of our Sky-branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture with Charter Communications. Xumo is focused on developing and offering a streaming platform on a variety of devices, including Xumo TV smart televisions, which have an operating system that leverages our global technology platform, and also operates the Xumo Play streaming service.

Comcast 2025 Annual Report on Form 10-K	12

Legislation and Regulation
Our businesses are subject to various federal, state, local, and international laws and regulations. In the United States in particular, the Communications Act of 1934, as amended (the “Communications Act”), and Federal Communications Commission (“FCC”) regulations and policies affect significant aspects of our communications businesses.
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
Legislative and regulatory activity has increased in recent years, particularly with respect to broadband networks. For example, Congress has approved tens of billions of dollars in funding for broadband deployment and adoption initiatives, and it may from time to time consider other proposals that address communications issues, including whether it should rewrite the Communications Act to account for changes in the communications marketplace. Federal agencies have considered adopting new regulations for communications services, including broadband, from time to time. States and localities are increasingly proposing new regulations impacting communications services, including broader regulation of broadband networks. Regulators in various international jurisdictions are similarly considering changes to telecommunications and media requirements. Any of these regulations could significantly affect our business and our legal and compliance costs. In addition, United States and foreign regulators and courts could adopt new interpretations of existing competition or antitrust laws or enact new competition or antitrust laws or regulatory tools that could negatively impact our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our businesses.
The following paragraphs summarize the more significant legal and regulatory requirements and risks affecting our businesses.

Communications-Related Regulations in the United States
Broadband
Our broadband services are subject to a number of regulations and commitments.
In 2023, the FCC adopted broad rules that prohibit digital discrimination of access to broadband service based on income level, race, ethnicity, color, religion and national origin; this order currently is subject to legal challenge in federal court. In 2024, the FCC reclassified broadband internet access services as a “telecommunications service” subject to traditional common carriage regulation under Title II of the Communications Act. However, a federal appellate court in January 2025 overturned that reclassification, ruling that broadband internet access service is an “information service” under Title I of the Communications Act and that the FCC does not have authority to subject broadband services to utility-style regulations such as rate regulation and market entry and exit requirements under Title II. As a Title I “information service,” broadband is only subject to light-touch regulation such as broadband disclosure requirements, and deployment, subscription and pricing reporting requirements. States and localities have in the past enacted, and may in the future periodically consider, new broadband-related regulations, including those regarding government-owned broadband networks, net neutrality and broadband affordability, which could create a patchwork of, and potentially inconsistent, federal, state and local regulatory regimes. New broadband regulations, if adopted, may have adverse effects on our businesses, and we cannot predict the outcome of any pending or future litigation or how any rules will ultimately be interpreted and enforced and how they might affect our business.
We, from time to time, participate in broadband-deployment funding initiatives at the federal and state levels and may also become subject to additional broadband-related commitments as a condition of receiving federal or state broadband funding. We cannot predict how any such funds will be awarded, when the initiatives will be terminated or the impact of these initiatives on our businesses.

13	Comcast 2025 Annual Report on Form 10-K

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
Federal, state and local franchising rules and regulations may require us to provide adequate channel capacity, facilities and financial support for public, educational and governmental access programming; comply with certain renewal procedures for our franchise agreements; pay franchise fees; and comply with customer service, accessibility, and certain other requirements. In addition, the FCC and other federal agencies can impact the programming networks that we carry, as well as how we price, package, bill and market our video services. FCC regulations also require cable operators to carry programming transmitted by certain local broadcast television stations (“must-carry” requirement) or to negotiate a “retransmission consent” agreement with certain other stations that will frequently involve payments from cable operators to the station; govern program access by preventing cable networks affiliated with cable operators from favoring affiliated cable operators over competing multichannel video providers; grant licenses to broadcast television stations for 8-year cycles, which may not be renewed on favorable terms, or at all; limit local and national broadcast television ownership, as well as foreign ownership in a broadcast television station; and regulate children’s programming. The FCC is actively considering changes to its broadcast ownership and network-affiliate rules, and we cannot predict the outcome of those rulemakings or how they will affect our business.
The FCC enforces these rules on a case-by-case basis based on complaints filed by consumers, state and local governments, and other entities. We have been involved in disputes at the FCC in some of these areas and may be involved in new disputes in the future, including potential disputes related to content moderation and free speech. We cannot predict the outcome of any such disputes or associated litigation. The FCC and Congress have previously considered proposals that would require companies that own multiple cable networks to make each of their networks available individually when negotiating distribution agreements with MVPDs and potentially with DTC streaming service providers. We currently offer our cable networks on a packaged basis (in “tiers”) and, in various cases, individually. We have been involved in program access disputes at the FCC and may be subject to new complaints in the future.
Furthermore, certain states and localities have adopted laws to impose franchise or other fees on DTC streaming services. To date, courts have invalidated those laws, but we cannot predict the outcome of any future litigation.
Wireless
We offer a wireless service primarily using our MVNO rights to provide the service over Verizon’s wireless network to customers, and beginning in 2026, over T-Mobile’s wireless network to business customers. MVNOs are subject to many of the same FCC regulations as facilities-based wireless carriers, such as E911 services and local number portability, as well as certain state or local regulations. The FCC or other regulatory authorities may adopt new or different regulations for MVNOs and/or mobile broadband providers in the future, which could adversely affect our wireless service offering or our business generally.
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

Comcast 2025 Annual Report on Form 10-K	14

Spectrum Allocations
The FCC, the Department of Commerce’s National Telecommunications and Information Administration and other federal agencies have taken steps to evaluate and modify certain spectrum allocations and rules to make available additional spectrum that likely will be used for licensed and/or unlicensed commercial services, including 5G and Wi-Fi services, which could impact our businesses. U.S. legislation signed into law in July 2025 restored the FCC’s spectrum auction authority until September 2034. We cannot predict the timing or outcome of these spectrum allocation actions. Additional commercial spectrum could impact current marketplace dynamics, including distribution of video content and the ability of wireless providers to compete with our services. Further, if the FCC reallocates spectrum that our businesses currently use to provide services, we could be required to transition our operations to different frequencies in order to accommodate the reallocation of spectrum for 5G, which could disrupt our services and impose additional costs.

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

Other Areas of Regulation
Intellectual Property
Copyright, trademark, unfair competition, patent, trade secret and other proprietary-rights laws of the United States and other countries help protect our intellectual property rights. In particular, unauthorized copying, distribution and piracy of programming and films over the internet, through devices, software and websites, on counterfeit DVDs/Blu-rays, through AI and through other platforms interfere with the market for copyrighted works and present challenges for our content businesses. We have actively engaged in the enforcement of our intellectual property rights and likely will continue to expend substantial resources to protect our content. Although many legal protections exist to combat such practices, the extent of copyright protection is sometimes ambiguous and the use of technological protections can be controversial. Modifications to existing laws, a weakening of these protections or their enforcement or a failure of existing laws, in the United States or internationally, to adapt to new technologies could have an adverse effect on our ability to license and sell our programming.
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
Privacy and Data Protection Regulation
Our businesses are subject to laws and regulations that impose various restrictions and obligations related to privacy and the processing of individuals’ personal information. In the United States, federal privacy laws and regulations, such as those found within the Communications Act or the Video Privacy Protection Act, restrict companies’ collection, use, disclosure and retention of personal information. The proliferation of laws at the state level has expanded consumers’ rights to include individual rights of access, deletion, portability, correction, the right to appeal, and the individual’s right to “opt in” to collection and use of certain types of “sensitive” personal information. Internationally, we are subject to the European Union’s General Data Protection Regulation and the United Kingdom’s Data Protection Act of 2018, as well as many other similar laws that apply to our businesses, which broadly regulate the processing of personal data collected from individuals in the European Union and United Kingdom, respectively.

15	Comcast 2025 Annual Report on Form 10-K

Some of our businesses are also subject to the FTC’s general oversight of consumer privacy protections through its enforcement authority over unfair and deceptive acts or practices, as well as through its enforcement authority under the Children’s Online Privacy Protection Act. The FTC has sought to expand its authority in this area through various rulemakings related to general privacy, targeted advertising and children’s privacy. There has been an increased focus on children’s privacy at both the state and federal levels within the United States, as well as internationally. These new laws may require changes to our products and services and could adversely affect our advertising businesses.
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
Human Capital Resources
As of December 31, 2025, we had approximately 179,000 full-time and part-time employees calculated on a full-time equivalent basis. Approximately 30% of our employees were located in over 30 countries outside the United States, with larger workforce concentrations in the United Kingdom, Western Europe, East Asia and South Asia. We also use freelance and temporary employees in the normal course of our business. A small overall portion of our full-time U.S. employees are unionized, although many of Content & Experiences’ freelance and temporary writers, directors, actors, technical and production personnel, as well as some on-air and creative talent employees, are covered by industry-wide collective bargaining agreements or work councils. Outside the United States, employees in certain countries, particularly in Europe, are represented by an employee representative organization, such as a union, works council or employee association.
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
Employee Engagement
•We seek to create an engaged workforce through proactive listening and constructive dialogue, including through regular employee engagement surveys.

Comcast 2025 Annual Report on Form 10-K	16

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
•Comcast has nine voluntary employee resource groups that are open to all with more than 36,000 members in 240 chapters across the United States.
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
•We have employee stock purchase plans in the United States, the United Kingdom, India and several other European countries where most of our full-time and part-time employees can purchase our stock at a discount.
•We generally grant stock-based awards on an annual basis to a meaningful portion of our employees, with over 24,000 employees receiving such awards in 2025.
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

17	Comcast 2025 Annual Report on Form 10-K

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

Comcast 2025 Annual Report on Form 10-K	18

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
Below is a summary of our most significant sources of competition. Many of these competitors offer competitive pricing, packaging and/or bundling of services to customers, which further increases competition. For a more detailed description of the competition facing our businesses, see Item 1: Business and refer to the “Competition” discussions within that section.
•Connectivity & Platforms’ broadband services compete primarily against wireline telecommunications companies, including many that are increasing deployment of fiber-based networks; wireless telecommunications companies offering internet services (using a variety of wireless technologies, including 5G fixed wireless networks and 4G and 5G wireless broadband services); municipalities and power companies in the United States that own and operate their own broadband networks; and satellite broadband providers. Domestic broadband-deployment funding initiatives at the federal and state level may result in other service providers deploying new subsidized internet access networks within our footprint, and in cases where we receive subsidies, may impose constraints on how we conduct our businesses. For a more extensive discussion of the significant risks associated with the regulation of our businesses, see “—We are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses” below and Item 1: Business and refer to the “Legislation and Regulation” discussion within that section.
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
•Our businesses in Content & Experiences, as well as our video business, face substantial and increasing competition from providers of similar types of entertainment, sports, news and information content, as well as from other forms of entertainment, including from social networking and user-generated content or technologies such as AI that can rapidly produce large volumes of content, as well as tourism, recreational activities and lodging. They must compete to obtain talent, popular content (including sports programming), advertising and other resources required to successfully operate their businesses. This competition has further intensified as certain DTC streaming service providers have commissioned, and may continue to commission, high-cost programming and acquire live sports rights to attract viewers at significant costs.
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
Our competitive position may be negatively affected if we do not provide our customers with a satisfactory customer experience. In addition, our ability to compete effectively depends on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, business partners, employees, investors and government authorities. For example, some of these constituencies may have their own, and some have conflicting environmental and social priorities, which may present risks to our reputation and brands if these constituencies perceive misalignment.

19	Comcast 2025 Annual Report on Form 10-K

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
The number of entertainment choices available to consumers, including DTC streaming service providers and aggregators, social networking and user-generated content platforms, and gaming and virtual reality products and services, continues to increase, intensify audience fragmentation and disaggregate how content traditionally has been distributed to and viewed by consumers. The popularity of many of these content distribution platforms has changed, and we expect will continue to change, consumers’ expectations of video content, video aggregation services and the value of our video services, their willingness to pay for such content and services, their perception of quality entertainment and their tolerance for commercial interruptions.
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
In addition to reducing traditional television viewership, these trends, when coupled with time-shifting technologies such as DVR and on demand services, have caused, and likely will continue to cause, audience ratings declines for our television networks. Shifting content consumption patterns also may result in lower demand for home entertainment products or theatrical attendance. While we have adapted some of our video and content offerings to compete in the evolving media distribution landscape, such as by offering Peacock and NOW, there also can be no assurance that we will be able to successfully compete or that Peacock will grow or sustain its revenue or user base, successfully compete as a stand-alone DTC streaming service or fully offset decreases to our linear television networks’ results of operations.
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
In addition, lower audience ratings and reduced viewership, which many of our linear television networks have experienced, and likely will continue to experience, as well as the level of popularity of Peacock, affect advertisers’ willingness to purchase advertising from us and the rates paid. Advertising sales and rates also are dependent on the methodology used for audience measurement and could be negatively affected if methodologies do not accurately reflect actual viewership levels.
Our success depends on consumer acceptance of our content, and our businesses may be adversely affected if our content fails to achieve sufficient consumer acceptance.
We create and acquire media, sports and entertainment content, the success of which depends substantially on consumer tastes and preferences that often change in unpredictable ways. To meet the changing preferences of our consumer markets, we must consistently create, acquire, market and distribute a broad array of content and theme park attractions. We have invested, and will continue to invest, substantial amounts in content, such as sports rights, the production of films and original content for television networks and streaming services, and in the creation of new theme parks and theme park attractions, before learning the extent to which they will earn consumer acceptance.

Comcast 2025 Annual Report on Form 10-K	20

We obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers, sometimes on an exclusive basis. Competition for popular content, particularly for sports rights, is intense. Entering into or renewing contracts for such content rights or acquiring additional rights has in the past resulted, and may result in the future, in significantly increased costs, potentially over an extended contractual term. Particularly with respect to contracts for sports rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, audience size, the timing and amount of rights payments, and the ability to secure distribution from, impose surcharges on, or obtain carriage on multichannel video providers or to grow and retain subscribers to our own DTC services. There can be no assurance that revenue generated from these contracts will exceed our costs for the rights and of producing and distributing the programming. In addition, media companies may determine not to license popular content to us, and as more content owners offer their content directly to consumers through their own platforms, they may reduce the quantity and quality of the content they license to our linear television networks or Peacock. The inability to enter into or renew some or all of these contracts on acceptable terms could reduce the reach of our programming, which could adversely affect our results of operations and businesses.
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
Our linear television networks depend on their ability to secure and maintain distribution agreements with traditional and virtual multichannel video providers. The number of subscribers to our television networks has decreased, and likely will continue to decrease, as a result of reduced viewing of linear television. If our networks do not attract sufficient viewers, both new and existing multichannel video providers may be reluctant to distribute our networks or may decide to distribute our networks with significantly less favorable terms. Similarly, multichannel video providers may elect not to enter into agreements to distribute some or all of our linear television networks as a result of these changing market dynamics.
In addition, our broadcast television stations depend on their ability to secure and maintain network affiliation agreements with third-party local broadcast television stations in the markets where we do not own the affiliated local broadcast television station. Our owned local broadcast television stations must elect, with respect to retransmission by certain multichannel video providers, either “must-carry” status, in which we require the provider to carry the station without paying any compensation to us, or “retransmission consent,” in which we give up our right to mandatory carriage and instead seek to negotiate the terms and conditions of carriage, including the amount of compensation, if any, paid to us by such provider.
For all of these types of arrangements, our ability to renew agreements on acceptable terms and/or in a timely manner may be affected by evolving market dynamics, government regulations and industry consolidation. There can be no assurance that any of these agreements will be entered into or renewed in the future on similar terms. The inability to enter into or renew some or all of these agreements could reduce our revenues and the reach of our programming, which could adversely affect our businesses.

21	Comcast 2025 Annual Report on Form 10-K

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
In addition, intellectual property constitutes a significant part of the value of our businesses, and our success is highly dependent on protecting the intellectual property rights of the content we create or acquire against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, distribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising in connection with our content, and increases our costs due to our active enforcement of our intellectual property rights. The legal landscape for new technologies, including AI, remains uncertain, and legal developments could impact our ability to protect our intellectual property against uses by unauthorized third parties, including generative AI developers, misappropriation, reproduction or infringement or impact our ability to deploy new technologies. Our use or adoption of new and emerging technologies may also increase our exposure to intellectual property claims.
Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances that allow the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and films through unauthorized distribution platforms continues to present challenges for our businesses. For example, certain entities may stream our broadcast television content illegally online without our consent and without paying us any compensation, and sporting events on our international networks may be illegally transmitted. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. If any U.S. or foreign laws intended to combat piracy and protect intellectual property rights are repealed or weakened or are not adequately enforced, or if the legal system fails to adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights, the value of our intellectual property may be negatively impacted and our costs of enforcing our rights may increase.
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

Comcast 2025 Annual Report on Form 10-K	22

Our businesses depend on keeping pace with technological developments.
Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, such as AI, and our competitors’ use of certain types of technology and equipment may provide them with a competitive advantage. New technologies can materially impact our businesses in a number of ways, including affecting the demand for our products, the distribution methods of our products and content to our customers, how we create our entertainment products, the ways in which our customers can purchase and view our content and the growth of distribution platforms available to advertisers. For example, current and new wireless internet technologies (including 5G fixed wireless networks and 4G and 5G wireless broadband services) continue to evolve rapidly and may allow for greater speed and reliability for those services as compared with prior technologies and create further competition for our businesses. In addition, some companies and U.S. municipalities are building advanced fiber-based networks that provide very fast internet access speeds, and some providers offer newer satellite broadband services. We expect advances in communications technology to continue to occur in the future.
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
A cyber attack, information or security breach, or technology disruption or failure may negatively impact our ability to conduct our business or result in the misuse of confidential information, all of which could adversely affect our business, reputation or results of operations.
Network and information systems and other technologies, including those that are related to our network management, customer service operations and programming delivery and are embedded in our products and services, are critical to our business activities. In the ordinary course of our business, there are constant attempts by unauthorized parties to cause systems-related events and security incidents and to identify and exploit vulnerabilities in security architecture and system design. These incidents include computer hacking, cyber attacks, computer viruses, worms or other destructive or disruptive software, denial of service attacks, phishing attacks, malware, ransomware, malicious social engineering, theft, misconduct, fraud and other malicious activities. Incidents can be caused inadvertently by us or our third-party vendors due to factors such as process breakdowns, human error, software or hardware failures or vulnerabilities in security architecture or system design.
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

23	Comcast 2025 Annual Report on Form 10-K

While we develop and maintain systems, and operate programs that seek to prevent security incidents from occurring, these efforts are costly and must be constantly monitored and updated in the face of sophisticated and rapidly evolving attempts to overcome our security measures and protections. The occurrence of both intentional and unintentional incidents has caused, and may from time to time in the future cause, a variety of business impacts. These include degradation or disruption of our network, products and services, excessive call volume to call centers, theft or misuse of our intellectual property or other assets, disruption of the security of our internal systems, products, services or satellite transmission signals, power outages, and the compromise or exfiltration of sensitive, personal, proprietary, confidential or technical business information and customer or vendor data, and reputational impacts. In addition, despite efforts to detect unlawful intrusions, attacks can persist for an extended period of time before being detected, and following detection, it may take considerable time to understand the nature, scope, impact and timing of the incident. Moreover, the amount and scope of insurance we maintain against losses resulting from any of the foregoing events likely would not be sufficient to fully cover our losses or otherwise adequately compensate us for disruptions to our business that may result. Repercussions of these incidents have in the past included and may in the future include legal proceedings or significant regulatory fines, oversight or other remedial measures, including with respect to relevant consumer privacy rules, or otherwise have an adverse effect on our company. Despite our efforts, we expect that we will continue to experience such incidents in the future, and there can be no assurance that any such incident will not have an adverse effect on our business, reputation or results of operations. Refer to Item 1C: Cybersecurity for additional information.
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
From time to time, we make acquisitions and investments and may pursue other strategic initiatives, such as the Separation of Versant. In connection with such acquisitions and strategic initiatives, we may incur significant or unanticipated expenses and dyssynergies, fail to realize anticipated benefits and synergies, have difficulty incorporating an acquired or new line of business, disrupt relationships with current and new employees, customers and vendors, incur significant debt, divert the attention of management from our current operations, or have to delay or not proceed with announced transactions or initiatives. These and other circumstances could also result in the impairment of goodwill and long-lived assets. Additionally, federal regulatory or antitrust agencies such as the FCC or DOJ or international regulators may impose restrictions on the operation of our businesses as a result of our seeking regulatory approvals for any significant acquisitions and strategic initiatives or may dissuade us from pursuing certain transactions. The occurrence of any of these events could have an adverse effect on our business and results of operations.

Comcast 2025 Annual Report on Form 10-K	24

We face risks relating to doing business internationally that could adversely affect our businesses.
We operate our businesses worldwide. There are risks inherent in doing business internationally, including global financial market turmoil; economic volatility and global economic slowdown; currency exchange rate fluctuations and inflationary pressures; geopolitical risks, including acts of terror and war; requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising; changes in import or export restrictions, tariffs, sanctions and trade policies and regulations; difficulties in developing, staffing and managing foreign operations; issues related to occupational safety and adherence to diverse local labor laws and regulations; and potentially adverse tax developments. Additionally, although we employ foreign currency derivative instruments to hedge certain exposure to foreign currency exchange rate risks, including the British pound, euro and Japanese yen, the use of such derivative instruments may not be sufficient to mitigate exchange rate fluctuations. In addition, doing business internationally subjects us to risks relating to political or social unrest, as well as corruption and government regulations, including U.S. laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act, that impose stringent requirements on how we conduct our foreign operations. Moreover, foreign enforcement of laws and contractual rights in certain countries where we do business can be inconsistent and unpredictable, which may affect our ability to enforce our rights or make investments that we believe otherwise make strategic sense. If any of these events occur or our conduct does not comply with such laws and regulations, our businesses may be adversely affected.
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

25	Comcast 2025 Annual Report on Form 10-K

If the Separation does not qualify as non-taxable, we and/or holders of our common stock could be subject to significant tax liability.
We have received an opinion of Davis Polk & Wardwell LLP that the Separation qualified as non-taxable for U.S. federal income tax purposes. Notwithstanding the opinion, the IRS or a court could determine that the Separation should be treated as taxable.
If the Separation does not qualify as non-taxable, we and/or holders of our common stock could be subject to substantial U.S. and/or applicable non-U.S. taxes as a result, and we could incur significant liabilities under applicable law. If the failure to qualify is caused by any action taken by Versant, Versant is required to indemnify us for any resulting tax liabilities.
Risks Related to Legal, Regulatory and Governance Matters
We are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses.
Our businesses are subject to various federal, state, local and foreign laws and regulations. In the United States in particular, the Communications Act and FCC regulations and policies affect significant aspects of our communications businesses.
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
Legislative and regulatory activity has increased in recent years, particularly with respect to broadband networks. For example, Congress has approved tens of billions of dollars in funding for broadband deployment and adoption initiatives, and it may from time to time consider other proposals that address communications issues, including whether it should rewrite the Communications Act to account for changes in the communications marketplace. Federal agencies have considered adopting new regulations for communications services, including broadband, from time to time. States and localities are increasingly proposing new regulations impacting communications services, including broader regulation of broadband networks. Regulators in various international jurisdictions are similarly considering changes to telecommunications and media requirements. Any of these regulations could significantly affect our business and our legal and compliance costs.
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
We are subject from time to time to a number of lawsuits both in the United States and in foreign countries, including claims relating to competition, intellectual property rights (including copyrights, trademarks and patents), employment and labor matters, personal injury and property damage, defamation, disparagement, libel, free speech, negligence, customer privacy, regulatory requirements, advertising, marketing and selling practices, and credit and collection issues. We also spend substantial resources complying with various regulatory and government standards, including any related investigations and litigation. Greater constraints on the use of arbitration to resolve certain of these disputes also could adversely affect our business. Adverse outcomes in any lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our businesses, results of operations or financial condition. In addition, regardless of the ultimate merit or outcome of such lawsuits, investigations or claims, these proceedings may have an adverse impact on our business as a result of legal costs, diversion of the attention of management and other personnel, harm to our reputation and other factors.

Comcast 2025 Annual Report on Form 10-K	26

Our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and Co-CEO has considerable influence over our company through his beneficial ownership of our Class B common stock.
Our Class B common stock has a non-dilutable 33 1/3% of the combined voting power of our Class A and Class B common stock. This non-dilutable voting power is subject to proportional decrease to the extent the number of shares of Class B common stock is reduced below 9,444,375, which was the number of shares of Class B common stock outstanding on the date of our 2002 acquisition of AT&T Corp.’s cable business, subject to adjustment in specified situations. Stock dividends payable on the Class B common stock in the form of Class B or Class A common stock do not decrease the non-dilutable voting power of the Class B common stock. The Class B common stock also has separate approval rights over several potentially material transactions, even if they are approved by our Board of Directors or by our other shareholders and even if they might be in the best interests of our other shareholders. These potentially material transactions include mergers or consolidations involving us, transactions (such as a sale of all or substantially all of our assets) or issuances of securities that require shareholder approval, transactions that result in any person or group owning shares representing more than 10% of the combined voting power of the resulting or surviving corporation, issuances of Class B common stock or securities exercisable or convertible into Class B common stock, and amendments to our articles of incorporation or bylaws that would limit the rights of holders of our Class B common stock. Brian L. Roberts, our chairman and Co-CEO, beneficially owns all of the outstanding shares of our Class B common stock and, accordingly, has considerable influence over our company and the potential ability to transfer effective control by selling the Class B common stock, which could be at a premium.
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
In addition to this Board-level oversight, our Cybersecurity Leadership Council (“CLC”) oversees our cybersecurity strategy and is responsible for overseeing and managing our cybersecurity risks. The CLC includes our Chief Financial Officer (“CFO”), Chief Legal Officer, head of Internal Audit, Chief Privacy and Data Strategy Officer, and lead internal securities counsel, as well as the CISOs, CTOs, CFOs and General Counsels of our primary businesses. Given the complex and varied nature of our businesses, the Connectivity & Platforms and Content & Experiences businesses each have a dedicated CISO whom we believe is appropriately qualified to assess and manage cybersecurity risks. The Connectivity & Platforms CISO has served in various roles in product security and privacy at our company since 2016 and held various leadership and technical positions in Fortune 500 companies before joining our company. The Content & Experiences CISO has served in various roles in information security at our company since 2018 and held various roles in managing security operation center service portfolios and information security before joining our company.

27	Comcast 2025 Annual Report on Form 10-K

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
However, while we develop and maintain systems, and operate programs that seek to prevent security incidents from occurring, these systems and programs must be constantly monitored and updated in the face of sophisticated and rapidly evolving attempts to overcome our security measures and protections. The occurrence of both intentional and unintentional incidents has caused, and could cause in the future, a variety of adverse business impacts. See “Item 1A: Risk Factors” above for additional information on risks related our business, including, for example, risks related to cyber attacks, information and system breaches, and technology disruptions and failures; our reliance on using and protecting certain intellectual property rights; keeping pace with technological developments; legal and regulatory developments; and obtaining hardware, software and operational support from third-party vendors.
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

Comcast 2025 Annual Report on Form 10-K	28

Other principal locations supporting our Media segment operations include our leased Telemundo headquarters and production facilities in Miami, Florida, as well as our owned Universal City location in Los Angeles, California, our leased NBC Sports headquarters and production facilities in Stamford, Connecticut, and our owned CNBC headquarters and production facilities located in Englewood Cliffs, New Jersey which is owned by Versant following the Separation on January 2, 2026.
Refer to Item 1: Business: Studios Segment and Theme Parks Segment for information on properties used in the operations of those respective segments.
We also own or lease additional offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world.
Item 3: Legal Proceedings
See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of legal proceedings.
Item 4: Mine Safety Disclosures
Not applicable.

29	Comcast 2025 Annual Report on Form 10-K

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
Holders
Record holders as of January 15, 2026 are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	286,748
Class B Common Stock	1
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
Share Repurchases
The table below summarizes Comcast’s common stock repurchases during 2025.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
First Quarter 2025	56,218,710	$35.94	56,218,710	2,020,441,339	$13,630,195,971
Second Quarter 2025	49,283,221	$34.49	49,283,221	1,700,000,362	$11,930,195,608
Third Quarter 2025	46,014,962	$33.49	46,014,962	1,540,953,870	$10,389,241,739
October 1-31, 2025	26,229,159	$29.70	26,229,159	778,980,958	$9,610,260,781
November 1-30, 2025	21,614,618	$27.25	21,614,618	588,995,965	$9,021,264,815
December 1-31, 2025	5,715,904	$27.12	5,715,904	154,997,061	$8,866,267,754
Total	205,076,574	$33.08	205,076,574	$6,784,369,555	$8,866,267,754
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

Comcast 2025 Annual Report on Form 10-K	30

Stock Performance Graph
The following graph compares the annual percentage change in the cumulative total shareholder return on Comcast’s Class A common stock during the five years ended December 31, 2025 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and a select peer group consisting of us and other companies engaged in the transmission and distribution and media industries. This peer group consists of our Class A common stock and the common stock of AT&T Inc., Charter Communications, Inc., Fox Corp. (Class A), Lumen Technologies, Inc., Paramount Skydance Corporation (Class B) (formerly Paramount Global prior to the merger with Skydance Media on August 7, 2025), T-Mobile US, Inc., Verizon Communications Inc., Warner Bros. Discovery Inc. and The Walt Disney Company.
The comparison assumes $100 was invested on December 31, 2020 in our Class A common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

	2021	2022	2023	2024	2025
Comcast Class A	$98	$70	$90	$79	$66
S&P 500 Stock Index	$129	$105	$133	$166	$196
Peer Group	$92	$71	$78	$92	$96

Item 6: [Reserved]
[Reserved]

31	Comcast 2025 Annual Report on Form 10-K

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and related notes (“Notes”) to enhance the understanding of our operations and our present business environment. For more information about our company’s operations and the risks facing our businesses, see Item 1: Business and Item 1A: Risk Factors, respectively. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K for management’s discussion and analysis of our financial condition and results of operations for fiscal year 2024, including comparison to fiscal year 2023.

Overview
We are a global media and technology company with two primary businesses: Connectivity & Platforms and Content & Experiences. We present the operations of (1) our Connectivity & Platforms business in two segments: Residential Connectivity & Platforms and Business Services Connectivity; and (2) our Content & Experiences business in three segments: Media, Studios and Theme Parks.
The discussion and analysis that follows includes the results of the cable television networks and complementary digital platforms included in Versant as the Separation did not occur until 2026. Refer to Note 16 for additional information.

Consolidated Revenue, Net Income Attributable to Comcast Corporation and Adjusted EBITDA(a)
(in billions)

Revenue	Net Income Attributable to Comcast Corporation	Adjusted EBITDA

(a)Adjusted EBITDA is a financial measure that is not defined by generally accepted accounting principles in the United States (“GAAP”). Refer to the “Non-GAAP Financial Measures” section on page 46 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA. Revenue, Net Income Attributable to Comcast Corporation and Adjusted EBITDA charts are not presented on the same scale.

2025 Revenue and Adjusted EBITDA Segment Contribution(a)

Revenue	Adjusted EBITDA

(a)Charts exclude the results of Content & Experiences Headquarters and Other, Corporate and Other, and eliminations. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Comcast 2025 Annual Report on Form 10-K	32

2025 Developments

Connectivity & Platforms(a)	Content & Experiences(a)(b)

(a) Revenue and Adjusted EBITDA charts are not presented on the same scale.
(b) Segment details in the charts exclude the results of Content & Experiences Headquarters and Other and Eliminations and therefore the amounts do not equal the total.

Residential Connectivity & Platforms	Media
•Revenue decreased due to decreases in video, other and advertising revenue, partially offset by increases in domestic wireless and international connectivity revenue.
•Adjusted EBITDA decreased primarily due to a decrease in revenue and an increase in other costs and expenses, partially offset by a decrease in programming expenses.
•Adjusted EBITDA margin decreased from 38.2% to 37.7%.

Business Services Connectivity
•Revenue increased due to an increase in revenue from enterprise solutions offerings and small business customers.
•Adjusted EBITDA increased due to an increase in revenue, partially offset by increased costs and expenses.
•Adjusted EBITDA margin decreased from 56.7% to 55.9%.

Customer Metrics
•Total customer relationships decreased by 967,000 to 50.8 million.
•Domestic broadband customers decreased by 711,000 to 31.3 million.
•Domestic wireless lines increased by 1.5 million to 9.3 million.
•Domestic video customers decreased by 1.3 million to 11.3 million.
•Domestic homes and businesses passed increased by 1.3 million to 65.0 million.

Capital Expenditures
•Total Connectivity & Platforms capital expenditures increased 5.3% to $8.7 billion, reflecting increased spending on customer premise equipment, scalable infrastructure and support capital.

•Revenue decreased primarily due to the impact of the Paris Olympics in 2024. Excluding $1.9 billion of incremental revenue associated with this event, revenue increased due to increases in international networks, domestic distribution and other revenue, partially offset by a decrease in domestic advertising revenue.
•Adjusted EBITDA increased primarily due to a decrease in programming and production costs driven by the Paris Olympics, partially offset by a decrease in revenue.
•Peacock generated revenue and costs and expenses of $5.4 billion and $6.5 billion in 2025, respectively, compared to $4.9 billion and $6.7 billion in 2024, respectively, including the Paris Olympics. Paid subscribers increased by 8 million to 44 million in 2025.

Studios
•Revenue increased primarily due to an increase in content licensing, partially offset by a decrease in theatrical revenue.
•Adjusted EBITDA decreased due to an increase in costs and expenses driven by marketing and promotion and programming and production, partially offset by an increase in revenue.

Theme Parks
•Revenue increased primarily due to an increase in revenue at our theme parks in Orlando, driven by the opening of Epic Universe in May 2025.
•Adjusted EBITDA increased due to an increase in revenue, partially offset by an increase in costs and expenses.
•Capital expenditures continued to reflect significant spending for the development of Epic Universe in Orlando ahead of its opening.

33	Comcast 2025 Annual Report on Form 10-K

Other
•Repurchased a total of 205 million shares of our Class A common stock for $6.8 billion in 2025 compared to a total of 212 million shares of our Class A common stock for $8.6 billion in 2024. Raised our dividend by $0.08 to $1.32 per share on an annualized basis in January 2025 and paid $4.9 billion of dividends in 2025.
•In June 2025, we sold our interest in Hulu, at which time we recognized the sale of our interest with a pre-tax gain of $9.4 billion (see Note 8).
•On January 2, 2026, we completed the Separation of Versant into an independent, publicly traded company and we made a pro rata distribution of 100% of the shares of Versant common stock to Comcast shareholders in which each Comcast shareholder received 1 share of Versant common stock for every 25 shares of Comcast common stock owned as of the close of business on December 16, 2025 (see Note 16).

Consolidated Operating Results

Year ended December 31 (in millions, except per share data)	2025	2024	Change 2024 to 2025
Revenue	$123,707	$123,731	—%
Costs and Expenses:
Programming and production	34,951	37,026	(5.6)
Marketing and promotion	8,862	8,073	9.8
Other operating and administrative	43,013	40,533	6.1
Depreciation	9,327	8,729	6.8
Amortization	6,884	6,072	13.4
Total costs and expenses	103,035	100,434	2.6
Operating income	20,672	23,297	(11.3)
Interest expense	(4,409)	(4,134)	6.6
Investment and other income (loss), net	9,503	(490)	NM
Income before income taxes	25,766	18,673	38.0
Income tax expense	(6,106)	(2,796)	118.4
Net income	19,660	15,877	23.8
Less: Net income (loss) attributable to noncontrolling interests	(338)	(315)	7.3
Net income attributable to Comcast Corporation	$19,998	$16,192	23.5%
Basic earnings per common share attributable to Comcast Corporation shareholders	$5.41	$4.17	29.7%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$5.39	$4.14	30.1%
Weighted-average number of common shares outstanding - basic	3,699	3,885	(4.8)%
Weighted average number of common shares outstanding - diluted	3,709	3,908	(5.1)%

Adjusted EBITDA(a)	$37,384	$38,069	(1.8)%
Percentage changes that are considered not meaningful are denoted with NM.
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 46 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.

Comcast 2025 Annual Report on Form 10-K	34

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
Consolidated Costs and Expenses
The following graph illustrates the contributions to the change in consolidated costs and expenses, excluding depreciation expense and amortization expense, made by our Connectivity & Platforms and Content & Experiences businesses, as well as by Corporate and Other activities, including adjustments and eliminations. The increase in adjustments in the current year is primarily driven by transaction and transaction-related costs associated with the Separation of Versant that are excluded from Adjusted EBITDA and our segment operating results.
(a) Graph is presented using a truncated scale.
Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense increased in 2025 compared to 2024 primarily due to increased amortization of certain acquisition-related intangible assets related to the linear media business, increased depreciation due to the opening of Epic Universe in May 2025, impairments of certain long-lived assets in 2025 and the impact of foreign currency.
Amortization expense from acquisition-related intangible assets totaled $3.3 billion and $2.7 billion in 2025 and 2024, respectively. Amounts primarily relate to customer relationship intangible assets recorded in connection with the NBCUniversal transaction in 2011 and the Sky transaction in 2018.

35	Comcast 2025 Annual Report on Form 10-K

Consolidated interest expense increased in 2025 compared to 2024 primarily due to a decrease in capitalized interest driven by the opening of Epic Universe, as well as higher weighted-average interest rates in the current year.
Consolidated investment and other income (loss), net increased in 2025 compared to 2024.

Year ended December 31 (in millions)	2025	2024
Equity in net income (losses) of investees, net	$(591)	$(680)
Realized and unrealized gains (losses) on equity securities, net	(20)	(313)
Other income (loss), net	10,114	502
Total investment and other income (loss), net	$9,503	$(490)
The change in equity in net income (losses) of investees, net in 2025 compared to 2024 was primarily due to our investments in Atairos and Hulu. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $(377) million and $(474) million in 2025 and 2024, respectively.
The change in realized and unrealized gains (losses) on equity securities, net in 2025 compared to 2024 was primarily due to a gain on the sale of a nonmarketable security in the current year and due to higher net unrealized losses on nonmarketable securities in the prior year.
The change in other income (loss), net in 2025 compared to 2024 primarily resulted from a $9.4 billion pre-tax gain from the sale of our interest in Hulu in 2025 (see Note 8).

Consolidated Income Tax Expense
Our effective income tax rate in 2025 and 2024 was 23.7% and 15.0%, respectively.
The increase in income tax expense in 2025 was primarily driven by a tax benefit in the prior year from an internal corporate reorganization completed in 2024 and higher domestic income before income taxes in the current year.
See Note 5 for additional information on our income taxes.

Consolidated Net Income (Loss) Attributable to Noncontrolling Interests
The changes in net income (loss) attributable to noncontrolling interests in 2025 compared to 2024 were primarily due to our regional sports networks and Universal Beijing Resort.

Comcast 2025 Annual Report on Form 10-K	36

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.

Connectivity & Platforms Overview

			2024 to 2025
Year ended December 31 (in millions)	2025	2024	Change	Constant Currency Change(b)
Revenue
Residential Connectivity & Platforms	$70,704	$71,574	(1.2)%	(1.9)%
Business Services Connectivity	10,237	9,701	5.5	5.5
Total Connectivity & Platforms revenue	$80,940	$81,275	(0.4)%	(1.1)%
Adjusted EBITDA
Residential Connectivity & Platforms	$26,653	$27,338	(2.5)%	(2.8)%
Business Services Connectivity	5,725	5,500	4.1	4.1
Total Connectivity & Platforms Adjusted EBITDA	$32,377	$32,838	(1.4)%	(1.6)%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	37.7%	38.2%	(50) bps	(30) bps
Business Services Connectivity	55.9	56.7	(80) bps	(80) bps
Total Connectivity & Platforms Adjusted EBITDA margin	40.0%	40.4%	(40) bps	(20) bps
(a)Our Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management. The changes reflect the year-over-year basis point changes in the rounded Adjusted EBITDA margins.
(b)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 46 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of homes and businesses passed. Our customer relationship additions/(losses) continue to be negatively impacted by an increasingly competitive environment. We are focused on increasing our residential connectivity revenue. In 2025, we simplified our broadband pricing structure and began offering a free wireless line for one year to new and existing domestic broadband customers, which we expect will improve customer retention and strengthen our ability to compete for new customers, but will negatively impact average domestic broadband revenue per customer. We also expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically mitigate the impact of continued rate increases on programming expenses, as well as continued declines in other revenue related to declines in wireline voice revenue. We are also focused on growing our Business Services Connectivity segment revenue by offering competitive services, including enterprise solutions, and driving higher adoption of our advanced solutions.

37	Comcast 2025 Annual Report on Form 10-K

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
(in thousands)	2025	2024	2025	2024
Customer Relationships
Domestic Residential Connectivity & Platforms customer relationships(a)	30,439	31,172	(733)	(476)
International Residential Connectivity & Platforms customer relationships(a)	17,624	17,811	(186)	(36)
Business Services Connectivity customer relationships(b)(c)	2,702	2,626	(48)	(16)
Total Connectivity & Platforms customer relationships	50,766	51,609	(967)	(527)
Domestic Broadband
Residential customers	28,719	29,373	(654)	(375)
Business customers(b)(c)	2,536	2,469	(57)	(36)
Total domestic broadband customers	31,255	31,842	(711)	(411)
Domestic Wireless
Total domestic wireless lines(d)	9,305	7,826	1,479	1,237
Domestic Video
Total domestic video customers	11,270	12,523	(1,253)	(1,583)
Domestic homes and businesses passed(e)	64,983	63,692
Domestic broadband penetration of homes and businesses passed(f)	47.6%	49.8%
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
(c)Beginning in the second quarter of 2025, Business Services Connectivity customer relationships and domestic broadband business customers include connections from the acquisition of Nitel and other conforming changes, resulting in an increase of 124,000 Business Services Connectivity customer relationships and 123,000 domestic broadband business customers as of April 1, 2025. Because these adjustments were made as of April 1, 2025, they are not reflected in 2024 customer metrics or in net additions/(losses) in 2024 or 2025.
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

			2024 to 2025
	2025	2024	Change	Constant Currency Change(a)
Average monthly total Connectivity & Platforms revenue per customer relationship	$131.77	$130.57	0.9%	0.3%
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$52.71	$52.75	(0.1)%	(0.3)%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measure” section on page 46 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
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

Comcast 2025 Annual Report on Form 10-K	38

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

			2024 to 2025
Year ended December 31 (in millions)	2025	2024	Change	Constant Currency Change(g)
Costs and Expenses
Programming(a)	$16,007	$16,881	(5.2)%	(6.1)%
Technical and support(b)	7,610	7,617	(0.1)	(0.7)
Direct product costs(c)	7,576	6,607	14.7	12.8
Marketing and promotion(d)	5,085	4,772	6.6	5.8
Customer service(e)	2,755	2,732	0.9	0.2
Other(f)	9,532	9,828	(3.0)	(3.8)
Total Connectivity & Platforms costs and expenses	$48,563	$48,438	0.3%	(0.7)%
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
(g)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 46 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.

Residential Connectivity & Platforms Segment Results of Operations

			2024 to 2025
Year ended December 31 (in millions)	2025	2024(a)	Change	Constant Currency Change(b)
Revenue
Domestic broadband	$25,837	$25,660	0.7%	0.7%
Domestic wireless	4,967	4,273	16.3	16.3
International connectivity	4,963	4,503	10.2	6.8
Total residential connectivity	35,767	34,435	3.9	3.4
Video	26,387	27,791	(5.1)	(6.1)
Advertising	3,712	4,089	(9.2)	(10.3)
Other	4,838	5,259	(8.0)	(8.8)
Total revenue	70,704	71,574	(1.2)	(1.9)
Costs and Expenses
Programming	16,007	16,881	(5.2)	(6.1)
Other	28,044	27,355	2.5	1.4
Total costs and expenses	44,051	44,237	(0.4)	(1.4)
Adjusted EBITDA	$26,653	$27,338	(2.5)%	(2.8)%
(a)Beginning in the first quarter of 2025, commission revenue from the sale of certain DTC streaming services and revenue related to certain equipment are presented in video revenue. Previously, these amounts were presented in domestic broadband and international connectivity. Prior periods have been reclassified to reflect the current year presentation.

39	Comcast 2025 Annual Report on Form 10-K

(b)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 46 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue primarily consists of revenue from sales of broadband services to residential customers in the United States, including equipment and installation services.
Domestic broadband revenue remained consistent in 2025 due to an increase in average rates, offset by a decline in the number of domestic broadband customers.
Domestic wireless revenue primarily consists of revenue from sales of wireless services and devices, including handsets, tablets and smart watches, to residential customers in the United States.
Domestic wireless revenue increased in 2025 primarily due to an increase in the number of customer lines and device sales.
International connectivity revenue primarily consists of revenue from sales of broadband services, including equipment and installation services, wireless devices and wireless services to residential customers in the United Kingdom and Italy.
International connectivity revenue increased in 2025 primarily due to an increase in broadband revenue resulting from an increase in average rates and an increase in wireless revenue primarily resulting from an increase in the number of customer lines and device sales. These increases include the positive impact of foreign currency.
Video revenue primarily consists of revenue from sales of video services to residential and business customers across the Connectivity & Platforms markets, including equipment and installation services. Video revenue includes pay-per-view and other transactional revenue and franchise fees, revenue from sales of certain hardware, including Sky Glass smart televisions, commission revenue from the sale of certain DTC streaming services, and revenue related to Xumo Stream Boxes.
Video revenue decreased in 2025 due to declines in the overall number of video customers, partially offset by an overall increase in average rates and the positive impact of foreign currency.
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
Advertising revenue decreased in 2025 primarily driven by lower domestic political and nonpolitical advertising, partially offset by the positive impact of foreign currency.
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
Other revenue decreased in 2025 primarily due to a decrease in residential wireline voice revenue driven by a decline in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased in 2025 primarily due to a decline in the number of domestic video subscribers, partially offset by rate increases under our domestic programming contracts, an increase in programming expenses for our international sports networks and the impact of foreign currency.
Other expenses increased in 2025 primarily due to increased direct product costs, the impact of foreign currency and increased spending on marketing and promotion, partially offset by a decrease in franchise and other regulatory fees, and a decrease in fees paid to third parties relating to advertising sales.

Comcast 2025 Annual Report on Form 10-K	40

Business Services Connectivity Segment Results of Operations

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Revenue	$10,237	$9,701	5.5%
Costs and expenses	4,512	4,201	7.4
Adjusted EBITDA	$5,725	$5,500	4.1%
Business services connectivity revenue primarily consists of revenue from our service offerings for small business locations in the United States, which include broadband, wireline voice and wireless services, as well as our enterprise solutions offerings, and our business connectivity service offerings in the United Kingdom.
Business services connectivity revenue increased in 2025 primarily due to an increase in revenue from enterprise solutions offerings, including the results from Nitel, which was acquired in April 2025, and from an increase in revenue from small business customers.
Business services connectivity costs and expenses increased in 2025 primarily due to increases in direct product costs, which include the results from Nitel.

Content & Experiences Overview

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Revenue
Media	$27,090	$28,148	(3.8)%
Studios	11,286	11,092	1.7
Theme Parks	9,836	8,617	14.2
Headquarters and Other	46	50	(6.7)
Eliminations	(2,699)	(2,798)	3.5
Total Content & Experiences revenue	$45,559	$45,108	1.0%
Adjusted EBITDA
Media	$3,196	$3,130	2.1%
Studios	1,099	1,404	(21.7)
Theme Parks	3,080	2,949	4.5
Headquarters and Other	(1,095)	(831)	(31.8)
Eliminations	186	82	127.9
Total Content & Experiences Adjusted EBITDA	$6,467	$6,735	(4.0)%
We operate our Media segment as a combined television and streaming business and will continue to do so following the Separation of the Versant business. We expect that the number of subscribers and audience ratings at our remaining linear television networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by growth in both paid subscribers and advertising revenue at Peacock. We expect to continue to incur significant costs related to content and marketing at Peacock. Revenue and programming expenses are also impacted by the timing of certain sporting events, including the Paris Olympics in the third quarter of 2024 and the NBA beginning in the fourth quarter of 2025. We expect lower revenue and costs and expenses for the Media segment in 2026 as a result of the Separation of Versant.
Our Studios segment generates revenue primarily from third parties and from licensing content to our Media segment. While the results of operations for our Studios segment are not impacted, results for our total Content & Experiences business may be impacted as the Studios segment licenses content to the Media segment, including for Peacock, rather than licensing the content to third parties.
We continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including Epic Universe in Orlando, which opened in May 2025, as well as in new destinations and experiences, including a Universal theme park and resort in the United Kingdom with a projected opening date in 2031, subject to various approvals.

41	Comcast 2025 Annual Report on Form 10-K

Media Segment Results of Operations

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Revenue
Domestic advertising	$8,382	$10,008	(16.2)%
Domestic distribution	11,613	11,826	(1.8)
International networks	4,977	4,282	16.2
Other	2,118	2,031	4.2
Total revenue	27,090	28,148	(3.8)
Costs and Expenses
Programming and production	17,866	18,968	(5.8)
Marketing and promotion	1,463	1,473	(0.6)
Other	4,565	4,577	(0.3)
Total costs and expenses	23,894	25,017	(4.5)
Adjusted EBITDA	$3,196	$3,130	2.1%
Media Segment – Revenue
Revenue decreased in 2025 primarily due to the Paris Olympics in 2024. Excluding incremental revenue associated with this event, revenue increased in 2025 driven by increases in international networks, domestic distribution and other revenue, partially offset by a decrease in domestic advertising revenue.

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Total revenue	$27,090	$28,148	(3.8)%
Olympics	—	1,906	NM
Total revenue, excluding Olympics	$27,090	$26,242	3.2%
Total domestic advertising revenue	$8,382	$10,008	(16.2)%
Olympics	—	1,432	NM
Domestic advertising revenue, excluding Olympics	$8,382	$8,576	(2.3)%
Total domestic distribution revenue	$11,613	$11,826	(1.8)%
Olympics	—	473	NM
Domestic distribution revenue, excluding Olympics	$11,613	$11,353	2.3%
Percentage changes that are considered not meaningful are denoted with NM.
Domestic advertising revenue primarily consists of revenue generated from sales of advertising on our linear television networks, Peacock and other digital properties operating predominantly in the United States.
Domestic advertising revenue decreased in 2025 primarily due to the Paris Olympics in 2024. Excluding incremental revenue associated with this event, domestic advertising revenue decreased in 2025 primarily due to a decrease in revenue at our linear television networks, partially offset by an increase in revenue at Peacock.
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
Domestic distribution revenue decreased in 2025, including the impact of the Paris Olympics in 2024. Excluding incremental revenue associated with this event, domestic distribution revenue increased in 2025 primarily due to an increase in revenue at Peacock, partially offset by a decrease in revenue at our linear television networks. The decrease at our linear television networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.

Comcast 2025 Annual Report on Form 10-K	42

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
International networks revenue increased in 2025 primarily due to an increase in revenue associated with the distribution of sports networks and the positive impact of foreign currency.
Other revenue primarily consists of revenue generated from various digital properties and the licensing of our owned content and technology.
Other revenue increased in 2025 primarily due to increased revenue from a digital property and increased licensing of our owned content.
* * *
Media segment total revenue included $5.4 billion and $4.9 billion related to Peacock in 2025 and 2024, respectively, including amounts related to the Paris Olympics in 2024. We had 44 million and 36 million paid subscribers of Peacock as of 2025 and 2024, respectively. Peacock paid subscribers represent customers from which we recognize distribution revenue, including both customers that pay us directly and customers receiving the service through arrangements with companies who sell Peacock on our behalf. In these arrangements, paid subscribers are counted based on the terms of the arrangement when the related revenue is recognized. As a result, certain customers are counted when they activate their account, while other customers are counted when the Peacock service is made available to them as part of their bundled service offering regardless of whether it is activated. The increase in paid subscribers in 2025 is mainly due to the availability of Peacock through third-party bundled service offerings.
Media Segment – Costs and Expenses
Programming and production costs primarily consists of the amortization of owned and licensed content, including sports rights, direct production costs, production overhead, on-air talent costs and costs associated with the distribution of our television networks to multichannel video providers.
Programming and production costs decreased in 2025 primarily due to costs associated with the Paris Olympics in 2024, partially offset by an increase in sports programming costs for our international television networks and the impact of foreign currency.
Marketing and promotion expenses primarily consists of the costs associated with promoting our television networks, Peacock and other digital properties.
Marketing and promotion expenses remained consistent in 2025 primarily due to costs associated with the Paris Olympics in 2024, offset by higher costs related to marketing for our linear television networks.
Other expenses primarily consists of salaries, employee benefits, rent and other overhead expenses.
Other expenses remained consistent in 2025 primarily due to higher severance charges in 2024, offset by an increase in costs related to Peacock.
* * *
Media segment total costs and expenses included $6.5 billion and $6.7 billion related to Peacock in 2025 and 2024, respectively, including amounts related to the Paris Olympics in 2024.

43	Comcast 2025 Annual Report on Form 10-K

Studios Segment Results of Operations

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Revenue
Content licensing	$8,199	$8,063	1.7%
Theatrical	1,621	1,693	(4.3)
Other	1,465	1,335	9.7
Total revenue	11,286	11,092	1.7
Costs and Expenses
Programming and production	7,441	7,257	2.5
Marketing and promotion	1,773	1,483	19.5
Other	973	947	2.7
Total costs and expenses	10,186	9,687	5.2
Adjusted EBITDA	$1,099	$1,404	(21.7)%
Studios Segment – Revenue
Content licensing revenue primarily relates to the licensing of our owned film and television content in the United States and internationally to television networks and DTC streaming service providers, as well as through video on demand services provided by multichannel video providers and other service providers.
Content licensing revenue increased in 2025 primarily due to the timing of when content was made available by our television studios under licensing agreements, partially offset by the timing of when content was made available by our film studios.
Theatrical revenue primarily relates to the worldwide distribution of our produced and acquired films for exhibition in movie theaters.
Theatrical revenue decreased in 2025 primarily due to higher revenue from releases in our 2024 slate, including Despicable Me 4, Wicked, and Kung Fu Panda 4, compared to revenue from releases in our 2025 slate, including Jurassic World Rebirth, How to Train Your Dragon and Wicked: For Good.
Other revenue primarily consists of the sale of physical and digital home entertainment products, as well as the production and licensing of live stage plays and the distribution of content produced by third parties.
Studios Segment – Costs and Expenses
Programming and production costs primarily consists of the amortization of capitalized film and television production and acquisition costs; participations and residuals expenses; and distribution expenses.
Programming and production costs increased in 2025 primarily due to higher costs associated with content licensing sales, partially offset by lower costs associated with theatrical releases.
Marketing and promotion expenses primarily consists of expenses associated with advertising for our theatrical releases.
Marketing and promotion expenses increased in 2025 primarily due to increased spending on current year and upcoming theatrical film releases.
Other expenses include salaries, employee benefits, rent and other overhead expenses.

Theme Parks Segment Results of Operations

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Revenue	$9,836	$8,617	14.2%
Costs and expenses	6,756	5,668	19.2
Adjusted EBITDA	$3,080	$2,949	4.5%

Comcast 2025 Annual Report on Form 10-K	44

Theme parks segment revenue primarily relates to guest spending at our theme parks, including ticket sales and in-park spending, and to our consumer products business.
Theme park segment revenue increased in 2025 primarily driven by our domestic theme parks, which included higher revenue at our theme parks in Orlando driven by the opening of Epic Universe in May 2025, partially offset by lower revenue at our theme park in Hollywood.
Theme parks segment costs and expenses primarily consists of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.
Theme parks segment costs and expenses increased in 2025 primarily due to operating costs associated with Epic Universe.

Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Revenue	$46	$50	(6.7)%
Costs and expenses	1,142	881	29.6
Adjusted EBITDA	$(1,095)	$(831)	(31.8)%
Headquarters and Other expenses primarily consist of overhead, personnel and other costs necessary to operate the Content & Experiences business.
Eliminations

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Revenue	$(2,699)	$(2,798)	(3.5)%
Costs and expenses	(2,886)	(2,880)	0.2
Adjusted EBITDA	$186	$82	(127.9)%
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

Corporate, Other and Eliminations

Corporate and Other Results of Operations

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Revenue	$3,044	$2,933	3.8%
Costs and expenses	4,518	4,308	4.9
Adjusted EBITDA	$(1,474)	$(1,376)	(7.1)%
Corporate and Other primarily consists of overhead and personnel costs; Sky-branded video services and television networks in Germany; Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania; and Xumo, our consolidated streaming platform joint venture.
Corporate and Other revenue increased in 2025 primarily due to an increase from Sky operations in Germany, which includes the positive impact of foreign currency and an underlying increase in revenue, partially offset by a decrease in revenue from Comcast Spectacor.
Corporate and Other costs and expenses increased in 2025 primarily due to our corporate functions and higher costs related to Sky operations in Germany which includes the impact of foreign currency partially offset by an underlying decrease in costs and expenses. These increases were partially offset by marketing associated with the Paris Olympics in 2024.

45	Comcast 2025 Annual Report on Form 10-K

Eliminations

Year ended December 31 (in millions)	2025	2024	Change 2024 to 2025
Revenue	$(5,836)	$(5,585)	4.5%
Costs and expenses	(5,849)	(5,456)	7.2
Adjusted EBITDA	$13	$(128)	(110.4)%
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA
Year ended December 31 (in millions)	2025	2024
Net income attributable to Comcast Corporation	$19,998	$16,192
Net income (loss) attributable to noncontrolling interests	(338)	(315)
Income tax expense	6,106	2,796
Interest expense	4,409	4,134
Investment and other (income) loss, net	(9,503)	490
Depreciation	9,327	8,729
Amortization	6,884	6,072
Adjustments(a)	501	(30)
Adjusted EBITDA	$37,384	$38,069
(a)Amounts represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA. For the periods presented, Adjusted EBITDA excludes transaction and transaction-related costs associated with the Separation of Versant, as well as other operating and administrative expenses related to our investment portfolio. Transaction costs are incremental costs directly related to effectuating the Separation and primarily include advisory, legal and audit fees, as well as legal entity separation costs. Transaction-related costs are incremental costs incurred in anticipation of the Separation, including costs that reflect strategic decisions about how the standalone Versant business will be structured or operated, which may be different than if it remained part of Comcast. Transaction-related costs primarily include certain separation-related employee compensation, severance and retention bonuses; IT separation and implementation costs; and other one-time costs.

Comcast 2025 Annual Report on Form 10-K	46

Year ended December 31 (in millions)	2025	2024
Transaction-related costs	$374	$—
Transaction costs	109	7
Costs related to our investment portfolio	18	(37)
Total Adjustments	$501	$(30)
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
Reconciliation of Connectivity & Platforms Constant Currency

	2024
Year ended December 31 (in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$71,574	$533	$72,107
Business Services Connectivity	9,701	2	9,703
Total Connectivity & Platforms revenue	$81,275	$535	$81,811
Adjusted EBITDA
Residential Connectivity & Platforms	$27,338	$71	$27,409
Business Services Connectivity	5,500	(1)	5,499
Total Connectivity & Platforms Adjusted EBITDA	$32,838	$71	$32,909
Adjusted EBITDA Margin
Residential Connectivity & Platforms	38.2%	(20) bps	38.0%
Business Services Connectivity	56.7	— bps	56.7
Total Connectivity & Platforms Adjusted EBITDA margin	40.4%	(20) bps	40.2%

	2024
	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Average monthly total Connectivity & Platforms revenue per customer relationship	$130.57	$0.86	$131.43
Average monthly total Connectivity & Platforms Adjusted EBITDA per customer relationship	$52.75	$0.12	$52.87

	2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$16,881	$172	$17,054
Technical and support	7,617	49	7,666
Direct product costs	6,607	109	6,716
Marketing and promotion	4,772	35	4,808
Customer service	2,732	17	2,749
Other	9,828	81	9,909
Total Connectivity & Platforms costs and expenses	$48,438	$465	$48,902

47	Comcast 2025 Annual Report on Form 10-K

Reconciliation of Residential Connectivity & Platforms Constant Currency

	2024
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$25,660	$—	$25,660
Domestic wireless	4,273	—	4,273
International connectivity	4,503	145	4,648
Total residential connectivity	34,435	145	34,581
Video	27,791	296	28,087
Advertising	4,089	48	4,137
Other	5,259	44	5,303
Total revenue	71,574	533	72,107
Costs and Expenses
Programming	16,881	172	17,054
Other	27,355	289	27,644
Total costs and expenses	44,237	461	44,698
Adjusted EBITDA	$27,338	$71	$27,409
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

Liquidity and Capital Resources

Year ended December 31 (in billions)	2025	2024
Cash provided by operating activities	$33.6	$27.7
Cash used in investing activities	$(16.2)	$(15.7)
Cash used in financing activities	$(14.3)	$(10.9)

December 31 (in billions)	2025	2024
Cash and cash equivalents	$9.5	$7.3
Restricted cash included in other current assets and other noncurrent assets, net	$1.1	$0.1
Debt	$98.9	$99.1
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of December 31, 2025, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.

Comcast 2025 Annual Report on Form 10-K	48

We are subject to customary covenants and restrictions set forth in agreements related to debt issued at Comcast and certain of our subsidiaries, including the indentures governing our public debt securities and the credit agreement governing the Comcast revolving credit facility. Our revolving credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the agreement. Compliance with this financial covenant is tested on a quarterly basis. As of December 31, 2025, we met this financial covenant and other covenants related to our debt, and we expect to remain in compliance with this financial covenant and other covenants related to our debt.
Operating Activities

Components of Net Cash Provided by Operating Activities
Year ended December 31 (in millions)	2025	2024
Operating income	$20,672	$23,297
Depreciation and amortization	16,210	14,802
Noncash share-based compensation	1,288	1,288
Changes in operating assets and liabilities	(551)	(1,559)
Payments of interest	(3,871)	(3,657)
Payments of income taxes	(755)	(7,096)
Proceeds from investments and other	649	597
Net cash provided by operating activities	$33,643	$27,673
The variance in changes in operating assets and liabilities in 2025 was primarily related to the timing of our accounts payable; timing of deferred revenue, which includes the impact of the Olympics; and the timing of amortization and related payments for our film and television costs, including the timing of sports; partially offset by increases in inventory and receivables.
The increase in payments of interest in 2025 was primarily due to decreased capitalized interest driven by the opening of Epic Universe and higher weighted-average interest rates.
Payments of income taxes decreased in 2025 primarily due to higher payments in 2024 related to the 2023 tax year primarily driven by the taxable gain recognized on our investment in Hulu (see Note 8), a federal income tax refund received in 2025 as a result of carrying back a capital loss created primarily as part of a 2024 internal corporate reorganization (see Note 5), and additional deductions allowed under legislation enacted in 2025 (see Note 5). These decreases were partially offset by the timing of transferable tax credit purchases.
Legislation signed into law in 2025 in the United States is expected to significantly reduce our payments of income taxes over the next several years, with variability across the years, primarily due to additional depreciation deductions and the reinstatement of the immediate deduction of domestic research and development expenses.
Investing Activities
Net cash used in investing activities increased in 2025 primarily due to the acquisition of Nitel in 2025, the purchase of an equity method investment in the current year, and proceeds from the maturity of short-term investments in the prior year, partially offset by purchases of short-term investments in the prior year, additional proceeds received in 2025 for the sale of our interest in Hulu (see Note 8), decreased capital expenditures, decreased cash paid for intangible assets related to software development, and proceeds from the sale of a nonmarketable security in the current year.
In 2025, we entered into an agreement with RTL Group to sell our Sky operations in Germany, subject to various conditions and approvals, and we expect the sale to be completed in 2026. The related assets and liabilities are presented as held for sale as of December 31, 2025 (see Note 7).
In 2023, we entered into an agreement with T-Mobile to sell certain of our spectrum licenses. The agreement provides us with a right to remove certain licenses from the transaction, which will result in total cash consideration between $1.2 billion and $3.3 billion. The sale is expected to close in 2028 subject to various conditions and approvals.
Capital Expenditures
Capital expenditures decreased in 2025 primarily due to decreased spending on Epic Universe driven by the opening in May 2025, partially offset by increased spending by the Connectivity & Platforms businesses. The costs associated with the construction of Universal Beijing Resort are presented separately in our consolidated statements of cash flows. See Note 8.
Our most significant capital expenditures are within the Connectivity & Platforms business, and we expect that this will continue in the future. Connectivity & Platforms’ capital expenditures increased in 2025 primarily due to increased spending on customer premise equipment, scalable infrastructure and support capital. The table below summarizes the capital expenditures we incurred in our segments in the Connectivity & Platforms business in 2025 and 2024.

49	Comcast 2025 Annual Report on Form 10-K

Year ended December 31 (in millions)	2025	2024
Customer premise equipment	$2,192	$2,013
Scalable infrastructure	3,156	3,024
Line extensions	2,689	2,691
Support capital	686	557
Total	$8,723	$8,286
We expect our capital expenditures in 2026 will continue to be focused on investments in the Connectivity & Platforms business in scalable infrastructure as we increase capacity and continue to execute our plans to upgrade our network to deliver multigigabit symmetrical speeds, in the continued deployment of next generation wireless gateways, and in line extensions for the expansion of homes and businesses passed. In addition, we expect to continue investment in existing and new attractions at our Universal theme parks. Capital expenditures for subsequent years will depend on numerous factors, including competition, changes in technology, regulatory changes, the timing and rate of deployment of new services, the capacity required for existing services, the timing of new attractions at our theme parks and potential acquisitions.
Financing Activities
Net cash used in financing activities increased in 2025 primarily due to lower proceeds from borrowings and higher repurchases and repayments of debt in the current year, partially offset by a decrease in repurchases of common stock under our share repurchase program and employee plans.
In October 2025, we completed debt exchange transactions and concurrent tender offers. We issued $1.2 billion aggregate principal amount of new 5.17% senior notes due 2037 and made cash payments of approximately $0.8 billion in exchange for $1.9 billion aggregate principal amount of certain series of outstanding senior notes with maturities ranging from 2027 to 2029 and a weighted-average interest rate of 4.01%. These transactions did not have a material impact on our interest expense or on our overall weighted-average interest rate or weighted-average maturity for our total outstanding debt.
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
In 2025, we made debt repayments of $5.7 billion, including $2.6 billion of 3.950% Notes due October 2025, $1.2 billion of 3.375% Notes due August 2025, $1.0 billion principal amount of notes due at maturity and $0.8 billion of cash payments in the debt exchange transactions.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. In particular, we may repurchase varying amounts of our outstanding public notes and debentures with short to medium term maturities through privately negotiated or market transactions. See Notes 6 and 8 for additional information on our financing activities.
Additionally, in October 2025, in anticipation of the Separation of Versant, Versant entered into a credit agreement with respect to a $1.0 billion senior secured term A loan facility due January 2031 (the “Term A Loan Facility”) and a $750 million revolving credit facility due January 2031 (the “Versant Revolving Credit Facility”). As of December 31, 2025, the Term A Loan Facility was not funded and the Versant Revolving Credit Facility was undrawn. Versant also entered into an indenture pursuant to which Versant issued $1.0 billion aggregate principal amount of 7.25% senior secured notes due January 2031 (the “Notes”). As of December 31, 2025, the net proceeds from the Notes issuance, plus accrued and unpaid interest, were held in an escrow account and reported as restricted cash within our consolidated balance sheet due to a special mandatory redemption provision that would have required the Notes to be redeemed if the Separation of Versant from Comcast had not been consummated by March 2, 2026.

Comcast 2025 Annual Report on Form 10-K	50

On January 2, 2026, before the Distribution, Versant entered into a credit agreement with respect to a $1.0 billion term B loan facility due January 2031 (the “Term B Loan Facility”), and each of the Term A Loan Facility and the Term B Loan Facility was funded. Versant’s $3.0 billion aggregate principal amount of indebtedness consisting of the Notes and borrowings under the Term A Loan Facility and Term B Loan Facility ceased to be consolidated indebtedness of Comcast in connection with the Separation. Further, in connection with the Separation, Versant used the net proceeds from the issuance of the Notes and a portion of the proceeds of its borrowings under the Term A Loan Facility and the Term B Loan Facility to make a cash distribution of $2.25 billion to us. The proceeds from the distribution, together with cash on hand, were used for the redemption on January 15, 2026 of all outstanding amounts of our 3.15% Notes due March 2026, including accrued and unpaid interest, totaling approximately $2.1 billion and all outstanding amounts of our 5.35% Notes due November 2027, including accrued and unpaid interest, totaling approximately $650 million. See Note 16 for additional information on the Separation.
Share Repurchases and Dividends
In January 2024, our Board of Directors approved a new share repurchase program authorization of $15.0 billion and in January 2025, our Board of Directors terminated the existing program and approved a new share repurchase program authorization of $15.0 billion, effective as of January 31, 2025, which has no expiration date. In 2025, we repurchased a total of 205 million shares of our Class A common stock for $6.8 billion under our authorization programs. We did not purchase any shares outside of these programs. As of December 31, 2025, we had $8.9 billion remaining under the authorization.
We expect to repurchase additional shares of our Class A common stock under this authorization in the open market or in private transactions, subject to market and other conditions.
In 2025, our Board of Directors declared quarterly dividends of $0.33 per share, including our fourth quarter dividend to be paid in February 2026, and we made dividend payments of $4.9 billion. In January 2026, our Board of Directors approved a dividend consistent with the prior year of $1.32 per share on an annualized basis and approved our first quarter dividend of $0.33 per share, to be paid in April 2026. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
The chart below summarizes share repurchases and dividend payments. In addition, we paid $371 million and $463 million in 2025 and 2024, respectively, related to employee taxes associated with the administration of our share-based compensation plans and excise taxes related to share repurchases. Our share repurchases have more than offset dilution that resulted from issuing our Class A common stock in connection with our share-based compensation plans in those years, thereby having the effect of reducing the total number of our Class A common stock outstanding.

Share Repurchases Under Share Repurchase Program Authorization and Dividends Paid and Weighted-Average Number of Common Shares Outstanding - Diluted
($ in billions and shares in millions)

Contractual Obligations
The following table summarizes our most significant contractual obligations as of December 31, 2025:

As of December 31, 2025 (in billions)	Total	Within the next 12 months	Beyond the next 12 months
Debt obligations(a)	$104.8	$6.0	$98.8
Programming and production obligations(b)(c)	93.8	18.3	75.5

51	Comcast 2025 Annual Report on Form 10-K

(a)Amounts represent the face value of debt and exclude interest payments. Subsequent to December 31, 2025, $1.0 billion aggregate principal amount of 7.25% fixed-rate senior secured notes due January 2031 issued by Versant ceased to be our contractual obligation due to the completion of the Separation on January 2, 2026.
(b)Amounts include contractual obligations for our assets presented as held for sale as of December 31, 2025.
(c)Subsequent to December 31, 2025, certain content license agreements, or parts thereof, including sports rights agreements, were transferred to Versant in connection with the Separation, thereby reducing our programming and production obligations by $5.9 billion, of which $1.5 billion was due within the next 12 months and $4.4 billion was due thereafter. The vast majority of this reduction relates to multiyear sports rights agreements.
Our largest contractual obligations relate to our outstanding debt. As of December 31, 2025, our debt had a weighted-average time to maturity of approximately 15 years. Including the effects of our derivative financial instruments, as of December 31, 2025, our debt had a weighted-average interest rate based on the stated coupons of 3.8% and the percentage of our debt obligations that were fixed-rate debt was 95%. We typically fund and expect to continue to be able to fund debt maturities and interest payments with cash flows generated in our operations; existing cash, cash equivalents and investments; or proceeds from additional external financing. See Note 6 and Item 7A for additional information on our debt.
We also have significant contractual obligations associated with our programming and production expenses. We have multiyear agreements for television and/or streaming rights of sporting events, such as for the NBA, the NFL, the Olympics and the English Premier League, which represent the substantial majority of our programming and production obligations. Connectivity & Platforms’ programming expenses related to the distribution of third-party television networks are generally acquired under multiyear distribution agreements with fees based on the number of subscribers receiving the television network programming and a per subscriber fee. The amounts included in the table above relate to minimum guaranteed commitments for these distribution agreements or fixed fees, and as a result, we expect the total fees to be paid under these arrangements to be significantly higher than the amounts included above. We have funded and expect to continue to be able to fund our programming and production obligations with the cash generated from our operations. As of December 31, 2025, approximately 36% of cash payments related to our programming and production obligations are due after five years, of which the vast majority related to multiyear sports rights agreements. See Note 4 for additional information on programming and production costs.
Our other contractual obligations relate primarily to operating leases (see Note 15) and other arrangements recorded in our consolidated balance sheets or disclosed in the notes to our financial statements, including benefit plan obligations (see Note 11), liabilities for uncertain tax positions (see Note 5), our remaining unfunded capital commitment to Atairos (see Note 8) and a contractual obligation related to an interest held by a third party in the revenue of certain theme parks (see Note 15).
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

Debt and Guarantee Structure
December 31 (in billions)	2025	2024
Debt Subject to Cross-Guarantees
Comcast	$93.3	$94.6
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.9	0.9
	95.8	97.1
Debt Subject to One-Way Guarantees
Sky	2.7	3.0
Other(a)	0.1	0.1
	2.9	3.1
Debt Not Guaranteed
Universal Beijing Resort(b)	3.6	3.4
Other(c)	2.5	1.4
	6.1	4.8
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(5.9)	(6.0)
Total debt	$98.9	$99.1

Comcast 2025 Annual Report on Form 10-K	52

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
(c)Other includes $1.0 billion aggregate principal amount of 7.25% fixed-rate senior secured notes due January 2031 issued by Versant which was secured by the assets of Versant. Subsequent to December 31, 2025, the notes ceased to be our contractual obligation due to the completion of the Separation.
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
As of December 31, 2025 and 2024, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $107 billion and $88 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $14 billion for both periods. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
One-Way Guarantees
Comcast provides full and unconditional guarantees of certain debt issued by Sky Limited (“Sky”), including all of its senior notes, and other consolidated subsidiaries not subject to the periodic reporting requirements of the SEC.
Comcast also provides a full and unconditional guarantee of $138 million principal amount of subordinated debt issued by Comcast Holdings. Comcast’s obligations under this guarantee are subordinated and subject, in right of payment, to the prior payment in full of all of Comcast’s senior indebtedness, including debt guaranteed by Comcast on a senior basis, and are structurally subordinated to the indebtedness and other liabilities of its non-guarantor subsidiaries (for purposes of this Comcast Holdings discussion, Comcast Cable and NBCUniversal are included within the non-guarantor subsidiary group). Comcast’s obligations as guarantor will remain in effect until all amounts payable with respect to the guaranteed debt have been paid in full. However, the guarantee will terminate upon a disposition of Comcast Holdings or all or substantially all of its assets. Comcast Holdings is a consolidated subsidiary holding company that directly or indirectly holds 100% and approximately 32% of our equity interests in Comcast Cable and NBCUniversal, respectively.
As of December 31, 2025 and 2024, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $71 billion and $53 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $11 billion and $10 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.

53	Comcast 2025 Annual Report on Form 10-K

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
We performed qualitative assessments in 2025 for goodwill in our Residential Connectivity & Platforms, Business Services Connectivity, Media and Theme Parks segments in connection with our annual impairment testing. These analyses considered the results of previous quantitative assessments, and also considered various factors that would affect the estimated fair value of these reporting units in our qualitative assessments, including changes in projected future cash flows, recent market transactions and overall macroeconomic conditions, discount rates, and changes in our market capitalization. Based on these assessments, we concluded that it was more likely than not that the estimated fair values of our reporting units were substantially higher than their carrying values and that the performance of a quantitative impairment test was not required. We performed a quantitative assessment in 2025 for goodwill in our Studios segment, pursuant to our practice of performing quantitative assessments from time to time. Based on this assessment, the estimated fair value of the Studios reporting unit substantially exceeded its carrying value and no impairment was required.
Changes in market conditions, laws and regulations, and key assumptions made in future quantitative assessments, such as expected cash flows, competitive factors, discount rates, and value indications from market transactions, including the separation of Versant, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
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

Comcast 2025 Annual Report on Form 10-K	54

When performing a quantitative assessment, we estimate the fair values of our cable franchise rights primarily based on a discounted cash flow analysis that involves significant judgment, including the estimate of future cash flows and the selection of discount rates.
In 2025, we performed a qualitative assessment of our cable franchise rights. At the time of our previous quantitative assessment in 2022, which was pursuant to our practice of performing quantitative assessments from time to time, the estimated fair values of our franchise rights substantially exceeded their carrying values. We also considered various factors that would affect the estimated fair values of our cable franchise rights in our qualitative assessment, including changes in our projected future cash flows, recent market transactions and overall macroeconomic conditions, discount rates, and changes in our market capitalization. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our cable franchise rights were substantially higher than the carrying values and that the performance of a quantitative impairment test was not required.
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

55	Comcast 2025 Annual Report on Form 10-K

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
The effect of our interest rate derivative financial instruments to our consolidated interest expense was an increase of $45 million in 2025, an increase of $49 million in 2024 and a decrease of $56 million in 2023. Interest rate derivative financial instruments may have a significant effect on consolidated interest expense in the future.
The table below summarizes by contractual year of maturity the principal amount of our debt, notional amount of our interest rate instruments, effective rates, and fair values subject to interest rate risk maintained by us as of December 31, 2025. We estimate interest rates on variable rate debt and swaps using the relevant average implied forward rates through the year of maturity based on the yield curve in effect on December 31, 2025, plus the applicable borrowing margin.

(in billions)	2026	2027	2028	2029	2030	Thereafter(a)	Total	Estimated Fair Value as of December 31, 2025
Debt
Fixed-rate debt	$5.9	$5.0	$5.7	$4.8	$4.8	$75.4	$101.6	$87.1
Average interest rate(b)	2.1%	2.9%	4.0%	3.5%	3.4%	4.0%	3.8%
Variable-rate debt	$—	$—	$—	$0.1	$0.1	$3.0	$3.2	$3.2
Average interest rate	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%
Fixed-to-Variable Interest Rate Swaps
Notional amount(c)	$1.3	$0.3	$1.0	$—	$—	$—	$2.5	$(0.1)
Average pay rate	6.1%	5.9%	6.4%	—%	—%	—%	6.2%
Average receive rate	3.3%	3.6%	4.2%	—%	—%	—%	3.7%
(a)Subsequent to December 31, 2025, Versant’s $1.0 billion aggregate principal amount of 7.25% fixed-rate senior secured notes due January 2031 was removed from our consolidated balance sheet as a result of the Separation.
(b)Includes the effects of our fixed-to-fixed cross-currency swaps, which are discussed further below under the heading “Foreign Exchange Risk Management.”
(c)Notional amounts are used to calculate the interest to be paid or received and do not represent our exposure to credit loss. The estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts, excluding accrued interest.
See Notes 1, 6 and 16 for additional information.

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

Comcast 2025 Annual Report on Form 10-K	56

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
See Note 6 for additional information.
We have analyzed our foreign currency exposure related to our foreign operations as of December 31, 2025, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their functional currency. For those assets and liabilities, we then evaluated the effect of a hypothetical 10% shift in currency exchange rates, inclusive of the effects of derivatives. The results of our analysis indicate that such a shift in exchange rates would not have a material impact on our 2025 net income attributable to Comcast Corporation.

Counterparty Credit Risk Management
We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparty’s credit ratings. As of December 31, 2025 and 2024, we were not required to post collateral under the terms of these agreements, nor did we hold any collateral under the terms of these agreements.

57	Comcast 2025 Annual Report on Form 10-K

Item 8: Comcast Corporation Financial Statements and Supplementary Data

Comcast 2025 Annual Report on Form 10-K	58

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
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that the system of internal control over financial reporting was effective as of December 31, 2025. The effectiveness of internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

59	Comcast 2025 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Comcast Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Comcast 2025 Annual Report on Form 10-K	60

Report of Independent Registered Public Accounting Firm

Revenue — Refer to Note 3 to the financial statements.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the judgments necessary to determine the appropriate recognition and processing of Residential Connectivity & Platforms segment revenue included the following, among others:
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
•We developed expectations of residential connectivity and video revenue at a disaggregated level using historical amounts, changes in stand-alone selling prices and current year subscriber volumes, and we compared those estimates to revenue recognized by the Company. For domestic residential revenue from subscribers, we also assessed the revenue recorded by comparing cash receipts, adjusted for reconciling items, to revenue recognized by the Company.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 3, 2026

We have served as the Company’s auditor since 1963.

61	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation
Consolidated Statements of Income

Year ended December 31 (in millions, except per share data)	2025	2024	2023
Revenue	$123,707	$123,731	$121,572
Costs and Expenses:
Programming and production	34,951	37,026	36,762
Marketing and promotion	8,862	8,073	7,971
Other operating and administrative	43,013	40,533	39,190
Depreciation	9,327	8,729	8,854
Amortization	6,884	6,072	5,482
Total costs and expenses	103,035	100,434	98,258
Operating income	20,672	23,297	23,314
Interest expense	(4,409)	(4,134)	(4,087)
Investment and other income (loss), net	9,503	(490)	1,252
Income before income taxes	25,766	18,673	20,478
Income tax expense	(6,106)	(2,796)	(5,371)
Net income	19,660	15,877	15,107
Less: Net income (loss) attributable to noncontrolling interests	(338)	(315)	(282)
Net income attributable to Comcast Corporation	$19,998	$16,192	$15,388
Basic earnings per common share attributable to Comcast Corporation shareholders	$5.41	$4.17	$3.73
Diluted earnings per common share attributable to Comcast Corporation shareholders	$5.39	$4.14	$3.71
See accompanying notes to consolidated financial statements.

Comcast 2025 Annual Report on Form 10-K	62

Comcast Corporation
Consolidated Statements of Comprehensive Income

Year ended December 31 (in millions)	2025	2024	2023
Net income	$19,660	$15,877	$15,107
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $208, $(137) and $(29)	2,236	(895)	1,478
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(14), $(4) and $8	(7)	57	16
Realized (gains) losses reclassified to net income, net of deferred taxes of $15, $(1) and $38	(55)	(1)	(158)
Employee benefit obligations and other, net of deferred taxes of $36, $(9) and $(2)	(129)	31	3
Other comprehensive income (loss)	2,044	(807)	1,338
Comprehensive income (loss)	21,704	15,070	16,445
Less: Net income (loss) attributable to noncontrolling interests	(338)	(315)	(282)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	9	(17)	(19)
Comprehensive income attributable to Comcast Corporation	$22,033	$15,402	$16,746
See accompanying notes to consolidated financial statements.

63	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation
Consolidated Statements of Cash Flows

Year ended December 31 (in millions)	2025	2024	2023
Operating Activities
Net income	$19,660	$15,877	$15,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,210	14,802	14,336
Share-based compensation	1,288	1,288	1,241
Noncash interest expense (income), net	488	464	316
Net (gain) loss on investment activity and other	(8,853)	1,088	(768)
Deferred income taxes	2,674	(902)	(2,739)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(135)	136	(996)
Film and television costs, net	338	290	(260)
Accounts payable and accrued expenses related to trade creditors	(20)	(758)	(520)
Other operating assets and liabilities	1,994	(4,611)	2,784
Net cash provided by operating activities	33,643	27,673	28,501
Investing Activities
Capital expenditures	(11,750)	(12,181)	(12,242)
Cash paid for intangible assets	(2,658)	(2,949)	(3,298)
Construction of Universal Beijing Resort	(11)	(116)	(137)
Acquisitions, net of cash acquired	(1,306)	(119)	—
Proceeds from sales of businesses and investments	670	771	661
Advance on sale of investment	—	—	8,610
Purchases of investments	(1,302)	(1,082)	(1,313)
Other	199	6	558
Net cash provided by (used in) investing activities	(16,157)	(15,670)	(7,161)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	—	(660)
Proceeds from borrowings	3,494	6,268	6,052
Repurchases and repayments of debt	(5,740)	(3,573)	(4,015)
Repayment of collateralized obligation	—	—	(5,175)
Repurchases of common stock under repurchase program and employee plans	(7,155)	(9,103)	(11,291)
Dividends paid	(4,894)	(4,814)	(4,766)
Other	(50)	339	5
Net cash provided by (used in) financing activities	(14,346)	(10,883)	(19,850)
Impact of foreign currency on cash, cash equivalents and restricted cash	42	(26)	9
Increase (decrease) in cash, cash equivalents and restricted cash	3,182	1,095	1,500
Cash, cash equivalents and restricted cash, beginning of year	7,377	6,282	4,782
Cash, cash equivalents and restricted cash, end of year	$10,559	$7,377	$6,282
See accompanying notes to consolidated financial statements.

Comcast 2025 Annual Report on Form 10-K	64

Comcast Corporation
Consolidated Balance Sheets

December 31 (in millions, except share data)	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$9,481	$7,322
Receivables, net	13,869	13,661
Other current assets	6,217	5,817
Total current assets	29,567	26,801
Film and television costs	12,214	12,541
Investments	7,952	8,647
Property and equipment, net	65,680	62,548
Goodwill	61,502	58,209
Franchise rights	59,365	59,365
Other intangible assets, net	22,474	25,599
Other noncurrent assets, net	13,877	12,501
Total assets	$272,631	$266,211
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,058	$11,321
Deferred revenue	4,097	3,507
Accrued expenses and other current liabilities	12,410	10,679
Current portion of debt	5,958	4,907
Advance on sale of investment	—	9,167
Total current liabilities	33,524	39,581
Noncurrent portion of debt	92,979	94,186
Deferred income taxes	27,788	25,227
Other noncurrent liabilities	20,965	20,942
Commitments and contingencies
Redeemable noncontrolling interests	224	237
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,513,794,607 and 4,697,328,372; outstanding, 3,594,768,252 and 3,778,302,017	45	47
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,709	38,102
Retained earnings	66,675	56,972
Treasury stock, 919,026,355 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(8)	(2,043)
Total Comcast Corporation shareholders’ equity	96,903	85,560
Noncontrolling interests	249	477
Total equity	97,151	86,038
Total liabilities and equity	$272,631	$266,211
See accompanying notes to consolidated financial statements.

65	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation
Consolidated Statements of Changes in Equity

(in millions, except per share data)	2025	2024	2023
Redeemable Noncontrolling Interests
Balance, beginning of year	$237	$241	$411
Contributions from (distributions to) noncontrolling interests, net	2	(13)	(24)
Other	—	—	(171)
Net income (loss)	(15)	9	25
Balance, end of year	$224	$237	$241

Class A Common Stock
Balance, beginning of year	$47	$48	$51
Repurchases of common stock under repurchase program and employee plans	(2)	(2)	(2)
Balance, end of year	$45	$47	$48

Class B Common Stock
Balance, beginning and end of year	$—	$—	$—

Additional Paid-In Capital
Balance, beginning of year	$38,102	$38,533	$39,412
Share-based compensation	1,212	1,169	1,063
Repurchases of common stock under repurchase program and employee plans	(1,843)	(1,841)	(2,086)
Issuances of common stock under employee plans	230	240	272
Other	8	2	(127)
Balance, end of year	$37,709	$38,102	$38,533

Retained Earnings
Balance, beginning of year	$56,972	$52,892	$51,609
Repurchases of common stock under repurchase program and employee plans	(5,311)	(7,251)	(9,309)
Dividends declared	(4,983)	(4,862)	(4,795)
Other	—	—	(1)
Net income	19,998	16,192	15,388
Balance, end of year	$66,675	$56,972	$52,892

Treasury Stock at Cost
Balance, beginning and end of year	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$(2,043)	$(1,253)	$(2,611)
Other comprehensive income (loss)	2,035	(790)	1,358
Balance, end of year	$(8)	$(2,043)	$(1,253)

Noncontrolling Interests
Balance, beginning of year	$477	$523	$684
Other comprehensive income (loss)	9	(17)	(19)
Contributions from (distributions to) noncontrolling interests, net	96	295	166
Other	(11)	—	—
Net income (loss)	(323)	(324)	(307)
Balance, end of year	$249	$477	$523
Total equity	$97,151	$86,038	$83,226
Cash dividends declared per common share	$1.32	$1.24	$1.16
See accompanying notes to consolidated financial statements.

Comcast 2025 Annual Report on Form 10-K	66

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
On January 2, 2026 (the “Separation date”), we completed the previously announced separation of Versant into an independent publicly traded company comprised of select cable television networks and complementary digital platforms through a tax-free spin-off (the “Separation”). As the Separation occurred after December 31, 2025, the consolidated financial statements and related notes do not reflect the Separation. See Note 16 for additional information.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Refer to Note 3 for a discussion of the changes in our presentation of disaggregated revenue and Note 12 for a discussion of the changes in our presentation of treasury shares.
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
We use this three-tier fair value hierarchy to measure the fair value of certain financial instruments on a recurring basis, such as for investments (see Note 8); on a non-recurring basis, such as for acquisitions (see Note 7) and impairment testing (see Note 10); and for disclosure purposes, such as for debt (see Note 6). Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation and classification within the fair value hierarchy.

67	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation
Recent Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued updated accounting guidance related to disclosures about certain costs and expenses. The updated accounting guidance, among other things, requires quantitative disclosures for employee compensation, selling expenses and purchases of inventory. The updated guidance is effective beginning with our Annual Report on Form 10-K for the year ending December 31, 2027. We are currently evaluating the impact the adoption of the new accounting guidance will have on our disclosures.
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
Government Grants
In December 2025, the FASB issued new accounting guidance on the recognition, measurement and presentation of government grants received by business entities. The new guidance defines government grants, clarifies their scope and provides a recognition threshold under which a grant is recognized when it is probable the entity will comply with the grant’s conditions and that the grant will be received. The updated guidance is effective for us as of January 1, 2029, and early adoption is permitted. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.
Interim Reporting
In December 2025, the FASB issued updated accounting guidance on interim reporting. The updated guidance establishes a principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity, as well as clarifies the applicability of interim disclosure requirements. The guidance does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The guidance is effective for us beginning in interim periods after January 1, 2028, with early adoption permitted. We are currently evaluating the impact the adoption of the new accounting guidance will have on our disclosures.

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

Comcast 2025 Annual Report on Form 10-K	68

Comcast Corporation

	Year Ended December 31, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$70,599	$10,214	$22,168	$8,080	$9,835	$120,896
Intersegment revenue(a)	104	23	4,922	3,205	1	8,256
	70,704	10,237	27,090	11,286	9,836	129,152
Reconciliation of Revenue
Other revenue(b)						3,090
Eliminations(a)						(8,535)
Total consolidated revenue						$123,707

Less segment expenses:(c)
Programming and production	$16,007		$17,866	$7,441
Marketing and promotion			1,463	1,773
Other(d)	28,044	4,512	4,565	973	6,756
Segment Adjusted EBITDA(e)	$26,653	$5,725	$3,196	$1,099	$3,080	$39,753

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(1,095)
Corporate and other(b)(e)(g)						(1,975)
Eliminations						200
Depreciation						(9,327)
Amortization						(6,884)
Interest expense						(4,409)
Investment and other income (loss), net						9,503
Income before income taxes						$25,766

	Year Ended December 31, 2024
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$71,401	$9,678	$23,463	$7,832	$8,615	$120,990
Intersegment revenue(a)	173	23	4,685	3,259	1	8,142
	71,574	9,701	28,148	11,092	8,617	129,132
Reconciliation of Revenue
Other revenue(b)						2,982
Eliminations(a)						(8,383)
Total consolidated revenue						$123,731

Less segment expenses:(c)
Programming and production	$16,881		$18,968	$7,257
Marketing and promotion			1,473	1,483
Other(d)	27,355	4,201	4,577	947	5,668
Segment Adjusted EBITDA(e)	$27,338	$5,500	$3,130	$1,404	$2,949	$40,322

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(831)
Corporate and other(b)(e)(g)						(1,346)
Eliminations						(47)
Depreciation						(8,729)
Amortization						(6,072)
Interest expense						(4,134)
Investment and other income (loss), net						(490)
Income before income taxes						$18,673

69	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation

	Year Ended December 31, 2023
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$71,739	$9,233	$20,734	$8,308	$8,948	$118,962
Intersegment revenue(a)	207	22	4,621	3,317	(1)	8,166
	71,946	9,255	25,355	11,625	8,947	127,128
Reconciliation of Revenue
Other revenue(b)						2,827
Eliminations(a)						(8,383)
Total consolidated revenue						$121,572

Less segment expenses:(c)
Programming and production	$18,067		$16,921	$7,958
Marketing and promotion			1,389	1,579
Other(d)	26,932	3,964	4,091	818	5,602
Segment Adjusted EBITDA(e)	$26,948	$5,291	$2,955	$1,269	$3,345	$39,808

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(946)
Corporate and other(b)(e)						(1,318)
Eliminations						105
Depreciation						(8,854)
Amortization						(5,482)
Interest expense						(4,087)
Investment and other income (loss), net						1,252
Income before income taxes						$20,478
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
(d)Other for each segment primarily includes:
Residential Connectivity & Platforms and Business Services Connectivity: technical and support expenses; direct product costs; marketing and promotion expenses; customer service expenses; administrative personnel costs; franchise and other regulatory fees; fees paid to third parties where we sell advertising on their behalf; bad debt; and other business, headquarters and support costs, including building and office expenses, taxes and billing costs necessary to operate the Residential Connectivity & Platforms and Business Services Connectivity segments. Our chief operating decision maker uses aggregate expense information to manage the operations of the Business Services Connectivity segment.
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
(g)The years ended December 31, 2025 and 2024 include $483 million and $7 million, respectively, of transaction and transaction-related costs associated with the Separation of Versant.

Comcast 2025 Annual Report on Form 10-K	70

Comcast Corporation

Note 3: Revenue

Year ended December 31 (in millions)	2025	2024(a)	2023(a)
Domestic broadband	$25,837	$25,660	$24,999
Domestic wireless	4,967	4,273	3,664
International connectivity	4,963	4,503	3,918
Total residential connectivity	35,767	34,435	32,580
Video	26,387	27,791	29,576
Advertising	3,712	4,089	3,969
Other	4,838	5,259	5,820
Total Residential Connectivity & Platforms Segment	70,704	71,574	71,946

Total Business Services Connectivity Segment	10,237	9,701	9,255

Domestic advertising	8,382	10,008	8,600
Domestic distribution	11,613	11,826	10,663
International networks	4,977	4,282	4,109
Other	2,118	2,031	1,983
Total Media Segment	27,090	28,148	25,355

Content licensing	8,199	8,063	8,231
Theatrical	1,621	1,693	2,079
Other	1,465	1,335	1,315
Total Studios Segment	11,286	11,092	11,625

Total Theme Parks Segment	9,836	8,617	8,947

Other revenue	3,090	2,982	2,827
Eliminations(b)	(8,535)	(8,383)	(8,383)
Total revenue	$123,707	$123,731	$121,572
(a)Beginning in the first quarter of 2025, commission revenue from the sale of certain DTC streaming services and revenue related to certain equipment are presented in video revenue. Previously, these amounts were presented in domestic broadband and international connectivity. Prior periods have been reclassified to reflect the current year presentation.
(b)See Note 2 for additional information on intersegment revenue transactions.
We operate primarily in the United States but also in select international markets. The table below summarizes our consolidated revenue from customers in certain geographic locations.

Year ended December 31 (in millions)	2025	2024	2023
United States	$95,143	$96,237	$94,375
United Kingdom	15,182	14,194	13,364
Other	13,382	13,300	13,833
Total revenue	$123,707	$123,731	$121,572
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

71	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation
While a portion of our customers are subject to contracts for their services, which are typically 1 month to 24 months in length, based on our evaluation of the terms of these contracts, we recognize revenue for these services primarily on a basis that is consistent with our customers that are not subject to contracts and recognize revenue as the services are provided on a monthly basis. Installation fees for these customers are deferred and recognized as revenue over the period of benefit to the customer, which is less than a year. Certain international customers are under contracts, with terms typically ranging from rolling monthly to 24 months, depending on the service, and may only discontinue service in accordance with the terms of their contracts. We recognize revenue for these customers as the services are provided over the contract period. At any given time, the amount of future revenue to be earned from these customers related to existing agreements is equal to approximately 10% of our annual Residential Connectivity & Platforms revenue and will generally be recognized within 24 months. Sales commissions are generally expensed as incurred, as the related period of benefit is less than a year. Sales commissions for the international customers under contract are generally deferred and recognized over the respective contract terms.
Our services generally involve customer premise equipment, such as wireless gateways and set-top boxes, that are generally considered part of our services for revenue recognition. We recognize revenue from the sale of devices, including wireless devices and Sky Glass smart televisions, when they are transferred to the customer. Under an equipment installment plan, customers typically have the option to finance wireless devices interest-free over 24 to 36 months for domestic customers and finance wireless devices and Sky Glass smart televisions interest free over 24 to 48 months for international customers. Equipment installment plan receivables under these arrangements are recorded net of imputed interest when the devices are transferred to the customer.
We also have arrangements to sell certain DTC streaming services to our customers. We have concluded we are the sales agent in these arrangements, and we record net commission revenue as earned, which is generally as customers are billed on a monthly basis, within video revenue.
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
Business Services Connectivity Segment
Business Services Connectivity generates revenue from customers who subscribe to a variety of our products and services that are offered to businesses. Our connectivity service offerings for small business locations in the United States primarily include broadband, wireline voice and wireless services that are similar to those provided to our residential customers and include certain other features specific to businesses. Our enterprise solutions offerings for medium-sized customers and larger enterprises also include ethernet network services, advanced voice services and a software-defined networking product. We also have certain business connectivity service offerings in the United Kingdom.

Comcast 2025 Annual Report on Form 10-K	72

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
We have determined that a contract exists for our advertising sales once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and scheduled. Advertisements are generally aired or delivered within one year, once all terms and conditions are agreed upon. Revenue is recognized, net of agency commissions, in the period in which advertisements are aired or delivered and payment occurs thereafter, with payment generally required within 30 days. In some instances, we guarantee audience ratings for the advertisements. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing.
Distribution
Media generates revenue from the distribution of television programming in the United States and internationally to traditional multichannel video providers, such as our Residential Connectivity & Platforms segment, and to virtual multichannel video providers that offer streamed linear television networks. This revenue includes amounts under NBC and Telemundo retransmission consent agreements, and we also receive associated fees from NBC-affiliated and Telemundo-affiliated local broadcast television stations. We also receive subscription fees for our Peacock DTC streaming service either directly from customers or from companies who sell Peacock to customers on our behalf. We have determined that we are principal in these arrangements and in the event we do not have transparency into the pricing charged by a company selling Peacock on our behalf, the amount of revenue recognized is limited to the fees receivable from that company pursuant to our arrangement.
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

73	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation
Theatrical
Studios generates revenue from the worldwide distribution of our produced and acquired films for exhibition in movie theaters. Our arrangements with exhibitors generally entitle us to a percentage of ticket sales. We recognize revenue as the films are viewed and exhibited in theaters and payment generally occurs within 30 days after exhibition.
Theme Parks Segment
Theme Parks generates revenue primarily from guest spending at our Universal theme parks in Orlando, Florida; Hollywood, California; Osaka, Japan; and Beijing, China and at our other destinations and experiences. Guest spending includes ticket sales and in-park spending on food, beverages and merchandise. We also generate revenue from our consumer products business. Additionally, we license the right to use the Universal Studios brand name and other intellectual property and provide other services to third parties, including the party that owns and operates the Universal Studios Singapore theme park on Sentosa Island, Singapore. We recognize revenue from ticket sales when the tickets are used, generally within a year from the date of purchase. For annual passes, we generally recognize revenue on a straight-line basis over the period the pass is available to be used. We recognize revenue from in-park spending and consumer products at the point of sale.
Consolidated Balance Sheets
The table below summarizes our accounts receivable, other balances that are not separately presented in our consolidated balance sheets that relate to the recognition of revenue and collection of the related cash, and deferred costs associated with our contracts with customers.

December 31 (in millions)	2025	2024
Receivables, gross	$14,582	$14,399
Less: Allowance for credit losses	713	738
Receivables, net	$13,869	$13,661
Noncurrent receivables, net (included in other noncurrent assets, net)	$1,924	$1,853
Contract acquisition and fulfillment costs (included in other noncurrent assets, net)(a)	$1,350	$1,184
Noncurrent deferred revenue (included in other noncurrent liabilities)	$621	$665
(a) Amortization of contract acquisition and fulfillment costs totaled $733 million, $716 million and $692 million in 2025, 2024 and 2023, respectively, included in marketing and promotion and other operating and administrative expenses.

Changes in Allowance for Credit Losses
(in millions)	2025	2024	2023
Beginning balance	$738	$698	$736
Current-period provision for expected credit losses	698	747	775
Write-offs charged against the allowance, net of recoveries and other	(722)	(707)	(812)
Ending balance	$713	$738	$698
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

December 31 (in millions)	2025	2024
Receivables, net	$2,096	$1,827
Noncurrent receivables, net (included in other noncurrent assets, net)	1,395	1,225
Total	$3,491	$3,052

Note 4: Programming and Production Costs

Year ended December 31 (in millions)	2025	2024	2023
Video distribution programming	$10,008	$11,428	$12,460
Film and television content:
Owned(a)	9,891	9,617	10,224
Licensed, including sports rights	13,611	14,668	12,619
Other	1,440	1,314	1,459
Total programming and production costs	$34,951	$37,026	$36,762
(a) Amount includes amortization of owned content of $8.0 billion, $7.8 billion and $7.8 billion for the year ended December 31, 2025, 2024 and 2023, respectively, as well as participations and residuals expenses.

Comcast 2025 Annual Report on Form 10-K	74

Comcast Corporation
Video Distribution Programming Expenses
We incur programming expenses related to the license of the rights to distribute or integrate third-party programmed television networks, platforms and related content included in video services we sell to end consumers. Programming is generally acquired under multiyear distribution agreements, with fees typically based on the number of customers receiving the television network programming and a per subscriber fee. Significant judgment is used to allocate the consideration paid under our programming distribution agreements to the rights and services received, which is generally based on estimated relative value. When the agreement includes access to a DTC streaming service and it is made available to our customers, the allocated consideration is netted against video revenue. Programming distribution arrangements are accounted for as executory contracts with expenses generally recognized based on the rates in the agreements, and the arrangements are not subject to impairment.
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
Capitalized Film and Television Costs

December 31 (in millions)	2025	2024
Owned:
In production and in development	$2,896	$3,342
Completed, not released	84	209
Released, less amortization	4,571	4,545
	7,551	8,095
Licensed, including sports advances	4,663	4,446
Film and television costs	$12,214	$12,541
Production tax incentives reduced capitalized owned film and television costs by $516 million and $455 million as of December 31, 2025 and 2024, respectively, and resulted in a reduction of programming and production costs of $696 million, $652 million and $578 million in 2025, 2024 and 2023, respectively. We have receivables related to our production tax incentives of $2.3 billion and $2.2 billion as of December 31, 2025 and 2024, respectively, a majority of which are reflected in other noncurrent assets in our consolidated balance sheets.
The table below summarizes estimated future amortization expense for the capitalized film and television costs recorded in our consolidated balance sheets as of December 31, 2025.

(in millions)	Owned	Licensed
Completed, not released:
2026	$52

Released and licensed content:
2026	$2,261	$3,280
2027	$824	$672
2028	$182	$382
We have future minimum commitments for licensed content that are not recognized in our consolidated balance sheet as of December 31, 2025 totaling $2.6 billion.
The following table summarizes the amount of accrued participation and residual liabilities that we expect to pay during the upcoming operating cycle.

December 31 (in millions)	2025	2024
Current portion of accrued participations and residuals	$1,537	$1,444

75	Comcast 2025 Annual Report on Form 10-K

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

Comcast 2025 Annual Report on Form 10-K	76

Comcast Corporation

Note 5: Income Taxes

Income (Loss) Before Income Taxes
Year ended December 31 (in millions)	2025	2024	2023
Domestic	$26,766	$19,615	$22,164
Foreign	(1,000)	(942)	(1,686)
	$25,766	$18,673	$20,478

Components of Income Tax Expense
Year ended December 31 (in millions)	2025	2024	2023
Current Expense (Benefit):
Federal	$2,286	$2,194	$6,270
State	720	1,115	1,591
Foreign	427	389	249
	3,432	3,698	8,110
Deferred Expense (Benefit):
Federal	2,420	(599)	(2,126)
State	539	(49)	(468)
Foreign	(285)	(253)	(145)
	2,674	(902)	(2,739)
Income tax expense (benefit)	$6,106	$2,796	$5,371
Our income tax expense (benefit) differs from the federal statutory amount because of the effect of the items detailed in the table below.

	2025		2024		2023
Year ended December 31 (in millions)	Amount	%	Amount	%	Amount	%
Federal tax at statutory rate	$5,411	21.0%	$3,921	21.0%	$4,300	21.0%
State and local income tax, net of federal income tax effect(a)	710	2.8%	338	1.8%	426	2.1%
Foreign tax effects	353	1.4%	364	2.0%	461	2.3%
Effect of cross-border tax laws	(81)	(0.3)%	(95)	(0.5)%	(88)	(0.4)%
Tax credits	(280)	(1.1)%	(328)	(1.8)%	(280)	(1.4)%
Nontaxable or nondeductible items	141	0.6%	55	0.3%	90	0.4%
Changes in unrecognized tax benefits	281	1.1%	476	2.6%	459	2.2%
Other
Internal corporate reorganization	(174)	(0.7)%	(1,920)	(10.3)%	—	—%
Other adjustments	(254)	(1.0)%	(16)	(0.1)%	3	—%
Effective tax rate	$6,106	23.7%	$2,796	15.0%	$5,371	26.2%
(a) The majority of the tax effect in this category was attributable to state taxes in Illinois, Florida, New Jersey, New York and Pennsylvania in 2025; California, Illinois and New Jersey in 2024; and California, Illinois, Massachusetts, New Jersey and New York in 2023.
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

77	Comcast 2025 Annual Report on Form 10-K

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
Impact of Federal Legislation
In 2025, legislation was signed into law in the United States that, among other things, provided for immediate deduction of 100% of the costs of qualified property, including significant portions of our capital expenditures and film and television production costs, acquired and placed into service after January 19, 2025, compared to the 40% and 20% deductions that would have applied in 2025 and 2026, respectively, under prior law. The legislation also reinstated the immediate deduction of domestic research and development expenses, retroactive to 2022, repealing the prior requirement to capitalize and amortize such costs over five years. The legislation resulted in a reduction of our income taxes payable of $1.4 billion and a corresponding increase of our net deferred tax liability. There is no material impact to our income tax expense or effective tax rate.

Components of Net Deferred Tax Liability
December 31 (in millions)	2025	2024
Deferred Tax Assets:
Net operating loss and other loss carryforwards(a)	$5,278	$4,415
Advance on sale of investment (see Note 8)	—	2,437
Nondeductible accruals and other	4,493	4,232
Less: Valuation allowance(a)	5,271	4,498
	4,500	6,586
Deferred Tax Liabilities:
Property and equipment and intangible assets	29,561	28,590
Investments	563	934
Debt	1,880	2,055
Other	147	125
	32,152	31,704
Net deferred tax liability	$27,652	$25,118
(a)Includes net operating loss and other loss carryforwards of $2.1 billion related to assets classified as held for sale as of December 31, 2025, for which a full valuation allowance is recognized.

Changes in our Valuation Allowance for Deferred Tax Assets
(in millions)	2025	2024	2023
Beginning balance	$4,498	$3,679	$3,295
Additions charged to income tax expense and other accounts	848	910	469
Deductions from reserves	(75)	(91)	(84)
Ending balance	$5,271	$4,498	$3,679
Changes in our net deferred tax liability in 2025 that were not recorded as deferred income tax expense (benefit) are primarily related to a decrease of $121 million associated with items included in other comprehensive income (loss).

Comcast 2025 Annual Report on Form 10-K	78

Comcast Corporation
As of December 31, 2025, net operating loss and other carryforwards primarily reflects foreign net operating loss carryforwards of $14.0 billion, which primarily relate to our foreign operations in Europe and the majority of which can be carried forward indefinitely. The determination of the realization of the foreign net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, redetermination from taxing authorities, and foreign laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2025 and 2024, our valuation allowance was primarily related to our foreign net operating loss carryforwards.
During 2024, we completed an internal corporate reorganization related to certain foreign subsidiaries, which resulted in a federal net capital loss of $9.1 billion as of December 31, 2024. This capital loss could be carried back and applied against capital gains recognized on our prior federal income tax returns for 2021 through 2023, and as a result, we recognized an income tax benefit and a corresponding refund receivable of $1.9 billion in 2024. In 2025, we received the federal income tax refund as a result of carrying back this capital loss. Deferred federal income tax has not been recognized on the excess of the financial reporting basis over the tax basis in foreign subsidiaries resulting from the reorganization where indefinite reversal criteria have been met. Any liabilities would be recognized upon a taxable disposition of such subsidiaries; however, the determination of the amount of any unrecognized deferred income tax liabilities is not practicable.
Net current federal tax receivables of $2.0 billion were included in other current assets within our consolidated balance sheet as of December 31, 2024. There were no net current federal tax receivables as of December 31, 2025.

Cash Payments for Income Taxes
Year ended December 31 (in millions)	2025	2024	2023
Federal(a)(b)	$(89)	$6,011	$4,208
State	380	742	596
Foreign(c)	464	342	302
Cash payments for income taxes	$755	$7,096	$5,107
(a)Includes $0.6 billion and $1.7 billion for 2025 and 2024, respectively, related to the purchase of third-party transferable tax credits.
(b)Changes in other operating assets and liabilities in the consolidated statements of cash flows included a decrease in current tax receivables for the year ended in December 31, 2025, an increase in current tax receivables and a decrease in current taxes payable for the year ended December 31, 2024, and an increase in current taxes payable for the year ended December 31, 2023.
(c)The year ended December 31, 2025 includes payments of $229 million for Japan.
Uncertain Tax Positions

Reconciliation of Unrecognized Tax Benefits
(in millions)	2025	2024	2023
Gross unrecognized tax benefits, January 1	$2,865	$2,593	$2,161
Additions based on tax positions related to the current year	297	396	546
Additions based on tax positions related to prior years	9	201	1
Reductions for tax positions of prior years	(95)	(268)	(43)
Reductions due to expiration of statutes of limitations	(94)	(29)	(56)
Settlements with tax authorities and other	(55)	(28)	(15)
Gross unrecognized tax benefits, December 31	$2,927	$2,865	$2,593
Our gross unrecognized tax benefits include both amounts related to positions for which we have recorded liabilities for potential payment obligations and those for which tax has been assessed and paid. The amounts exclude the federal benefits on state tax positions that were recorded to deferred income taxes. If we were to recognize our gross unrecognized tax benefits in the future, $2.3 billion would impact our effective tax rate and the remaining amount would increase our deferred income tax liability. The amount and timing of the recognition of any such tax benefit is dependent on the completion of examinations of our tax filings by the various tax authorities and the expiration of statutes of limitations. Accrued interest and penalties associated with our liability for uncertain tax positions were not material in any period presented.
The IRS has completed its examination of our income tax returns for all years through 2022. Various states are examining our state tax returns and the tax years of those tax returns currently under examination vary by state, with most of the periods relating to tax years 2011 and forward. Various foreign jurisdictions are examining our tax returns and the tax years of those tax returns currently under examination vary by country, with most of the periods relating to tax years 2017 and forward.

79	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation

Note 6: Debt

Debt Outstanding
December 31 (in billions)	Weighted-Average Interest Rate as of December 31, 2025(a)	Weighted-Average Interest Rate as of December 31, 2024(a)	2025(b)	2024(b)
Term loans	2.5%	3.2%	$3.2	$3.1
Senior notes with maturities of 5 years or less, at face value	3.3%	3.4%	25.4	26.7
Senior notes with maturities between 5 and 10 years, at face value	4.2%	3.6%	18.7	18.1
Senior notes with maturities greater than 10 years, at face value	3.8%	3.9%	55.4	55.4
Finance lease obligations and other			2.1	1.9
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net			(5.9)	(6.0)
Total debt			98.9	99.1
Less: Current portion			6.0	4.9
Noncurrent portion of debt			$93.0	$94.2
(a)Represents the weighted-average interest rates based on the stated coupon rate. The weighted-average effective interest rate for total debt, including the effects of amortization of debt issuance costs, premiums, discounts and fair value adjustments for acquisition accounting and excluding finance lease obligations and the effects of our derivative financial instruments, was 4.0% as of both December 31, 2025 and 2024.
(b)As of December 31, 2025, included in our outstanding debt were foreign currency denominated senior notes and term loans with principal amounts of £3.3 billion, €8.0 billion and ¥22.3 billion RMB. As of December 31, 2024, included in our outstanding debt were foreign currency denominated senior notes and term loans with principal amounts of £3.3 billion, €8.5 billion and ¥22.3 billion RMB.
Our senior notes are unsubordinated and unsecured obligations and are subject to parent and/or subsidiary guarantees. As of December 31, 2025 and 2024, substantially all of our debt obligations were fixed-rate debt and our debt had an estimated fair value of $90.3 billion and $89.8 billion, respectively. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market value for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Principal Maturities of Term Loans and Senior Notes
(in billions)
2026	$5.8
2027	$4.9
2028	$5.6
2029	$4.7
2030	$4.8
Revolving Credit Facility and Commercial Paper Program
In May 2024, we entered into a new $11.8 billion revolving credit facility with a syndicate of banks, due May 17, 2029, that may be used for general corporate purposes. We may increase the commitments under the facility up to a total of $14.8 billion, as well as extend the expiration date to no later than May 17, 2031, subject to the approval of the lenders. The interest rate consists of a benchmark rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2025, the borrowing margin for borrowings based on the Adjusted Term SOFR Rate, as defined in the agreement, was 0.875%. The facility requires that we maintain a certain financial ratio based on debt and EBITDA, as defined in the agreement. In connection with our entry into the new credit facility, we terminated our prior credit facility dated as of March 30, 2021. Our commercial paper program is supported by this revolving credit facility and provides a lower cost source of borrowing to fund short-term working capital requirements. As of December 31, 2025 and 2024, we had no borrowings outstanding under this revolving credit facility or our commercial paper program. As of December 31, 2025, amounts available under this revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.

Comcast 2025 Annual Report on Form 10-K	80

Comcast Corporation
Letters of Credit and Bank Guarantees
As of December 31, 2025, we and certain of our subsidiaries had undrawn irrevocable standby letters of credit and bank guarantees totaling $313 million to cover potential fundings under various agreements.
Versant Financing
In October 2025, Versant entered into a credit agreement with respect to a $1.0 billion senior secured Term A Loan Facility due January 2031 and a $750 million Revolving Credit Facility due January 2031. As of December 31, 2025, the Term A Loan Facility was not funded and the Versant Revolving Credit Facility was undrawn. Versant also entered into an indenture pursuant to which Versant issued $1.0 billion aggregate principal amount of 7.25% senior secured Notes due January 2031. As of December 31, 2025, the net proceeds from the Notes issuance, plus accrued and unpaid interest, were held in an escrow account and reported as restricted cash within our consolidated balance sheet due to a special mandatory redemption provision that would have required the Notes to be redeemed if the Separation of Versant from Comcast had not been consummated by March 2, 2026.
On January 2, 2026, before the Distribution, Versant entered into a credit agreement with respect to a $1.0 billion Term B Loan Facility due January 2031, and each of the Term A Loan Facility and the Term B Loan Facility was funded. Versant’s $3.0 billion aggregate principal amount of indebtedness consisting of the Notes and borrowings under the Term A Loan Facility and Term B Loan Facility ceased to be consolidated indebtedness of Comcast in connection with the Separation. See Note 16 for additional information on the Separation.
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

		December 31, 2025		December 31, 2024
(in billions)	Designation	Notional	Net Derivative Asset (Liability)	Notional	Net Derivative Asset (Liability)
Foreign Exchange Risk
Foreign Currency Denominated Debt
Cross-currency swaps	Fair value hedge	$2.1	$0.1	$1.9	$(0.1)
Cross-currency swaps	Cash flow hedge	0.8	(0.2)	0.8	(0.2)
Intercompany Loans
Foreign currency forwards	Fair value hedge	1.5	—	1.7	0.1
Net Investments in Foreign Subsidiaries
Foreign currency denominated debt(a)	Net investment hedge	7.3		7.3
Cross-currency swaps	Net investment hedge	1.0	0.2	1.7	0.4
Interest Rate Risk
Fixed-to-variable interest rate swaps	Fair value hedge	$2.5	$(0.1)	$2.5	$(0.2)
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

81	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation

Year ended December 31 (in billions)	2025	2024	2023
Foreign currency transaction gains (losses)	$(0.3)	$—	$(0.2)
Derivative gains (losses)	$0.4	$0.1	$0.3
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

Year ended December 31 (in billions)	2025	2024	2023
Effect of net investment hedges	$(1.0)	$0.9	$0.3

Note 7: Significant Transactions
Acquisitions
In April 2025, we acquired Nitel, a network-as-a-service managed service provider, for total cash consideration of $1.3 billion. The acquisition has enhanced our ability to serve and provide connectivity solutions to enterprise customers. Nitel’s results of operations are included in our consolidated results of operations since the date of acquisition and are reported in our Business Services Connectivity segment. We have recorded Nitel’s assets and liabilities at their estimated fair values with approximately $1.1 billion recorded to goodwill and the remainder primarily attributed to customer relationship intangible assets. The acquisition was not material to our consolidated results of operations.
Assets Held For Sale
In 2025, we entered into an agreement with RTL Group to sell our Sky operations in Germany, subject to various conditions and approvals, and we expect the sale to be completed in 2026. The related assets and liabilities are presented as held for sale as of December 31, 2025, with $892 million of assets included in other current assets and $848 million of liabilities included in accrued expenses and other current liabilities within our consolidated balance sheet. The fair value less cost to sell exceeded the carrying value of the assets and liabilities held for sale as of December 31, 2025.

Note 8: Investments and Variable Interest Entities

Investment and Other Income (Loss), Net
Year ended December 31 (in millions)	2025	2024	2023
Equity in net income (losses) of investees, net	$(591)	$(680)	$789
Realized and unrealized gains (losses) on equity securities, net	(20)	(313)	(130)
Other income (loss), net	10,114	502	592
Investment and other income (loss), net	$9,503	$(490)	$1,252
The amount of unrealized gains (losses), net recognized in 2025, 2024 and 2023 that related to equity securities still held as of the end of each reporting period was $(159) million, $(288) million and $(140) million, respectively.

Investments
December 31 (in millions)	2025	2024
Equity method	$6,674	$7,252
Nonmarketable equity securities	1,049	1,221
Other investments	244	195
Total investments	7,966	8,668
Less: Current investments	14	21
Noncurrent investments	$7,952	$8,647

Comcast 2025 Annual Report on Form 10-K	82

Comcast Corporation
Equity Method
We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies, or in which we hold a partnership or limited liability company interest in an entity with specific ownership accounts, unless we have virtually no influence over the investee’s operating and financial policies. Equity method investments are recorded at cost and are adjusted to recognize our share, based on percentage ownership or other contractual basis, of the investee’s net income or loss after the date of investment; amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets; additional contributions made and dividends or other distributions received; and impairments resulting from other-than-temporary declines in fair value. For some investments, we record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains or losses on the sale of equity method investments are recorded to other income (loss), net. If an equity method investee were to issue additional securities that would change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss to other income (loss), net. Cash distributions received from equity method investments are considered returns on investment and are presented within operating activities in the consolidated statements of cash flows to the extent of cumulative equity in net income of the investee. Additional distributions are presented as investing activities. Distributions presented within operating activities totaled $226 million, $297 million and $217 million in 2025, 2024 and 2023, respectively.
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
We have concluded that Atairos is a VIE, that we do not have the power to direct the activities that most significantly impact the economic performance of Atairos as we have no voting rights and only certain consent rights, and that we are not a related party with our former CFO or the management companies. We therefore do not consolidate Atairos and account for our investment as an equity method investment. Certain distributions retained by Atairos on our behalf are accounted for as advances and classified within other investments. Atairos may pledge our remaining unfunded capital commitment as security to lenders in connection with certain financing arrangements. This has no effect on our funding commitments. There are no other liquidity arrangements, guarantees or other financial commitments between Comcast and Atairos, and therefore our maximum risk of financial loss is our investment balance and our remaining unfunded capital commitment of $1.3 billion as of December 31, 2025.
Atairos follows investment company accounting and records its investments at their fair values each reporting period, with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. In 2025, 2024 and 2023, we made cash capital contributions totaling $130 million, $73 million, and $145 million, respectively, to Atairos. As of December 31, 2025 and 2024, our investment, inclusive of advances classified within other investments, was $4.7 billion and $5.1 billion, respectively.
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

83	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation
the put/call provisions regarding our interest could be exercised in November 2023 (in addition to subsequent periods) and that we would fund our share of prior equity capital calls if the put/call was exercised in November 2023.
In November 2023, we exercised our put right requiring Disney to purchase our interest in Hulu. As a result, in the fourth quarter of 2023, Disney paid us $8.6 billion, representing $9.2 billion for our share of Hulu’s minimum equity value, less $557 million for our share of prior capital calls. Additional proceeds for any excess of the fair value of our interest over the $9.2 billion minimum equity value would be due following final determination of Hulu’s fair value pursuant to a third-party appraisal process. In connection with the transaction, Disney also agreed to share with us 50% of the estimated future tax benefits resulting from the purchase of our interest in Hulu. Because we continued to hold our interest in Hulu, the $9.2 billion payment from Disney was treated as an advance on the sale of our interest in our consolidated balance sheet as of December 31, 2024. The receipt of the minimum proceeds resulted in a tax gain in 2023.
In June 2025, we sold our interest in Hulu and received an additional $439 million from Disney. We recognized a pre-tax gain of $9.4 billion and we also recorded a receivable of $792 million within other current assets and other noncurrent assets, net, relating to our right to receive 50% of the estimated future tax benefits resulting from the transaction.
In 2019, we entered into a financing arrangement with a syndicate of banks whereby we received proceeds of $5.2 billion under a term loan facility, which was fully collateralized by the minimum guaranteed proceeds of the put/call option related to our investment in Hulu. The term loan was due at the earlier of March 2024 or upon receipt of the proceeds under the put/call provisions and was repaid in the fourth quarter of 2023. The repayment is presented in the caption “repayment of collateralized obligation” within financing activities in our consolidated statements of cash flows.
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
Other Investments
Other investments include marketable equity securities, which are investments with readily determinable fair values that are not accounted for under the equity method. The carrying values of marketable equity securities are primarily presented in other current assets, and the changes in fair value between measurement dates are recorded in realized and unrealized gains (losses) on equity securities, net. The fair values of our marketable equity securities are based on Level 1 inputs that use quoted market prices.
Other investments also includes certain short-term instruments with maturities over three months when purchased, such as commercial paper, certificates of deposit and U.S. government obligations, that are generally accounted for at amortized cost. The carrying amounts of these investments approximate their fair values, which are primarily based on Level 2 inputs that use interest rates for instruments with similar terms and remaining maturities. We had no short-term instruments as of December 31, 2025 and December 31, 2024. There were no proceeds from or purchases of short-term instruments in 2025. Proceeds from short-term instruments in 2024 and 2023 were $702 million and $560 million, respectively. Purchases of short-term instruments in 2024 and 2023 were $443 million and $506 million, respectively.
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

Comcast 2025 Annual Report on Form 10-K	84

Comcast Corporation
Consolidated Variable Interest Entity
Universal Beijing Resort
In 2018, we entered into an agreement with a consortium of Chinese state-owned companies to build and operate a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”), which opened in September 2021. We own a 30% interest in Universal Beijing Resort and the construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. The debt financing, which is being provided by a syndicate of Chinese financial institutions, contains certain covenants and a maximum borrowing limit of ¥29.7 billion RMB (approximately $4.2 billion). The debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. As of December 31, 2025, Universal Beijing Resort had $3.6 billion of debt outstanding, including $3.2 billion principal amount of a term loan outstanding under the debt financing agreement. As of December 31, 2024, Universal Beijing Resort had $3.4 billion of debt outstanding, including $3.0 billion principal amount of a term loan outstanding under the debt financing agreement.
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
As of December 31, 2025, our consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.4 billion and $7.3 billion, respectively. As of December 31, 2024, our consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.3 billion and $7.0 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.

Note 9: Property and Equipment

December 31 (in billions)	Weighted-Average Original Useful Life as of December 31, 2025	2025	2024
Distribution systems	11 years	$50.9	$47.8
Customer premise equipment	6 years	21.8	23.2
Buildings, theme park infrastructure and leasehold improvements	30 years	26.9	22.1
Other equipment	13 years	22.1	18.1
Construction in process	N/A	2.4	8.6
Land	N/A	2.3	2.2
Property and equipment, at cost		126.4	122.1
Less: Accumulated depreciation		60.8	59.5
Property and equipment, net		$65.7	$62.5

Property and Equipment by Geographic Location
December 31 (in billions)	2025	2024
United States	$55.9	$52.6
Other	9.8	10.0
Property and equipment, net	$65.7	$62.5
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
We capitalize the costs associated with the construction of and improvements to our HFC network, including scalable infrastructure and line extensions; costs associated with acquiring and deploying new customer premise equipment; and certain costs associated with installation of our services, including the customer’s connection to our network, in accordance with accounting guidance related to property and equipment as well as for cable television companies. Costs capitalized include all

85	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation
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

Note 10: Goodwill and Intangible Assets

Goodwill

(in billions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Balance, December 31, 2023
Goodwill	$34.5	$2.2	$21.9	$3.7	$5.4	$67.8
Accumulated impairment losses	(6.3)	—	(2.2)	—	—	(8.5)
	$28.2	$2.2	$19.7	$3.7	$5.4	$59.3
Foreign currency translation and other	(0.4)	—	(0.2)	—	(0.5)	(1.0)
Balance, December 31, 2024
Goodwill	$33.9	$2.2	$21.7	$3.7	$5.0	$66.4
Accumulated impairment losses	(6.1)	—	(2.2)	—	—	(8.2)
	$27.8	$2.2	$19.5	$3.7	$5.0	$58.2
Acquisitions	—	1.1	—	—	—	1.1
Foreign currency translation and other	1.5	—	0.5	—	—	2.1
Balance, December 31, 2025
Goodwill	$36.0	$3.4	$22.4	$3.7	$5.0	$70.6
Accumulated impairment losses	(6.7)	—	(2.4)	—	—	(9.0)
	$29.3	$3.4	$20.1	$3.7	$5.0	$61.5
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

Comcast 2025 Annual Report on Form 10-K	86

Comcast Corporation

Intangible Assets
		2025		2024
December 31 (in billions)	Weighted-Average Original Useful Life as of December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59.4		$59.4
FCC licenses	N/A	2.8		2.8
Total		$62.2		$62.2

Finite-Lived Intangible Assets:
Customer relationships	13 years	$21.4	$(17.9)	$20.5	$(15.1)
Software	5 years	25.8	(18.1)	24.9	(16.2)
Other agreements and rights	28 years	11.8	(3.4)	11.4	(2.7)
Total		$59.0	$(39.4)	$56.8	$(34.0)
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

Estimated Amortization Expense
(in billions)
2026	$2.8
2027	$0.6
2028	$0.6
2029	$0.6
2030	$0.5

87	Comcast 2025 Annual Report on Form 10-K

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

Note 11: Employee Benefit Plans
Deferred Compensation Plans

As of and for the year ended December 31 (in millions)	2025	2024	2023
Benefit obligation	$5,097	$4,812	$4,507
Interest expense	$374	$370	$341
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
We have purchased life insurance policies to recover a portion of the future payments related to our deferred compensation plans. As of December 31, 2025 and 2024, the cash surrender value of these policies, which is recorded to other noncurrent assets, net, was $662 million and $566 million, respectively.
Pension and Postretirement Benefit Plans
We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2025, 2024 and 2023, expenses related to these plans totaled $662 million, $661 million and $650 million, respectively.
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

Comcast 2025 Annual Report on Form 10-K	88

Comcast Corporation

Shares of Common Stock Outstanding
(in millions)	Class A	Class B
Balance, December 31, 2022	4,211	9
Stock compensation plans	14	—
Repurchases and retirements of common stock	(262)	—
Employee stock purchase plans	7	—
Balance, December 31, 2023	3,969	9
Stock compensation plans	14	—
Repurchases and retirements of common stock	(212)	—
Employee stock purchase plans	6	—
Balance, December 31, 2024	3,778	9
Stock compensation plans	14	—
Repurchases and retirements of common stock	(205)	—
Employee stock purchase plans	8	—
Balance, December 31, 2025	3,595	9

Weighted-Average Common Shares Outstanding
Year ended December 31 (in millions)	2025	2024	2023
Weighted-average number of common shares outstanding – basic	3,699	3,885	4,122
Effect of dilutive securities	10	24	25
Weighted-average number of common shares outstanding – diluted	3,709	3,908	4,148
Antidilutive securities	237	184	169
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
Treasury Stock
On December 15, 2025, we amended our Amended and Restated Articles of Incorporation (the “Articles”) in connection with the Separation of Versant by designating a new Class A Equivalent Preferred Stock (the “Preferred Stock”) and entering into an agreement with certain of our wholly-owned subsidiaries pursuant to which we issued 872,791.0278 shares of Preferred Stock, which was classified as treasury stock, in exchange for an aggregate 872,791,028 shares of Class A Common Stock held by such subsidiaries. This exchange was designed to ensure that our subsidiaries did not receive shares of Versant Class A Common stock in connection with the Separation. On January 9, 2026, all of the shares of Preferred Stock were automatically redeemed in exchange for 919,026,355 shares of our Class A Common Stock and no Preferred Stock is currently outstanding. On January 30, 2026, we amended the Articles to eliminate the provisions that had designated the Preferred Stock. As a result, the 872,791.0278 shares of Preferred Stock held as of December 31, 2025 are presented on a post-Separation basis as 919,026,355 shares of Class A Common Stock and classified as treasury stock in all periods presented in our consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)
December 31 (in millions)	2025	2024
Cumulative translation adjustments	$(247)	$(2,474)
Deferred gains (losses) on cash flow hedges	44	106
Unrecognized gains (losses) on employee benefit obligations and other	195	325
Accumulated other comprehensive income (loss), net of deferred taxes	$(8)	$(2,043)

89	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation

Note 13: Share-Based Compensation

Year ended December 31 (in millions)	2025	2024	2023
Share-based compensation expense	$1,108	$1,069	$1,021
Related income tax benefit	$181	$222	$203
Our share-based compensation plans consist primarily of awards of RSUs and stock options to certain employees and directors as part of our long-term incentive compensation structure. Awards generally vest over a period of 5 years and, in the case of stock options, have a 10 year term. RSUs include performance stock units awarded to certain senior executives with vesting after 3 years based upon the achievement of certain performance conditions. These performance stock units are not material to our consolidated results of operations in any period presented. As of December 31, 2025, virtually all of our stock options outstanding were net settled stock options, which result in fewer shares being issued and no cash proceeds being received by us when the options are exercised. Additionally, eligible employees may purchase shares of our common stock at a discount under our employee stock purchase plans.

Stock Options and Restricted Share Units
As of December 31, 2025, unless otherwise stated (in millions, except per share data)	Stock Options	RSUs
Awards granted during 2025	1	46
Weighted-average exercise price of awards granted during 2025	$35.98
Stock options outstanding and unvested RSUs	204	78
Weighted-average exercise price of stock options outstanding	$41.93
Weighted-average fair value at grant date of unvested RSUs		$37.71
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

Year ended December 31	2025	2024	2023
RSUs fair value	$34.49	$42.23	$37.14
Stock options fair value	$7.21	$9.93	$8.41
Stock Option Valuation Assumptions:
Dividend yield	3.7%	2.9%	3.2%
Expected volatility	25.3%	24.8%	26.2%
Risk-free interest rate	4.0%	4.2%	4.2%
Expected option life (in years)	5.9	5.1	5.9
As of December 31, 2025, we had unrecognized pre-tax compensation expense of $2.1 billion related to unvested RSUs and unvested stock options that will be recognized over a weighted-average period of approximately 1.5 years.

Note 14: Supplemental Financial Information

Cash Payments for Interest
Year ended December 31 (in millions)	2025	2024	2023
Interest	$3,871	$3,657	$3,711
Noncash Activities
During 2025:
•we acquired $1.9 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.33 per common share to be paid in February 2026

Comcast 2025 Annual Report on Form 10-K	90

Comcast Corporation
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

December 31 (in millions)	2025	2024
Cash and cash equivalents	$9,481	$7,322
Restricted cash included in other current assets and other noncurrent assets, net(a)	1,078	55
Cash, cash equivalents and restricted cash, end of year	$10,559	$7,377
(a)Restricted cash in other current assets as of December 31, 2025 includes the net proceeds from Versant’s issuance of $1.0 billion aggregate principal amount of 7.25% senior secured notes, plus accrued and unpaid interest, which were held in an escrow account due to a special mandatory redemption if the Separation of Versant from Comcast had not been consummated by March 2, 2026. These funds were transferred to Versant upon Separation on January 2, 2026 (see Notes 6 and 16).
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
For our operating leases recorded in the balance sheets, lease expense is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. In 2025, 2024 and 2023, operating lease expenses, inclusive of short-term and variable lease expenses, recognized in our consolidated statements of income were each $1.2 billion.

Operating Lease Assets and Liabilities Recorded in our Consolidated Balance Sheets
December 31 (in millions)	2025	2024
Other noncurrent assets, net	$5,287	$5,524
Accrued expenses and other current liabilities	$686	$751
Other noncurrent liabilities	$5,410	$5,569

91	Comcast 2025 Annual Report on Form 10-K

Comcast Corporation

Future Minimum Lease Commitments for Operating Leases
(in millions)	December 31, 2025
2026	$889
2027	840
2028	703
2029	494
2030	382
Thereafter	6,337
Total future minimum lease payments	9,646
Less: imputed interest	(3,549)
Total liability	$6,097
The weighted-average remaining lease terms for operating leases and the weighted-average discount rates used to calculate our operating lease liabilities as of December 31, 2025 were 18 years and 4.2%, respectively, and as of December 31, 2024 were 17 years and 4.2%, respectively.
In 2025, 2024 and 2023, cash payments for operating leases recorded in the consolidated balance sheets were $1.0 billion, $1.0 billion and $963 million, respectively. Lease assets and liabilities associated with operating leases entered into or modified were not material in any period presented.
Contractual Obligation
We are party to a contractual obligation that involves an interest held by a third party in the revenue of certain theme parks. The arrangement provides the counterparty with the right to periodic payments associated with current period revenue which are recorded as an operating expense, and beginning in June 2017, the option to require NBCUniversal to purchase the interest for cash in an amount based on a contractual formula. The contractual formula is based on an average of specified historical theme park revenue at the time of exercise, which amount could be significantly higher than our carrying value. As of December 31, 2025, our carrying value was $1.1 billion, and the estimated value of the contractual obligation was $1.9 billion based on inputs to the contractual formula as of that date.
Contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such proceedings and claims is not expected to materially affect our results of operations, cash flows or financial position, any such legal proceedings or claims could be time-consuming and injure our reputation.

Note 16: Subsequent Events
On January 2, 2026, we completed the previously announced separation of Versant into an independent, publicly traded company with its Class A common stock listed on The Nasdaq Stock Market LLC under the ticker symbol “VSNT.” The Versant business is comprised of certain of our former cable television networks, including MS NOW (formerly MSNBC), CNBC, USA Network, Golf Channel, E!, SYFY and Oxygen, and complementary digital platforms, including GolfNow, Fandango, Rotten Tomatoes and SportsEngine.
The Separation was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes and achieved through the transfer of assets and liabilities comprising the Versant business to Versant and its subsidiaries, followed by the distribution on January 2, 2026 of 100% of the shares of Versant common stock to Comcast shareholders in which each Comcast shareholder received 1 share of Versant common stock for every 25 shares of Comcast common stock owned as of the close of business on the record date of December 16, 2025. Because the Versant business was not historically operated as a distinct business unit or division of Comcast, we undertook a series of corporate reorganization transactions in anticipation of the Separation.
As part of the Separation, we entered into a Separation and Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, an Employee Matters Agreement and several other agreements with Versant to effect the Separation and provide a framework for our relationship with Versant after the Separation.
Following the Separation, Comcast does not beneficially own any equity interest in Versant and will no longer consolidate the results of the Versant business into our consolidated financial results. The results of operations and cash flows for the Versant business are included in our consolidated statements of income and statements of cash flows through the Separation date.

Comcast 2025 Annual Report on Form 10-K	92

Comcast Corporation
On the Separation date, Versant distributed to us $2.25 billion of cash, which was funded by the net proceeds from the issuance of the Notes and a portion of the proceeds of Versant’s borrowings under the Term A Loan Facility and Term B Loan Facility (see Note 6). The proceeds from the distribution, together with cash on hand, were used for the redemption on January 15, 2026 of all outstanding amounts of our 3.15% Notes due March 2026, including accrued and unpaid interest, totaling approximately $2.1 billion and all outstanding amounts of our 5.35% Notes due November 2027, including accrued and unpaid interest, totaling approximately $650 million.

93	Comcast 2025 Annual Report on Form 10-K

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
Management’s annual report on internal control over financial reporting
Refer to Management’s Report on Internal Control Over Financial Reporting on page 59.
Attestation report of the registered public accounting firm
Refer to Report of Independent Registered Public Accounting Firm on page 60.
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
Item 9B: Other Information
Appointment of Gordon Smith
On January 28, 2026, Gordon Smith was appointed as a director of the Company effective February 4, 2026. The Company’s Board of Directors has determined that Mr. Smith is independent in accordance with applicable Nasdaq rules and the Company’s corporate governance guidelines.
Mr. Smith served as Co-President and Chief Operating Officer of JPMorgan Chase & Co. from 2018 to 2022. Mr. Smith joined Chase in 2007, serving first as CEO of Chase Card Services until 2011, then as CEO of Auto Finance and Student Lending until 2012, before becoming CEO of Consumer and Community Banking from 2012 to 2021. Prior to that, he served in various leadership roles at American Express, including in the U.S. Domestic Consumer Card and Global Commercial Card businesses. He has served as a director of Choice Hotels International, Inc. since 2022 and Humana, Inc. since 2024. He also currently serves as an operating advisor at Clayton, Dubilier & Rice, LLC.
Mr. Smith’s daughter is an employee of NBCUniversal. In 2025, she received approximately $272,000 in compensation and also participated in employee benefit plans on the same basis as other similarly situated employees. Mr. Smith will receive compensation in accordance with the Company’s Non-Employee Director Compensation Plan, filed as Exhibit 10.1 to this Annual Report on Form 10-K, is not yet appointed to any committees, and has entered into the Company’s standard form of director indemnification agreement.
Elimination of Class A Equivalent Preferred Stock
As previously announced, we amended our Amended and Restated Articles of Incorporation (the “Articles”) on December 15, 2025 in connection with our spin-off of Versant by filing with the Department of State of the Commonwealth of Pennsylvania Articles of Amendment (the “Designation Amendment,” filed as Exhibit 3.1.1 to this Annual Report on Form 10-K) to designate a new Class A Equivalent Preferred Stock (the “Preferred Stock”). Because all of the shares of Preferred Stock were automatically redeemed on January 9, 2026 in exchange for shares of our Class A Common Stock at the redemption rate set forth in the Designation Amendment, no Preferred Stock is currently outstanding. As a result, on January 30, 2026, we amended the Articles by filing with the Department of State of the Commonwealth of Pennsylvania Articles of Amendment (the “Elimination Amendment”) to eliminate the provisions that had designated the Preferred Stock. A copy of the Elimination Amendment, which was previously adopted by resolution of the Board of Directors, is filed as Exhibit 3.1.2 to this Annual Report on Form 10-K.

Comcast 2025 Annual Report on Form 10-K	94

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

95	Comcast 2025 Annual Report on Form 10-K

Part III
Item 10: Directors, Executive Officers and Corporate Governance
Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders. We refer to this proxy statement as the 2026 Proxy Statement.
The term of office of each of our executive officers continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure, as of the date hereof.

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	66	1986	Chairman and Co-Chief Executive Officer
Michael J. Cavanagh	60	2015	Co-Chief Executive Officer
Jason S. Armstrong	49	2023	Chief Financial Officer
Jennifer Khoury	52	2023	Chief Communications Officer
Thomas J. Reid	61	2019	Chief Legal Officer and Secretary
Brian L. Roberts has served as a director and as Chairman of the Board and a Chief Executive Officer for more than five years. Mr. Roberts previously served as President until October 2022. As of December 31, 2025, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of common stock. He is a son of our late founder, Mr. Ralph J. Roberts.
Michael J. Cavanagh has served as Co-Chief Executive Officer since January 2026. Mr. Cavanagh has served as President since October 2022 and previously served as Chief Financial Officer between July 2015 and January 2023. Prior to joining our company, Mr. Cavanagh had been Co-President and Co-Chief Operating Officer for The Carlyle Group, a global investment firm, since 2014. Prior to that, Mr. Cavanagh was the Co-Chief Executive Officer of the Corporate & Investment Bank of JPMorgan Chase & Co. from 2012 until 2014, the Chief Executive Officer of JPMorgan Chase & Co.’s Treasury & Securities Services business from 2010 to 2012, and the Chief Financial Officer of JPMorgan Chase & Co. from 2004 to 2010. Mr. Cavanagh has served on our Board of Directors since January 2026.
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
Item 11: Executive Compensation
We incorporate the information required by this item by reference to our 2026 Proxy Statement.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate the information required by this item by reference to our 2026 Proxy Statement.

Comcast 2025 Annual Report on Form 10-K	96

Item 13: Certain Relationships and Related Transactions, and Director Independence
We incorporate the information required by this item by reference to our 2026 Proxy Statement.
Item 14: Principal Accountant Fees and Services
We incorporate the information required by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), by reference to our 2026 Proxy Statement.

97	Comcast 2025 Annual Report on Form 10-K

Part IV
Item 15: Exhibits and Financial Statement Schedules
(a) Our consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Comcast’s consolidated financial statements are found on page 58 of this report. Financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
(b) Exhibits required to be filed by Item 601 of Regulation S-K (all of which are under Commission File No. 001-32871, except as otherwise noted):

3.1	Amended and Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Current Report on Form 8-K filed on December 15, 2025).

3.1.1
Amendment to Amended and Restated Articles of Incorporation designating Class A Equivalent Preferred Stock (incorporated by reference to Exhibit 3.2 to Comcast’s Current Report on Form 8-K dated December 15, 2025).

3.1.2	Amendment to Amended and Restated Articles of Incorporation eliminating Class A Equivalent Preferred Stock.

3.2	Amended and Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.2 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Indenture, dated January 7, 2003, between Comcast Corporation, the subsidiary guarantor party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.3	First Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003 (incorporated by reference to Exhibit 4.5 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4	Second Supplemental Indenture, dated August 31, 2009, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon, as Trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 (incorporated by reference to Exhibit 4.1 to Comcast’s Current Report on Form 8-K filed on September 2, 2009).

4.5	Third Supplemental Indenture, dated March 27, 2013, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 and a second Supplemental Indenture dated August 31, 2009 (incorporated by reference to Exhibit 4.4 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.6	Fourth Supplemental Indenture, dated October 1, 2015, to the Indenture dated January 7, 2003 between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, as supplemented by a First Supplemental Indenture dated March 25, 2003, a second Supplemental Indenture dated August 31, 2009 and a Third Supplemental Indenture dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.7	Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Comcast’s Registration Statement on Form S-3 filed September 18, 2013).

4.8	First Supplemental Indenture dated as of November 17, 2015, to the Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Post Effective Amendment No. 2 to Comcast’s Registration Statement on Form S-3 filed November 23, 2015).

4.9	Second Supplemental Indenture dated as of July 29, 2022, to the Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee, as supplemented by a First Supplemental Indenture dated November 17, 2015 (incorporated by reference to Exhibit 4.4 to Comcast’s Registration Statement on Form S-3 filed July 29, 2022).

Comcast 2025 Annual Report on Form 10-K	98

4.10	Indenture, dated as of April 30, 2010, between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC (Commission File No. 333-174175) filed on May 13, 2011).

4.11	First Supplemental Indenture, dated March 27, 2013, to the Indenture between NBCUniversal Media, LLC (f/k/a NBC Universal, Inc.) and The Bank of New York Mellon, as trustee, dated April 30, 2010 (incorporated by reference to Exhibit 4.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.12	Second Supplemental Indenture, dated October 1, 2015, to the Indenture dated April 30, 2010 between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee, as supplemented by a First Supplemental Indenture dated March 27, 2013 (incorporated by reference to Exhibit 4.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.13	Trust Deed dated September 5, 2014 among BSKYB Finance UK plc, British Sky Broadcasting Group plc, the initial guarantors party thereto and BNY Mellon Corporate Trustee Services Limited, as trustee (incorporated by reference to Exhibit 4.13 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.14	Supplemental Trust Deed dated March 18, 2015 among Sky Group Finance plc (f/k/a BSKYB Finance UK plc), Sky plc (f/k/a British Sky Broadcasting Group plc), the initial guarantors party thereto and BNY Mellon Corporate Trustee Services Limited, as trustee (incorporated by reference to Exhibit 4.14 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.15	Description of Comcast Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act.

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

4.16	Registration Rights Agreement, dated as of October 2, 2025 (incorporated by reference to Exhibit 4.2 to Comcast’s Current Report on Form 8-K filed on October 2, 2025).

4.17	Registration Rights Agreement, dated as of October 9, 2025 (incorporated by reference to Exhibit 4.2 to Comcast’s Current Report on Form 8-K filed on October 9, 2025).

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

10.2*	Comcast Select Deferred Compensation Plan, as amended and restated effective December 31, 2025.

10.3*	Comcast Corporation 2003 Stock Option Plan, as amended and restated effective October 21, 2025.

10.4*
Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective March 1, 2021 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.5*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective December 31, 2025.

10.6*
Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective May 14, 2024 (incorporated by reference to Exhibit 10.6 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.7*	Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 18, 2015 (incorporated by reference to Exhibit 10.11 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.8*
Comcast Corporation Non-Employee Director Compensation Plan, as amended and restated effective July 23, 2025 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.9*
Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective May 14, 2024 (incorporated by reference to Exhibit 10.9 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.10*
Comcast-NBCUniversal 2011 Employee Stock Purchase Plan, as amended and restated effective June 18, 2025 (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed June 20, 2025).

10.11*	Comcast Corporation 2023 Omnibus Equity Incentive Plan, as amended and restated effective October 21, 2025.

99	Comcast 2025 Annual Report on Form 10-K

10.12*	Employment Agreement with Brian L. Roberts, dated as of July 26, 2017 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.13*	Amendment No. 1 to Employment Agreement with Brian L. Roberts, dated as of December 16, 2019 (incorporated by reference to Exhibit 10.20 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.14*	Employment Agreement dated as of December 19, 2025 between Comcast Corporation and Michael J. Cavanagh.

10.15*	Employment Agreement dated as of January 6, 2023 between Comcast Corporation and Jason S. Armstrong (incorporated by reference to Exhibit 10.16 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2022).

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

10.18*
Form of Non-Qualified Stock Option and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2003 Stock Option Plan (incorporated by reference to Exhibit 10.18 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.19*
Form of Non-Qualified Stock Option and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2023 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

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

10.22*
Form of Performance-Based Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule (incorporated by reference to Exhibit 10.22 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.23*	Form of Time-Based Restricted Stock Unit Award (incorporated by reference to Exhibit 10.23 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.24*	Form of Airplane Time Sharing Agreement (incorporated by reference to Exhibit 10.60 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.25*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

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

10.28
Second Amendment dated February 26, 2024 to Fourth Amended and Restated Shareholders Agreement, dated as of April 15, 2022, among Atairos Group, Inc., Comcast AG Holdings, LLC, Atairos Partners, L.P. and Atairos Management, L.P. (incorporated by reference to Exhibit 10.28 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

10.29	Consultant Agreement, dated as of January 20, 1987, between Steven Spielberg and Universal City Florida Partners (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.30	Amendment dated February 5, 2001 to the Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

Comcast 2025 Annual Report on Form 10-K	100

10.31	Amendment to the Consultant Agreement, dated as of October 18, 2009, between Steven Spielberg, Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.32	Letter Agreement dated July 15, 2003, among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

19	Comcast Corporation Insider Trading Policies (incorporated by reference to Exhibit 19 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

21	List of subsidiaries.

22
Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant (incorporated by reference to Exhibit 22 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2024).

23	Consent of Deloitte & Touche LLP.

31	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Comcast Corporation Recoupment Policy (incorporated by reference to Exhibit 97 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2023).

101
The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 3, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Statements of Income; (2) the Consolidated Statements of Comprehensive Income; (3) the Consolidated Statements of Cash Flows; (4) the Consolidated Balance Sheets; (5) the Consolidated Statements of Changes in Equity; and (6) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document)
*	Constitutes a management contract or compensatory plan or arrangement.

Item 16: Form 10-K Summary
None.

101	Comcast 2025 Annual Report on Form 10-K

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 3, 2026.

By:	/s/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and Co-Chief Executive Officer

By:	/s/ MICHAEL J. CAVANAGH
Michael J. Cavanagh
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN L. ROBERTS	Chairman and Co-Chief Executive Officer; Director (Principal Executive Officer)	February 3, 2026
Brian L. Roberts

/s/ MICHAEL J. CAVANAGH	Co-Chief Executive Officer; Director (Principal Executive Officer)	February 3, 2026
Michael J. Cavanagh

/s/ JASON S. ARMSTRONG	Chief Financial Officer (Principal Financial Officer)	February 3, 2026
Jason S. Armstrong

/s/ DANIEL C. MURDOCK	Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 3, 2026
Daniel C. Murdock

/s/ KENNETH J. BACON	Director	February 3, 2026
Kenneth J. Bacon

/s/ THOMAS J. BALTIMORE, JR.	Director	February 3, 2026
Thomas J. Baltimore, Jr.

/s/ LOUISE F. BRADY	Director	February 3, 2026
Louise F. Brady

/s/ MADELINE S. BELL	Director	February 3, 2026
Madeline S. Bell

/s/ EDWARD D. BREEN	Director	February 3, 2026
Edward D. Breen

/s/ JEFFREY A. HONICKMAN	Director	February 3, 2026
Jeffrey A. Honickman

/s/ WONYA Y. LUCAS	Director	February 3, 2026
Wonya Y. Lucas

/s/ ASUKA NAKAHARA	Director	February 3, 2026
Asuka Nakahara

Comcast 2025 Annual Report on Form 10-K	102