Form 10-Q
period 2026-03-31
COMCAST CORP
filed 2026-04-23
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 15, 2026, there were 3,562,784,182 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2026. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
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
Our businesses may be affected by, among other things, the following:
•our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively
•changes in consumer behavior continue to adversely affect our businesses and challenge existing business models
•a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses
•our success depends on consumer acceptance of our content, and our businesses may be adversely affected if our content fails to achieve sufficient consumer acceptance
•programming expenses for our video services are increasing on a per subscriber basis, which could adversely affect our video businesses
•the loss of programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses
•our businesses depend on using and protecting certain intellectual property rights and on not infringing, misappropriating or otherwise violating the intellectual property rights of others
•we may be unable to obtain necessary hardware, software and operational support
•our businesses depend on keeping pace with technological developments
•a cyber attack, information or security breach, or technology disruption or failure may negatively impact our ability to conduct our business or result in the misuse of confidential information, all of which could adversely affect our business, reputation or results of operations
•weak economic conditions may have a negative impact on our businesses
•acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated
•we face risks relating to doing business internationally that could adversely affect our businesses
•natural disasters, severe weather and other uncontrollable events could adversely affect our business, reputation and results of operations
•the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses
•labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses
•if the Separation does not qualify as non-taxable, we and/or holders of our common stock could be subject to significant tax liability
•we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses
•unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures
•our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and Co-CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Revenue	$31,457	$29,887
Costs and Expenses:
Programming and production	10,884	8,415
Marketing and promotion	2,164	2,071
Other operating and administrative	10,408	9,893
Depreciation	2,333	2,231
Amortization	1,533	1,618
Total costs and expenses	27,321	24,228
Operating income	4,135	5,658
Interest expense	(1,094)	(1,050)
Investment and other income (loss), net	(309)	(116)
Income before income taxes	2,733	4,492
Income tax expense	(706)	(1,196)
Net income	2,027	3,296
Less: Net income (loss) attributable to noncontrolling interests	(147)	(79)
Net income attributable to Comcast Corporation	$2,174	$3,375
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.60	$0.90
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.60	$0.89
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$2,027	$3,296
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $(31) and $74	(405)	948
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(2) and $1	14	(20)
Realized (gains) losses reclassified to net income, net of deferred taxes of $(2) and $5	7	(20)
Employee benefit obligations and other, net of deferred taxes of $6 and $18	(7)	(56)
Other comprehensive income (loss)	(389)	851
Comprehensive income	1,638	4,147
Less: Net income (loss) attributable to noncontrolling interests	(147)	(79)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	4
Comprehensive income attributable to Comcast Corporation	$1,783	$4,222
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating Activities
Net income	$2,027	$3,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,865	3,849
Share-based compensation	427	382
Noncash interest expense (income), net	134	130
Net (gain) loss on investment activity and other	263	231
Deferred income taxes	730	(43)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(1,376)	935
Film and television costs, net	375	(123)
Accounts payable and accrued expenses related to trade creditors	1,119	(35)
Other operating assets and liabilities	(673)	(327)
Net cash provided by operating activities	6,891	8,294
Investing Activities
Capital expenditures	(2,351)	(2,252)
Cash paid for intangible assets	(639)	(622)
Construction of Universal Beijing Resort	—	(2)
Proceeds from sales of businesses and investments	32	43
Purchases of investments	(237)	(145)
Other	276	19
Net cash provided by (used in) investing activities	(2,919)	(2,958)
Financing Activities
Proceeds from borrowings	1,990	—
Repurchases and repayments of debt	(3,182)	(636)
Repurchases of common stock under repurchase program and employee plans	(1,502)	(2,240)
Dividends paid	(1,248)	(1,224)
Cash transferred to Versant, net	(750)	—
Other	(316)	24
Net cash provided by (used in) financing activities	(5,008)	(4,075)
Impact of foreign currency on cash, cash equivalents and restricted cash	(6)	14
Increase (decrease) in cash, cash equivalents and restricted cash	(1,042)	1,275
Cash, cash equivalents and restricted cash, beginning of period	10,559	7,377
Cash, cash equivalents and restricted cash, end of period	$9,517	$8,652
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$9,468	$9,481
Receivables, net	14,078	13,869
Other current assets	5,275	6,217
Total current assets	28,822	29,567
Film and television costs	11,047	12,214
Investments	7,450	7,952
Property and equipment, net of accumulated depreciation of $61,274 and $60,754	65,472	65,680
Goodwill	53,374	61,502
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $31,234 and $39,362	20,418	22,474
Other noncurrent assets, net	14,054	13,877
Total assets	$260,002	$272,631
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,977	$11,058
Deferred revenue	4,006	4,097
Accrued expenses and other current liabilities	11,932	12,410
Current portion of debt	5,394	5,958
Total current liabilities	33,308	33,524
Noncurrent portion of debt	89,218	92,979
Deferred income taxes	28,227	27,788
Other noncurrent liabilities	20,708	20,965
Commitments and contingencies
Redeemable noncontrolling interests	205	224
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 4,486,450,788 and 4,513,794,607; outstanding, 3,567,424,433 and 3,594,768,252	45	45
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,543	37,709
Retained earnings	58,602	66,675
Treasury stock, 919,026,355 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(399)	(8)
Total Comcast Corporation shareholders’ equity	88,274	96,903
Noncontrolling interests	61	249
Total equity	88,335	97,151
Total liabilities and equity	$260,002	$272,631
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Redeemable Noncontrolling Interests
Balance, beginning of period	$224	$237
Contributions from (distributions to) noncontrolling interests, net	17	3
Other	5	—
Net income (loss)	(40)	4
Balance, end of period	$205	$244

Class A Common Stock
Balance, beginning of period	$45	$47
Repurchases of common stock under repurchase program and employee plans	—	—
Balance, end of period	$45	$46

Class B Common Stock
Balance, beginning and end of period	$—	$—

Additional Paid-In Capital
Balance, beginning of period	$37,709	$38,102
Share-based compensation	409	345
Repurchases of common stock under repurchase program and employee plans	(591)	(664)
Issuances of common stock under employee plans	17	50
Balance, end of period	$37,543	$37,832

Retained Earnings
Balance, beginning of period	$66,675	$56,972
Repurchases of common stock under repurchase program and employee plans	(947)	(1,620)
Dividends declared	(1,188)	(1,254)
Separation of Versant (see Note 6)	(8,111)	—
Net income	2,174	3,375
Balance, end of period	$58,602	$57,473

Treasury Stock at Cost
Balance, beginning and end of period	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(8)	$(2,043)
Other comprehensive income (loss)	(391)	847
Balance, end of period	$(399)	$(1,197)

Noncontrolling Interests
Balance, beginning of period	$249	$477
Other comprehensive income (loss)	2	4
Contributions from (distributions to) noncontrolling interests, net	27	20
Separation of Versant (see Note 6)	(110)	—
Net income (loss)	(107)	(83)
Balance, end of period	$61	$418
Total equity	$88,335	$87,056
Cash dividends declared per common share	$0.33	$0.33
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2025 Annual Report on Form 10-K.
On January 2, 2026 (the “Separation date”), we completed the previously announced separation of Versant Media Group, Inc. (“Versant”) into an independent publicly traded company comprised of select cable television networks and complementary digital platforms through a tax-free spin-off (the “Separation”). The Separation did not meet the criteria to be presented as a discontinued operation, and Versant’s results are included in our results of operations for the three months ended March 31, 2025. See Note 6 for additional information.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 2 for a discussion of the changes in our presentation of segment operating results. See Note 3 for a discussion of the changes in our presentation of disaggregated revenue.
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
Interim Reporting
In December 2025, the FASB issued updated accounting guidance on interim reporting. The updated guidance establishes a principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity, as well as clarifies the applicability of interim disclosure requirements. The guidance does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The guidance is effective for us as of January 1, 2028, and early adoption is permitted. We are currently evaluating the impact the adoption of the new accounting guidance will have on our disclosures.

Comcast Corporation
Note 2: Segment Information
We are a global media and technology company with five segments: Residential Connectivity & Platforms, Business Services Connectivity, Media, Studios and Theme Parks. Beginning in the first quarter of 2026, we updated the composition of our segments to align with the segment-level information that is regularly provided to our Co-Chief Executive Officers, who are the chief operating decision maker, including (1) adjusting the Media segment to exclude the historical results of Versant; (2) reclassifying the results of our regional sports networks to Corporate and other from the Media segment; (3) reclassifying the results of Xumo, our streaming platform joint venture with Charter Communications, to the Residential Connectivity & Platforms segment from Corporate and other; (4) reclassifying certain shared expenses into the related Media, Studios and Theme Parks segments from Media, Studios and Theme Parks headquarters and other; and (5) adjusting the Media segment and Versant for the effects of the commercial services agreement (see Note 6).
Our segments generally report transactions with one another as if they were stand-alone businesses in accordance with GAAP, and these transactions are eliminated in consolidation. When multiple segments enter into transactions to provide products and services to third parties, revenue is generally allocated to our segments based on relative value. Transactions between our segments and other businesses generally include intercompany profit consistent with third-party transactions. The Residential Connectivity & Platforms and the Business Services Connectivity segments use certain shared infrastructure, including our network in the United States, and each segment is presented with its direct costs and an allocation of shared costs, as well as revenue from its customers.
Our financial data by segment is presented in the tables below and has been updated to reflect the change in our segment composition. We do not present asset information for our segments as this information is not used to allocate resources.

	Three Months Ended March 31, 2026
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,287	$2,634	$6,134	$2,092	$2,331	$30,478
Intersegment revenue(a)	35	6	1,146	1,334	—	2,521
	17,323	2,640	7,280	3,426	2,331	32,998
Reconciliation of Revenue
Other revenue(b)						1,021
Eliminations(a)						(2,562)
Total consolidated revenue						$31,457

Less segment expenses:(c)
Programming and production	3,787		6,304	2,236
Marketing and promotion			404	373
Other(d)	7,102	1,163	997	262	1,780
Segment Adjusted EBITDA(e)	$6,434	$1,476	$(426)	$555	$551	$8,590

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(208)
Corporate and other(b)(e)						(210)
Eliminations						(171)
Depreciation						(2,333)
Amortization						(1,533)
Interest expense						(1,094)
Investment and other income (loss), net						(309)
Income before income taxes						$2,733

Comcast Corporation

	Three Months Ended March 31, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,629	$2,490	$3,498	$2,001	$1,876	$27,494
Intersegment revenue(a)	37	6	1,028	825	—	1,896
	17,665	2,496	4,527	2,826	1,876	29,390
Reconciliation of Revenue
Versant revenue						1,769
Other revenue(b)						917
Eliminations(a)						(2,189)
Total consolidated revenue						$29,887

Less segment expenses:(c)
Programming and production	4,107		3,283	1,901
Marketing and promotion			306	392
Other(d)	6,716	1,074	830	259	1,463
Segment Adjusted EBITDA(e)	$6,842	$1,422	$107	$274	$413	$9,058

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(195)
Versant						834
Corporate and other(b)(e)						(223)
Eliminations						33
Depreciation						(2,231)
Amortization						(1,618)
Interest expense						(1,050)
Investment and other income (loss), net						(116)
Income before income taxes						$4,492
(a)Our most significant intersegment revenue transactions include distribution revenue in Media related to fees from Residential Connectivity & Platforms for the rights to distribute television programming, and content licensing revenue in Studios for licenses of owned content to Media. Amounts in 2025 also include intersegment revenue transactions between our segments and Versant.
(b)Includes the operations of our Sky-branded video services and television networks in Germany; the results of our regional sports networks; and Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania. Corporate and other also includes overhead and personnel costs for Corporate. The three months ended March 31, 2026 and 2025 include $51 million and $22 million, respectively, of transaction and transaction-related costs associated with the Separation.
(c)The significant expense categories and amounts align with the segment-level information that is regularly provided to our chief operating decision maker. Intersegment expenses are included in the amounts shown.
(d)Other for each segment primarily includes:
Residential Connectivity & Platforms and Business Services Connectivity: technical and support expenses; direct product costs; marketing and promotion expenses; customer service expenses; administrative personnel costs; franchise and other regulatory fees; fees paid to third parties where we are acting as the principal in the advertising representation arrangement; bad debt; and other business, headquarters and support costs, including building and office expenses, taxes and billing costs necessary to operate the Residential Connectivity & Platforms and Business Services Connectivity segments. Our chief operating decision maker uses aggregate expense information to manage the operations of the Business Services Connectivity segment.
Media and Studios: salaries, employee benefits, rent and other overhead expenses.
Theme Parks: theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs. Our chief operating decision maker uses aggregate expense information to manage the operations of the Theme Parks segment.
(e)We use Adjusted EBITDA as the measure of profit or loss for our segments. For each of our segments, our chief operating decision maker uses Adjusted EBITDA to measure operational strength and performance, assist in the evaluation of underlying trends, and allocate resources in the annual budget and forecasting process. Adjusted EBITDA is also a significant performance measure in our annual incentive compensation programs. From time to time, we may report the impact of certain events, gains, losses or other charges related to our segments within Corporate and other.
(f)Includes overhead, personnel costs and other costs necessary to operate the Media, Studios and Theme Parks segments.

Comcast Corporation
Note 3: Revenue

	Three Months Ended March 31,
(in millions)	2026	2025(a)
Domestic broadband	$6,338	$6,679
Domestic wireless service	977	850
Domestic wireless equipment	418	273
International connectivity	1,240	1,132
Video	6,256	6,600
Advertising	951	899
Other	1,143	1,233
Total Residential Connectivity & Platforms Segment	17,323	17,665

Total Business Services Connectivity Segment	2,640	2,496

Domestic advertising	3,453	1,468
Domestic distribution	2,283	1,667
International networks	1,291	1,148
Other	253	244
Total Media Segment	7,280	4,527

Content licensing	2,973	2,174
Theatrical	117	286
Other	336	366
Total Studios Segment	3,426	2,826

Total Theme Parks Segment	2,331	1,876

Versant revenue(b)	—	1,769
Other revenue	1,021	917
Eliminations(c)	(2,562)	(2,189)
Total revenue	$31,457	$29,887
(a) Beginning in the first quarter of 2026, commission revenue from the sale of certain direct to consumer (“DTC”) streaming services is presented in broadband revenue or video revenue based on whether a customer is entitled to receive the DTC streaming service through a broadband or video service offering. Broadband revenue also includes revenue from streaming devices available to our broadband customers. Previously, all of these amounts were in video revenue. Prior periods have been reclassified to reflect the current year presentation.
(b) Includes the historical results of operations of the Versant business, primarily including domestic distribution revenue, domestic advertising revenue and other revenue generated from digital properties.
(c) See Note 2 for additional information on intersegment revenue transactions.
Condensed Consolidated Balance Sheets
The table below summarizes our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheets that relate to the recognition of revenue and collection of the related cash.

(in millions)	March 31, 2026	December 31, 2025
Receivables, gross	$14,775	$14,582
Less: Allowance for credit losses	697	713
Receivables, net	$14,078	$13,869
Noncurrent receivables, net (included in other noncurrent assets, net)	$2,240	$1,924
Noncurrent deferred revenue (included in other noncurrent liabilities)	$660	$621
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	March 31, 2026	December 31, 2025
Receivables, net	$2,045	$2,096
Noncurrent receivables, net (included in other noncurrent assets, net)	1,434	1,395
Total	$3,479	$3,491

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended March 31,
(in millions)	2026	2025
Video distribution programming	$2,381	$2,659
Film and television content:
Owned(a)	2,561	2,656
Licensed, including sports rights	5,589	2,804
Other	352	295
Total programming and production costs	$10,884	$8,415
(a) Amount includes amortization of owned content of $2.0 billion and $2.2 billion for the three months ended March 31, 2026 and 2025, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	March 31, 2026	December 31, 2025
Owned:
In production and in development	$2,830	$2,896
Completed, not released	231	84
Released, less amortization	4,215	4,571
	7,277	7,551
Licensed, including sports advances	3,770	4,663
Film and television costs	$11,047	$12,214
Note 5: Debt
As of March 31, 2026, our debt had a carrying value of $94.6 billion and an estimated fair value of $84.6 billion. As of December 31, 2025, our debt had a carrying value of $98.9 billion and an estimated fair value of $90.3 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market prices for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Note 6: Significant Transactions
Separation of Versant
On January 2, 2026, we completed the previously announced separation of Versant into an independent, publicly traded company with its Class A common stock listed on The Nasdaq Stock Market under the ticker symbol “VSNT.” The Versant business is comprised of select cable television networks, including MS NOW, CNBC, USA Network, Golf Channel, E!, SYFY and Oxygen, and complementary digital platforms, including GolfNow, Fandango, Rotten Tomatoes and SportsEngine.
The Separation was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes and achieved through the transfer of assets and liabilities comprising the Versant business to Versant and its subsidiaries, followed by the distribution on January 2, 2026 of 100% of the shares of Versant common stock to Comcast shareholders in which each Comcast shareholder received 1 share of Versant common stock for every 25 shares of Comcast common stock owned as of the close of business on the record date of December 16, 2025 (the “Distribution”). Because the Versant business was not historically operated as a distinct business unit or division of Comcast, we undertook a series of corporate reorganization transactions in anticipation of the Separation. Assets of approximately $12.5 billion, including approximately $7.7 billion of goodwill and $1.4 billion of other intangible assets, net of accumulated amortization, and liabilities of approximately $4.3 billion, including $3.0 billion of indebtedness from the issuance of certain notes and borrowings from a Term A loan facility and Term B loan facility, associated with the Versant business were distributed through retained earnings as of the Separation date. Following the Separation, we do not beneficially own any equity interest in Versant and no longer consolidate the results of the Versant business into our consolidated financial results.
On the Separation date, Versant distributed to us $2.25 billion of cash, which was funded by the $3.0 billion of prior indebtedness, resulting in a net cash distribution of $750 million to Versant in the first quarter of 2026. The proceeds from the $2.25 billion distribution, together with cash on hand, were used for the redemption on January 15, 2026 of all outstanding amounts of our 3.15% Notes due March 2026, including accrued and unpaid interest, totaling approximately $2.1 billion and all

Comcast Corporation
outstanding amounts of our 5.35% Notes due November 2027, including accrued and unpaid interest, totaling approximately $650 million.
As part of the Separation, we entered into a Separation and Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, an Employee Matters Agreement and several other agreements with Versant to effect the Separation and provide a framework for our relationship with Versant after the Separation. Pursuant to a commercial services agreement with Versant, we will sell domestic linear and related digital advertising inventory on their behalf for approximately two years, and we record net commission revenue as earned.
Assets Held For Sale
In 2025, we entered into an agreement with RTL Group to sell our Sky operations in Germany, subject to various conditions and approvals, and we expect the sale to be completed in 2026. The related assets and liabilities continue to be presented as held for sale, consisting of $863 million of assets and $784 million of liabilities as of March 31, 2026 and $892 million of assets and $848 million of liabilities as of December 31, 2025, which are included in other current assets and accrued expenses and other current liabilities within our condensed consolidated balance sheet. The fair value less cost to sell exceeded the carrying value of the assets and liabilities held for sale as of March 31, 2026 and December 31, 2025.
Note 7: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended March 31,
(in millions)	2026	2025
Equity in net income (losses) of investees, net	$(391)	$(194)
Realized and unrealized gains (losses) on equity securities, net	(5)	(24)
Other income (loss), net	87	102
Investment and other income (loss), net	$(309)	$(116)
The amount of unrealized gains (losses), net recognized for the three months ended March 31, 2026 and 2025 that related to equity securities still held as of the end of each reporting period was $(11) million and $(30) million, respectively.
Investments

(in millions)	March 31, 2026	December 31, 2025
Equity method	$6,491	$6,674
Nonmarketable equity securities	817	1,049
Other investments	160	244
Total investments	7,467	7,966
Less: Current investments	18	14
Noncurrent investments	$7,450	$7,952
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the three months ended March 31, 2026 and 2025 was $35 million and $27 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three months ended March 31, 2026 and 2025, we made cash capital contributions totaling $116 million and $13 million, respectively, to Atairos. As of March 31, 2026 and December 31, 2025, our investment, inclusive of advances classified within other investments, was $4.5 billion and $4.7 billion, respectively. As of March 31, 2026, our remaining unfunded capital commitment was $1.2 billion.

Comcast Corporation
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of March 31, 2026 and December 31, 2025, Universal Beijing Resort had $3.6 billion of debt outstanding, including $3.2 billion principal amount of a term loan outstanding under the debt financing agreement.
As of March 31, 2026, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.6 billion and $7.6 billion, respectively. As of December 31, 2025, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.4 billion and $7.3 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 8: Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2026 are presented in the table below.

(in billions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Balance, December 31, 2025
Goodwill	$36.0	$3.4	$22.4	$3.7	$5.0	$70.6
Accumulated impairment losses	(6.7)	—	(2.4)	—	—	(9.0)
	$29.3	$3.4	$20.1	$3.7	$5.0	$61.5
Separation of Versant (see Note 6)	—	—	(7.7)	—	—	(7.7)
Foreign currency translation and other	(0.2)	—	(0.1)	—	(0.1)	(0.4)
Balance, March 31, 2026
Goodwill	$35.7	$3.4	$13.7	$3.7	$4.9	$61.4
Accumulated impairment losses	(6.6)	—	(1.4)	—	—	$(8.0)
	$29.1	$3.4	$12.3	$3.7	$4.9	$53.4
Intangible Assets
In connection with the Separation, customer relationships decreased by a gross carrying amount of $9.0 billion and related accumulated amortization of $7.9 billion and other agreements and rights decreased by a gross carrying amount of $0.7 billion and related accumulated amortization of $0.5 billion.
The table below presents the estimated amortization expense of our customer relationships and other agreements and rights, including trade names, intellectual property rights and certain Federal Communications Commission (“FCC”) broadcast licenses. Beginning in the first quarter of 2026, we began amortizing certain FCC broadcast licenses with a gross carrying value of $0.6 billion, which were previously accounted for as indefinite-lived intangible assets.

Estimated Amortization Expense
(in billions)
Remaining nine months of 2026	$1.3
2027	$0.7
2028	$0.7
2029	$0.7
2030	$0.6

Comcast Corporation
Note 9: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended March 31,
(in millions)	2026	2025
Weighted-average number of common shares outstanding – basic	3,597	3,768
Effect of dilutive securities	20	16
Weighted-average number of common shares outstanding – diluted	3,617	3,784
Antidilutive securities	247	218
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2026	December 31, 2025
Cumulative translation adjustments	$(653)	$(247)
Deferred gains (losses) on cash flow hedges	65	44
Unrecognized gains (losses) on employee benefit obligations and other	188	195
Accumulated other comprehensive income (loss), net of deferred taxes	$(399)	$(8)
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of restricted share units (“RSUs”), and prior to 2026, the plans had included grants of stock options, to certain employees and directors as part of our long-term incentive compensation structure. RSUs granted during 2026 generally vest over a period of 3 years and RSUs granted prior to 2026 generally vest over a period of 5 years. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.
In February 2026, we granted 49 million RSUs under our annual management awards program. The weighted-average fair value associated with these grants was $29.60 per RSU. During the three months ended March 31, 2026 and 2025, share-based compensation expense recognized in our condensed consolidated statements of income was $377 million and $321 million, respectively. As of March 31, 2026, we had unrecognized pre-tax compensation expense of $3.1 billion related to unvested RSUs and unvested stock options.
Note 10: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31,
(in millions)	2026	2025
Interest	$727	$674
Income taxes(a)	$249	$400
(a) Cash payments for income taxes for the three months ended March 31, 2026 and 2025 include $52 million and $220 million related to the purchase of third-party transferable tax credits, respectively.
Noncash Activities
During the three months ended March 31, 2026:
•we acquired $2.1 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.33 per common share paid in April 2026
During the three months ended March 31, 2025:
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

(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$9,468	$9,481
Restricted cash included in other current assets and other noncurrent assets, net(a)	48	1,078
Cash, cash equivalents and restricted cash, end of period	$9,517	$10,559
(a)Restricted cash in other current assets as of December 31, 2025 includes the net proceeds from Versant’s issuance of $1.0 billion aggregate principal amount of 7.25% senior secured notes, plus accrued and unpaid interest, which were held in an escrow account due to a special mandatory redemption if the Separation did not consummate by March 2, 2026. These funds were transferred to Versant on the Separation date (see Note 6).
Note 11: Commitments and Contingencies
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is provided as a supplement to, and should be read in conjunction with, the condensed consolidated financial statements and related notes (“Notes”) included in this Quarterly Report on Form 10-Q and our 2025 Annual Report on Form 10-K.
Overview
We are a global media and technology company with two primary businesses: Connectivity & Platforms and Content & Experiences. We present the operations of (1) our Connectivity & Platforms business in two segments: Residential Connectivity & Platforms and Business Services Connectivity; and (2) our Content & Experiences business in three segments: Media, Studios and Theme Parks. Refer to Note 2 for information on our segments, including a description of the segment composition change implemented in the first quarter of 2026. All amounts are presented under the updated segment structure.
The Separation of Versant occurred on January 2, 2026. The results of Versant are included in our consolidated results of operations for the three months ended March 31, 2025 and are excluded from our segment operating results (see Note 2).
Consolidated Operating Results

	Three Months Ended March 31,		Change
(in millions, except per share data)	2026	2025	%
Revenue	$31,457	$29,887	5.3%
Costs and Expenses:
Programming and production	10,884	8,415	29.3
Marketing and promotion	2,164	2,071	4.5
Other operating and administrative	10,408	9,893	5.2
Depreciation	2,333	2,231	4.6
Amortization	1,533	1,618	(5.3)
Total costs and expenses	27,321	24,228	12.8
Operating income	4,135	5,658	(26.9)
Interest expense	(1,094)	(1,050)	4.2
Investment and other income (loss), net	(309)	(116)	(165.8)
Income before income taxes	2,733	4,492	(39.2)
Income tax expense	(706)	(1,196)	(41.0)
Net income	2,027	3,296	(38.5)
Less: Net income (loss) attributable to noncontrolling interests	(147)	(79)	86.6
Net income attributable to Comcast Corporation	$2,174	$3,375	(35.6)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.60	$0.90	(32.5)%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.60	$0.89	(32.6)%
Weighted-average number of common shares outstanding – basic	3,597	3,768	(4.5)%
Weighted-average number of common shares outstanding – diluted	3,617	3,784	(4.4)%

Adjusted EBITDA(a)	$7,929	$9,532	(16.8)%
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in the Content & Experiences business and in Corporate and Other, partially offset by a decrease due to the Separation in 2026 and a decrease in the Connectivity & Platforms business. Consolidated revenue for the three months ended March 31, 2025 includes the results of Versant. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”

Consolidated costs and expenses, excluding depreciation and amortization expense, increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increases in the Content & Experiences business, in Corporate and Other and in the Connectivity and Platforms business, partially offset by a decrease due to the Separation in 2026. Consolidated costs and expenses for the three months ended March 31, 2025 includes the results of Versant.
Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense remained consistent with the prior year period for the three months ended March 31, 2026 primarily driven by increased depreciation due to the opening of Epic Universe in May 2025 and impairments of certain long-lived assets in the current year period, partially offset by lower amortization of customer relationships and other agreements and rights due to the Separation.
Amortization expense from acquisition-related intangible assets totaled $528 million and $789 million for the three months ended March 31, 2026 and 2025, respectively. Amounts primarily relate to intangible assets, including customer relationships and other agreements and rights, recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to decreases in capitalized interest driven by the opening of Epic Universe.
Consolidated investment and other income (loss), net decreased for the three months ended March 31, 2026 compared to the same period in 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Equity in net income (losses) of investees, net	$(391)	$(194)
Realized and unrealized gains (losses) on equity securities, net	(5)	(24)
Other income (loss), net	87	102
Total investment and other income (loss), net	$(309)	$(116)
The change in equity in net income (losses) of investees, net for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to our investment in Atairos. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $(335) million and $(169) million for the three months ended March 31, 2026 and 2025, respectively.
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended March 31, 2026 was primarily due to higher net unrealized losses on nonmarketable securities in the prior year period.
The change in other income (loss), net for the three months ended March 31, 2026 primarily resulted from foreign exchange remeasurement gains in the prior year period.
Consolidated income tax expense for the three months ended March 31, 2026 and 2025 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three months ended March 31, 2026 compared to the same period in 2025 was primarily driven by lower domestic income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to our regional sports networks and Universal Beijing Resort.
Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.

Connectivity & Platforms Results of Operations

	Three Months Ended March 31,		Change	Constant Currency Change(b)
(in millions)	2026	2025	%	%
Revenue
Residential Connectivity & Platforms	$17,323	$17,665	(1.9)%	(3.6)%
Business Services Connectivity	2,640	2,496	5.8	5.7
Total Connectivity & Platforms revenue	$19,962	$20,161	(1.0)%	(2.5)%
Adjusted EBITDA
Residential Connectivity & Platforms	$6,434	$6,842	(6.0)%	(6.5)%
Business Services Connectivity	1,476	1,422	3.8	3.9
Total Connectivity & Platforms Adjusted EBITDA	$7,910	$8,264	(4.3)%	(4.7)%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	37.1%	38.7%	(160) bps	(120) bps
Business Services Connectivity	55.9	57.0	(110) bps	(100) bps
Total Connectivity & Platforms Adjusted EBITDA margin	39.6%	41.0%	(140) bps	(100) bps
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
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of residential and business passings. Our customer relationship additions/(losses) continue to be negatively impacted by an increasingly competitive environment. We are focused on increasing our residential connectivity revenue. In 2025, we simplified our broadband pricing structure and began offering a free wireless line for one year to new and existing domestic broadband customers, which we expect will improve customer retention and strengthen our ability to compete for new customers, but will negatively impact average domestic broadband revenue per customer. We also expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically mitigate the impact of continued rate increases on programming expenses, as well as continued declines in other revenue related to declines in wireline voice revenue. We are also focused on growing our Business Services Connectivity segment revenue by offering competitive services, including enterprise solutions, and driving higher adoption of our advanced solutions.
Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	March 31,		Three Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Residential Connectivity & Platforms Customer Relationships(a)
Domestic Residential Connectivity & Platforms customer relationships	30,345	30,969	(94)	(204)
International Residential Connectivity & Platforms customer relationships(b)	17,603	17,674	104	(11)
Total Residential Connectivity & Platforms customer relationships(b)	47,948	48,643	10	(215)
Domestic Residential Broadband
Domestic broadband residential customers	28,654	29,190	(65)	(183)
Domestic residential passings(c)	59,164	58,063
Domestic broadband residential penetration of residential passings(d)	48.4%	50.3%
Domestic Wireless
Domestic wireless lines(e)	9,739	8,148	435	323
Domestic Video
Domestic video customers	10,948	12,096	(322)	(427)
(a)Residential Connectivity & Platforms customer relationships generally represent the number of residential customers that subscribe to at least one of our services. International Residential Connectivity & Platforms customer relationships represent customers receiving Sky services in the United Kingdom and Italy. Because each of our services includes a variety of product tiers, which may change from time to time, net additions or losses in any one period will reflect a mix of customers at various tiers.
(b)Total Residential Connectivity & Platforms customer relationships and International Residential Connectivity & Platforms customer relationships were updated in the first quarter of 2026 due to a conforming change in methodology, resulting in a decrease of 125,000 customers. There was no impact to net additions and information for the prior period has been recast on a comparable basis.
(c)Connectivity & Platforms domestic residential passings are considered passed if we can connect them to our network in the United States without further extending the transmission lines. The number of residential passings is an estimate based on the best available information.
(d)Penetration is calculated by dividing the number of domestic broadband residential customers located within our network by the number of domestic residential passings.
(e)Domestic wireless lines represent the number of residential and business customers’ wireless devices. An individual customer relationship may have multiple wireless lines.
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

	Three Months Ended March 31,		Change	Constant Currency Change(g)
(in millions)	2026	2025	%	%
Costs and Expenses
Programming(a)	$3,787	$4,107	(7.8)%	(10.2)%
Technical and support(b)	1,968	1,935	1.7	0.2
Direct product costs(c)	1,962	1,625	20.7	16.5
Marketing and promotion(d)	1,337	1,242	7.6	5.9
Customer service(e)	676	682	(1.0)	(2.3)
Other(f)	2,323	2,305	0.8	(0.8)
Total Connectivity & Platforms costs and expenses	$12,052	$11,897	1.3%	(0.9)%
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
(f)Other expenses primarily consist of administrative personnel costs; franchise and other regulatory fees; fees paid to third parties where we are acting as the principal in the advertising representation arrangement; bad debt; building and office expenses, taxes and billing costs; and other business, headquarters and support costs necessary to operate the Connectivity & Platforms business.
(g)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.

Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended March 31,		Change	Constant Currency Change(a)
(in millions)	2026	2025(b)%		%
Revenue
Domestic broadband	$6,338	$6,679	(5.1)%	(5.1)%
Domestic wireless service	977	850	15.0	15.0
Domestic convergence revenue	7,315	7,529	(2.8)	(2.8)
Domestic wireless equipment	418	273	52.9	52.9
International connectivity	1,240	1,132	9.5	2.0
Total residential connectivity	8,973	8,933	0.4	(0.5)
Video	6,256	6,600	(5.2)	(7.6)
Advertising	951	899	5.8	2.9
Other	1,143	1,233	(7.2)	(8.9)
Total revenue	17,323	17,665	(1.9)	(3.6)
Costs and Expenses
Programming	3,787	4,107	(7.8)	(10.2)
Other	7,102	6,716	5.7	3.4
Total costs and expenses	10,889	10,823	0.6	(1.8)
Adjusted EBITDA	$6,434	$6,842	(6.0)%	(6.5)%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 25 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
(b)Beginning in the first quarter of 2026, commission revenue from the sale of certain DTC streaming services is presented in domestic broadband revenue or video revenue based on whether a customer is entitled to receive the DTC streaming service through a broadband or video service offering. Domestic broadband revenue also includes revenue from streaming devices available to our broadband customers. Previously, all of these amounts were in video revenue. Prior periods have been reclassified to reflect the current year presentation.
Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue primarily consists of revenue from sales of broadband services to residential customers in the United States, including equipment and installation sales. Domestic broadband revenue also includes commission revenue from the sale of DTC streaming services that a customer is entitled to receive through a broadband service offering, as well as revenue from streaming devices available to our broadband customers.
Domestic broadband revenue decreased for the three months ended March 31, 2026 compared to the same period in 2025 due to a decrease in average rates and a decline in the number of domestic broadband customers.
Domestic wireless service revenue primarily consists of revenue from sales of wireless services to residential customers in the United States.
Domestic wireless service revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 due to an increase in the number of customer lines.
Domestic wireless equipment revenue primarily consists of revenue from sales of wireless devices, including handsets, tablets and smart watches, to residential customers in the United States.
Domestic wireless equipment revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 due to an increase in the number of device sales.
International connectivity revenue primarily consists of revenue from sales of broadband services, including equipment and installation services, wireless services and wireless devices to residential customers in the United Kingdom and Italy.
International connectivity revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to the positive impact of foreign currency and an increase in broadband revenue resulting from an increase in average rates.
Video revenue primarily consists of revenue from sales of video services to residential and business customers across the Connectivity & Platforms markets, including equipment and installation services. Video revenue includes pay-per-view and other transactional revenue and franchise fees, and revenue from sales of certain hardware, including Sky Glass smart televisions. Video revenue also includes commission revenue from the sale of DTC streaming services that a customer is entitled to receive through a video service offering.
Video revenue decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decline in the overall number of video customers, partially offset by the positive impact of foreign currency.

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
Advertising revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in revenue from our advanced advertising business, the positive impact from foreign currency and higher domestic political advertising.
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
Other revenue decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decrease in residential wireline voice revenue driven by a decline in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a decline in the number of domestic video subscribers, partially offset by the impact of foreign currency.
Other expenses increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increased direct product costs, the impact of foreign currency and increased spending on marketing and promotion.
Business Services Connectivity Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Revenue	$2,640	$2,496	5.8%
Costs and expenses	1,163	1,074	8.3
Adjusted EBITDA	$1,476	$1,422	3.8%
Business services connectivity revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in revenue from enterprise solutions offerings, including the results from Nitel, which was acquired in April 2025.
Business services connectivity costs and expenses increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in direct product costs, which include the results from Nitel, and an increase in marketing and promotion expenses.

Content & Experiences Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Revenue
Media	$7,280	$4,527	60.8%
Studios	3,426	2,826	21.2
Theme Parks	2,331	1,876	24.2
Headquarters and Other	15	11	35.9
Eliminations	(1,111)	(694)	(60.0)
Total Content & Experiences revenue	$11,940	$8,546	39.7%
Adjusted EBITDA
Media	$(426)	$107	NM
Studios	555	274	102.4
Theme Parks	551	413	33.3
Headquarters and Other	(208)	(195)	(6.8)
Eliminations	(140)	14	NM
Total Content & Experiences Adjusted EBITDA	$331	$614	(46.0)%
Percentage changes that are considered not meaningful are denoted with NM.
We operate our Media segment as a combined television and streaming business. We expect that the number of subscribers and audience ratings at our linear television networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by growth in both paid subscribers and advertising revenue at Peacock. We expect to continue to incur significant costs related to content and marketing at Peacock. Revenue and programming expenses are also impacted by the timing of certain sporting events, including the Milan Cortina Olympics and Super Bowl in the first quarter of 2026 and the NBA season beginning in the fourth quarter of 2025.
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
Media Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Revenue
Domestic advertising	$3,453	$1,468	135.3%
Domestic distribution	2,283	1,667	37.0
International networks	1,291	1,148	12.4
Other	253	244	3.9
Total revenue	7,280	4,527	60.8
Costs and Expenses
Programming and production	6,304	3,283	92.0
Marketing and promotion	404	306	32.0
Other	997	830	20.2
Total costs and expenses	7,706	4,420	74.4%
Adjusted EBITDA	$(426)	$107	NM
Percentage changes that are considered not meaningful are denoted with NM.

Media Segment – Revenue
Revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to the Milan Cortina Olympics and Super Bowl in the first quarter of 2026. Excluding incremental revenue associated with these events, revenue for the three months ended March 31, 2026 increased primarily due to increases in domestic distribution, international networks and domestic advertising revenue.

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Total revenue	$7,280	$4,527	60.8%
Olympics and Super Bowl	2,178	—	NM
Total revenue, excluding Olympics and Super Bowl	5,102	4,527	12.7%
Total domestic advertising revenue	$3,453	$1,468	135.3%
Olympics and Super Bowl	1,917	—	NM
Domestic advertising revenue, excluding Olympics and Super Bowl	1,536	1,468	4.7%
Total domestic distribution revenue	$2,283	$1,667	37.0%
Olympics	262	—	NM
Domestic distribution revenue, excluding Olympics	2,021	1,667	21.3%
Percentage changes that are considered not meaningful are denoted with NM.
Domestic advertising revenue primarily consists of revenue generated from sales of advertising on our linear television networks operating predominantly in the United States and on Peacock.
Domestic advertising revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to the Milan Cortina Olympics and Super Bowl in the first quarter of 2026. Excluding the incremental revenue associated with these events, domestic advertising revenue increased for the three months ended March 31, 2026 primarily due to an increase in revenue at Peacock, partially offset by a decrease in revenue at our linear television networks.
Domestic distribution revenue primarily consists of revenue generated from Peacock subscription fees and from the distribution of our television networks operating predominantly in the United States to traditional and virtual multichannel video providers, and from NBC-affiliated and Telemundo-affiliated local broadcast television stations.
Domestic distribution revenue increased for the three months ended March 31, 2026 compared to the same period in 2025, including the impact of the Milan Cortina Olympics in the first quarter of 2026. Excluding the incremental revenue associated with this event, domestic distribution revenue increased for the three months ended March 31, 2026 primarily due to an increase in revenue at Peacock driven by an increase in paid subscribers and higher average rates compared to the prior year period, partially offset by a decrease in revenue at our linear television networks. The decrease at our linear television networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
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
International networks revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to the positive impact of foreign currency.
Other revenue primarily consists of revenue generated from the licensing of our owned content and revenue generated from the commission earned from our commercial services agreement with Versant.
* * *
Media segment total revenue included $2.1 billion related to Peacock for the three months ended March 31, 2026, including amounts related to the Milan Cortina Olympics and Super Bowl. Media segment total revenue included $1.2 billion related to Peacock for the three months ended March 31, 2025. Peacock revenue includes advertising, distribution and other revenue for our Peacock DTC streaming service, as well as distribution and advertising revenue from NBC Sports Network due to shared programming. We had 46 million and 41 million paid subscribers of Peacock as of March 31, 2026 and 2025, respectively. Peacock paid subscribers represent customers from which we recognize distribution revenue from the Peacock service, including both customers that pay us directly and customers receiving the service through arrangements with companies who sell Peacock on our behalf. In these arrangements, paid subscribers are counted based on the terms of the arrangement when the related revenue is recognized. As a result, certain customers are counted when they activate their account, while other customers are counted when the Peacock service is made available to them as part of their bundled service offering regardless of whether it is activated.

Media Segment – Costs and Expenses
Programming and production costs primarily consists of the amortization of owned and licensed content, including sports rights, direct production costs, production overhead, on-air talent costs and costs associated with the distribution of our television networks to multichannel video providers.
Programming and production costs increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to costs associated with the Milan Cortina Olympics and Super Bowl and an increase due to the impact of NBA rights in the current year period.
Marketing and promotion expenses primarily consists of the costs associated with promoting Peacock and our television networks.
Marketing and promotion expenses increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher costs related to marketing for Peacock and higher costs associated with the Milan Cortina Olympics.
Other expenses primarily consists of salaries, employee benefits, rent and other overhead expenses.
Other expenses increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in costs related to the Milan Cortina Olympics and Super Bowl and an increase in costs related to Peacock.
* * *
Media segment total costs and expenses included $2.5 billion related to Peacock for the three months ended March 31, 2026, including amounts related to the Milan Cortina Olympics and Super Bowl. Media segment total costs and expenses included $1.4 billion related to Peacock for the three months ended March 31, 2025.
Studios Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Revenue
Content licensing	$2,973	$2,174	36.8%
Theatrical	117	286	(59.2)
Other	336	366	(8.2)
Total revenue	3,426	2,826	21.2
Costs and Expenses
Programming and production	2,236	1,901	17.6
Marketing and promotion	373	392	(4.9)
Other	262	259	1.1
Total costs and expenses	2,871	2,552	12.5
Adjusted EBITDA	$555	$274	102.4%
Studios Segment – Revenue
Content licensing revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to the timing of when content was made available by our television studios under licensing agreements, mostly driven by a renewed licensing agreement for content exclusively available for streaming on Peacock in the current year period.
Theatrical revenue decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher revenue from releases impacting the prior year period, including Dog Man and Nosferatu, compared to revenue from recent releases impacting the current year period.
Studios Segment – Costs and Expenses
Programming and production costs increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher costs associated with the renewed licensing agreement for content exclusively available for streaming on Peacock.
Marketing and promotion expenses decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to decreased spending on recent and upcoming theatrical film releases in the current year period.

Theme Parks Segment Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Revenue	$2,331	$1,876	24.2%
Costs and expenses	1,780	1,463	21.6
Adjusted EBITDA	$551	$413	33.3%
Theme parks segment revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 due to higher revenue at our theme parks in Orlando driven by the opening of Epic Universe in May 2025.
Theme parks segment costs and expenses increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to operating costs associated with Epic Universe.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Revenue	$15	$11	35.9%
Costs and expenses	223	206	8.4
Adjusted EBITDA	$(208)	$(195)	(6.8)%
Headquarters and Other expenses primarily consist of overhead, personnel and other costs necessary to operate the Content & Experiences business.
Eliminations

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Revenue	$(1,111)	$(694)	60.0%
Costs and expenses	(970)	(708)	37.0
Adjusted EBITDA	$(140)	$14	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between segments in our Content & Experiences business, the most significant being content licensing between the Studios and Media segments, which are affected by the timing of recognition of content licenses. Current year period amounts include the impact of a renewed licensing agreement for content exclusively available for streaming on Peacock.
Eliminations increase or decrease to the extent that additional content is made available to our other segments within the Content & Experiences business. Refer to Note 2 for additional information on transactions between our segments.
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Revenue	$1,006	$906	11.0%
Costs and expenses	1,288	1,105	16.6
Adjusted EBITDA	$(283)	$(198)	(42.6)%
Corporate and Other primarily consists of overhead and personnel costs; Sky-branded video services and television networks in Germany; our regional sports networks; and Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania.

Corporate and Other revenue increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily driven by an increase from Sky operations in Germany primarily due to the positive impact of foreign currency, partially offset by a decrease from our regional sports networks.
Corporate and Other costs and expenses increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily driven by higher costs related to Sky operations in Germany, which include the impact of foreign currency and an underlying increase in costs and expenses, as well as higher costs related to our corporate functions, which include marketing associated with the Milan Cortina Olympics.
Eliminations

	Three Months Ended March 31,		Change
(in millions)	2026	2025	%
Revenue	$(1,452)	$(1,244)	16.7%
Costs and expenses	(1,421)	(1,256)	13.1%
Adjusted EBITDA	$(31)	$12	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between our Connectivity & Platforms, Content & Experiences and other businesses, the most significant being distribution of television network programming between the Media segment and the Residential Connectivity & Platforms segment. Eliminations of transactions between segments within Content & Experiences are presented separately. Amounts are affected by the periodic broadcast of the Olympic Games, including the Milan Cortina Olympics in 2026. Refer to Note 2 for additional information on transactions between our segments.
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2026	2025
Net income attributable to Comcast Corporation	$2,174	$3,375
Net income (loss) attributable to noncontrolling interests	(147)	(79)
Income tax expense	706	1,196
Interest expense	1,094	1,050
Investment and other (income) loss, net	309	116
Depreciation	2,333	2,231
Amortization	1,533	1,618
Transaction costs(a)	51	20
Transaction-related costs(a)	—	2
Other adjustments(b)	(123)	3
Adjusted EBITDA	$7,929	$9,532
(a)Transaction costs are incremental costs directly related to effectuating the Separation and primarily include advisory, legal and audit fees, as well as legal entity separation costs. Transaction-related costs are incremental costs incurred related to the Separation, including costs that reflect strategic decisions about how the standalone Versant business will be structured or operated, which may be different than if it remained part of Comcast. Transaction-related costs primarily include certain separation-related employee compensation, severance and retention bonuses; IT separation and implementation costs; and other one-time costs.
(b)Amounts represent the impact of certain other events, gains, losses or other charges that are excluded from Adjusted EBITDA. The three months ended March 31, 2026 includes a gain related to a legal settlement, certain share-based compensation expenses and costs related to our investment portfolio. The three months ended March 31, 2025 includes certain costs related to our investment portfolio.
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
Reconciliation of Connectivity & Platforms Constant Currency

	Three months ended March 31, 2025
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$17,665	$301	$17,966
Business Services Connectivity	2,496	2	2,497
Total Connectivity & Platforms revenue	$20,161	$303	$20,464
Adjusted EBITDA
Residential Connectivity & Platforms	$6,842	$37	$6,879
Business Services Connectivity	1,422	—	1,422
Total Connectivity & Platforms Adjusted EBITDA	$8,264	$37	$8,301
Adjusted EBITDA Margin
Residential Connectivity & Platforms	38.7%	(40) bps	38.3%
Business Services Connectivity	57.0	(10) bps	56.9
Total Connectivity & Platforms Adjusted EBITDA margin	41.0%	(40) bps	40.6%

	Three months ended March 31, 2025
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$4,107	$110	$4,217
Technical and support	1,935	30	1,965
Direct product costs	1,625	60	1,685
Marketing and promotion	1,242	21	1,263
Customer service	682	10	692
Other	2,305	36	2,342
Total Connectivity & Platforms costs and expenses	$11,897	$266	$12,163
Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three months ended March 31, 2025
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,679	$—	$6,679
Domestic wireless service	850	—	850
Domestic convergence revenue	7,529	—	7,529
Domestic wireless equipment	273	—	273
International connectivity	1,132	84	1,215
Total residential connectivity	8,933	84	9,017
Video	6,600	169	6,769
Advertising	899	26	924
Other	1,233	23	1,256
Total revenue	17,665	301	17,966
Costs and Expenses
Programming	4,107	110	4,217
Other	6,716	154	6,870
Total costs and expenses	10,823	264	11,087
Adjusted EBITDA	$6,842	$37	$6,879
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
Liquidity and Capital Resources

	Three Months Ended March 31,
(in billions)	2026	2025
Cash provided by operating activities	$6.9	$8.3
Cash used in investing activities	$(2.9)	$(3.0)
Cash used in financing activities	$(5.0)	$(4.1)

(in billions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$9.5	$9.5
Restricted cash included in other current assets and other noncurrent assets, net	$—	$1.1
Debt	$94.6	$98.9

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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of March 31, 2026, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.
Our revolving credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the agreement. Compliance with this financial covenant is tested on a quarterly basis. As of March 31, 2026, we met this financial covenant, and we expect to remain in compliance with this financial covenant.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31,
(in millions)	2026	2025
Operating income	$4,135	$5,658
Depreciation and amortization	3,865	3,849
Noncash share-based compensation	427	382
Changes in operating assets and liabilities	(515)	(636)
Payments of interest	(727)	(674)
Payments of income taxes	(249)	(400)
Proceeds from investments and other	(45)	115
Net cash provided by operating activities	$6,891	$8,294
The variance in changes in operating assets and liabilities for the three months ended March 31, 2026 compared to the same period in 2025 was primarily related to the timing of amortization and related payments for our film and television costs, including the timing of sports, partially offset by increases in accounts receivable and decreases in deferred revenue, which included the impacts of our broadcasts of the Olympics and Super Bowl.
Payments of interest increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to decreased capitalized interest driven by the opening of Epic Universe.
Payments of income taxes decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to decreased third-party transferable tax credits purchased in the current year period.
Legislation signed into law in 2025 in the United States is expected to significantly reduce our payments of income taxes over the next several years, with variability across the years, primarily due to additional depreciation deductions.
Proceeds from investments and other decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a gain on a legal settlement in the current year period.
Investing Activities
Net cash used in investing activities decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to proceeds from a legal settlement and cash from derivative settlements in the current year period, partially offset by an increase in capital expenditures and an increase in purchases of investments. Capital expenditures increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to increased spending by the Connectivity & Platforms businesses primarily on customer premise equipment, scalable infrastructure and support capital, partially offset by decreased spending driven by the opening of Epic Universe in 2025.
In 2025, we entered into an agreement with RTL Group to sell our Sky operations in Germany, subject to various conditions and approvals, and we expect the sale to be completed in 2026. The related assets and liabilities are presented as held for sale as of March 31, 2026 and December 31, 2025 (see Note 6).

Financing Activities
Net cash used in financing activities increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher repurchases and repayments of debt, partially offset by impacts from the Versant transaction and lower repurchases of common stock under our share repurchase program and employee plans in the current year period.
In the fourth quarter of 2025, Versant incurred $1.0 billion of indebtedness from the issuance of certain notes and on January 2, 2026, before the Distribution, Versant borrowed $2.0 billion of indebtedness from certain credit facilities. Versant’s $3.0 billion aggregate principal amount of indebtedness ceased to be consolidated indebtedness of Comcast in connection with the Separation. On the Separation date, Versant distributed to us $2.25 billion of cash, which was funded by the $3.0 billion of prior indebtedness, resulting in a net cash distribution of $750 million to Versant in the first quarter of 2026.
For the three months ended March 31, 2026, we made debt repayments of $3.2 billion, including $2.1 billion of 3.150% Notes due March 2026 and $629 million of 5.350% Notes due November 2027, which were paid using the proceeds from the distribution from Versant, together with cash on hand. We also made debt repayments of $418 million principal amount of notes due at maturity.
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
Share Repurchases and Dividends
In January 2025, our Board of Directors terminated the existing share repurchase program authorization and approved a new share repurchase program authorization of $15.0 billion, which has no expiration date. During the three months ended March 31, 2026, we repurchased a total of 42 million shares of our Class A common stock for $1.3 billion under this share repurchase program. We did not purchase any shares outside of this program. As of March 31, 2026, we had $7.6 billion remaining under the authorization. We expect to repurchase additional shares of our Class A common stock under this authorization in the open market or in private transactions, subject to market and other conditions.
In addition, we paid $242 million and $219 million for the three months ended March 31, 2026 and 2025, respectively, related to employee taxes associated with the administration of our share-based compensation plans.
In January 2026, our Board of Directors approved a dividend consistent with the prior year of $1.32 per share on an annualized basis and approved our first quarter dividend of $0.33 per share, which was paid in April 2026. During the three months ended March 31, 2026, we paid dividends of $1.2 billion. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

Debt and Guarantee Structure

(in billions)	March 31, 2026	December 31, 2025
Debt Subject to Cross-Guarantees
Comcast	$90.4	$93.3
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.5	0.9
	92.5	95.8
Debt Subject to One-Way Guarantees
Sky	2.7	2.7
Other(a)	0.1	0.1
	2.8	2.9
Debt Not Guaranteed
Universal Beijing Resort(b)	3.6	3.6
Other(c)	1.5	2.5
	5.1	6.1
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(5.8)	(5.9)
Total debt	$94.6	$98.9
(a)NBCUniversal Media, LLC (“NBCUniversal”), Comcast Cable Communications, LLC (“Comcast Cable”) and Comcast Holdings Corporation (“Comcast Holdings”), which is included within other debt subject to one-way guarantees, are each consolidated subsidiaries subject to the periodic reporting requirements of the SEC. The guarantee structures and related disclosures in this section, together with Exhibit 22 to our 2025 Annual Report on Form 10-K, satisfy these reporting obligations.
(b)Universal Beijing Resort debt financing is secured by the assets of Universal Beijing Resort and the equity interests of the investors. See Note 7 for additional information.
(c)Other as of December 31, 2025 includes $1.0 billion aggregate principal amount of 7.25% fixed-rate senior secured notes due January 2031 issued by Versant which was secured by the assets of Versant. Subsequent to December 31, 2025, the notes ceased to be our contractual obligation due to the completion of the Separation.
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
As of March 31, 2026 and December 31, 2025, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $112 billion and $107 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $15 billion and $14 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of March 31, 2026 and December 31, 2025, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $76 billion and $71 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $11 billion for both periods. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
We believe our estimates associated with the valuation and impairment testing of goodwill are critical in the preparation of our consolidated financial statements. We assessed goodwill for impairment in connection with the Separation and our change in segment composition in the first quarter of 2026. Based on our assessment, no impairment was required, and the estimated fair values of our reporting units substantially exceeded their carrying values.
For a more complete discussion of the accounting estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2025 Annual Report on Form 10-K and there have been no material changes to this information.
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
ITEM 1A: RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2025 Annual Report on Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
January 1-31, 2026	13,290,646	$28.59	13,290,646	$380,016,602	$8,486,251,152
February 1-28, 2026	12,149,783	$31.28	12,149,783	$380,000,287	$8,106,250,866
March 1-31, 2026	16,672,330	$29.96	16,672,330	$499,581,496	$7,606,669,370
Total	42,112,759	$29.91	42,112,759	$1,259,598,384	$7,606,669,370
(a)In January of 2025, our Board of Directors approved a new share repurchase authorization of $15 billion, which has no expiration date. We expect to repurchase additional shares of our Class A common stock under this authorization, in the open market or in private transactions, subject to market and other conditions.
ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, filed with the Securities and Exchange Commission on April 23, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: April 23, 2026