Form 10-Q
period 2026-06-30
COMCAST CORP
filed 2026-07-23
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 15, 2026, there were 3,539,192,198 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2026. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
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
Our businesses may be affected by, among other things, the following:
•our businesses operate in highly competitive and dynamic industries, and our businesses and results of operations could be adversely affected if we do not compete effectively
•changes in consumer behavior continue to adversely affect our businesses and challenge existing business models
•a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses
•our success depends on consumer acceptance of our content, and our businesses may be adversely affected if our content fails to achieve sufficient consumer acceptance
•programming expenses for our video services are increasing on a per subscriber basis, which could adversely affect our video businesses
•the loss of programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses
•our businesses depend on using and protecting certain intellectual property rights and on not infringing, misappropriating or otherwise violating the intellectual property rights of others
•we may be unable to obtain necessary hardware, software and operational support
•our businesses depend on keeping pace with technological developments
•a cyber attack, information or security breach, or technology disruption or failure may negatively impact our ability to conduct our business or result in the misuse of confidential information, all of which could adversely affect our business, reputation or results of operations
•weak economic conditions may have a negative impact on our businesses
•acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated
•we face risks relating to doing business internationally that could adversely affect our businesses
•natural disasters, severe weather and other uncontrollable events could adversely affect our business, reputation and results of operations
•the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses
•labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses
•if the Versant Separation does not qualify as non-taxable, we and/or holders of our common stock could be subject to significant tax liability
•we are subject to regulation by federal, state, local and foreign authorities, which impose additional costs and restrictions on our businesses
•unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures
•our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and Co-CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

•there are risks related to our intention to separate into two independent publicly traded companies through a tax-free spin-off of NBCUniversal and Sky

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue	$29,940	$30,313	$61,396	$60,199
Costs and Expenses:
Programming and production	8,389	7,576	19,273	15,991
Marketing and promotion	2,258	2,168	4,422	4,239
Other operating and administrative	10,445	10,422	20,853	20,314
Depreciation	2,391	2,349	4,724	4,580
Amortization	1,297	1,805	2,829	3,423
Total costs and expenses	24,780	24,320	52,101	48,548
Operating income	5,160	5,992	9,296	11,650
Interest expense	(1,052)	(1,105)	(2,146)	(2,155)
Investment and other income (loss), net	503	9,760	195	9,644
Income before income taxes	4,612	14,647	7,345	19,139
Income tax expense	(1,194)	(3,603)	(1,899)	(4,799)
Net income	3,419	11,044	5,445	14,340
Less: Net income (loss) attributable to noncontrolling interests	(107)	(79)	(254)	(158)
Net income attributable to Comcast Corporation	$3,526	$11,123	$5,699	$14,498
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.99	$2.99	$1.59	$3.87
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.99	$2.98	$1.59	$3.86
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$3,419	$11,044	$5,445	$14,340
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $(15), $124, $(46), and $198	(359)	1,762	(763)	2,710
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(3), $(15), $(5), and $(15)	14	18	28	(3)
Realized (gains) losses reclassified to net income, net of deferred taxes of $(3), $13, $(5), and $19	12	(47)	19	(67)
Employee benefit obligations and other, net of deferred taxes of $(5), $2, $—, and $20	(11)	(8)	(18)	(64)
Other comprehensive income (loss)	(344)	1,724	(733)	2,576
Comprehensive income	3,074	12,768	4,713	16,916
Less: Net income (loss) attributable to noncontrolling interests	(107)	(79)	(254)	(158)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	3	2	7
Comprehensive income attributable to Comcast Corporation	$3,181	$12,845	$4,965	$17,067
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating Activities
Net income	$5,445	$14,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,553	8,003
Share-based compensation	786	703
Noncash interest expense (income), net	253	253
Net (gain) loss on investment activity and other	(84)	(9,390)
Deferred income taxes	1,427	2,556
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(1,338)	1,023
Film and television costs, net	873	188
Accounts payable and accrued expenses related to trade creditors	958	34
Other operating assets and liabilities	(891)	(1,602)
Net cash provided by operating activities	14,983	16,109
Investing Activities
Capital expenditures	(5,253)	(4,930)
Cash paid for intangible assets	(1,226)	(1,257)
Construction of Universal Beijing Resort	—	(3)
Acquisitions, net of cash acquired	—	(1,279)
Proceeds from sales of businesses and investments	106	659
Purchases of investments	(485)	(1,132)
Other	367	39
Net cash provided by (used in) investing activities	(6,491)	(7,903)
Financing Activities
Proceeds from borrowings	1,990	2,494
Repurchases and repayments of debt	(7,344)	(1,856)
Repurchases of common stock under repurchase program and employee plans	(2,507)	(4,066)
Dividends paid	(2,432)	(2,462)
Cash transferred to Versant, net	(750)	—
Other	(270)	9
Net cash provided by (used in) financing activities	(11,313)	(5,881)
Impact of foreign currency on cash, cash equivalents and restricted cash	(4)	46
Increase (decrease) in cash, cash equivalents and restricted cash	(2,824)	2,371
Cash, cash equivalents and restricted cash, beginning of period	10,559	7,377
Cash, cash equivalents and restricted cash, end of period	$7,735	$9,748
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$7,661	$9,481
Receivables, net	13,955	13,869
Other current assets	4,718	6,217
Total current assets	26,335	29,567
Film and television costs	10,467	12,214
Investments	7,828	7,952
Property and equipment, net of accumulated depreciation of $62,017 and $60,754	66,127	65,680
Goodwill	53,070	61,502
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $31,818 and $39,362	19,687	22,474
Other noncurrent assets, net	14,669	13,877
Total assets	$257,548	$272,631
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,864	$11,058
Deferred revenue	3,787	4,097
Accrued expenses and other current liabilities	11,325	12,410
Current portion of debt	6,117	5,958
Total current liabilities	33,093	33,524
Noncurrent portion of debt	84,264	92,979
Deferred income taxes	28,940	27,788
Other noncurrent liabilities	21,296	20,965
Commitments and contingencies
Redeemable noncontrolling interests	185	224
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock. 0.01 par value—authorized, 7,500,000,000 shares: issued, 4,455,985,852 and 4,513,794,607; outstanding, 3,536,959,497 and 3,594,768,252	45	45
Class B common stock, 0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,680	37,709
Retained earnings	60,298	66,675
Treasury stock, 919,026,355 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(743)	(8)
Total Comcast Corporation shareholders’ equity	89,763	96,903
Noncontrolling interests	7	249
Total equity	89,770	97,151
Total liabilities and equity	$257,548	$272,631
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Redeemable Noncontrolling Interests
Balance, beginning of period	$205	$244	$224	$237
Contributions from (distributions to) noncontrolling interests, net	(1)	2	15	4
Other	—	—	5	—
Net income (loss)	(18)	(15)	(59)	(11)
Balance, end of period	$185	$231	$185	$231

Class A Common Stock
Balance, beginning of period	$45	$46	$45	$47
Repurchases of common stock under repurchase program and employee plans	—	—	—	(1)
Balance, end of period	$45	$46	$45	$46

Class B Common Stock
Balance, beginning and end of period	$—	$—	$—	$—

Additional Paid-In Capital
Balance, beginning of period	$37,543	$37,832	$37,709	$38,102
Share-based compensation	360	295	769	640
Repurchases of common stock under repurchase program and employee plans	(276)	(389)	(867)	(1,053)
Issuances of common stock under employee plans	52	62	69	111
Other	1	(3)	1	(3)
Balance, end of period	$37,680	$37,797	$37,680	$37,797

Retained Earnings
Balance, beginning of period	$58,602	$57,473	$66,675	$56,972
Repurchases of common stock under repurchase program and employee plans	(650)	(1,347)	(1,597)	(2,967)
Dividends declared	(1,183)	(1,248)	(2,371)	(2,503)
Versant Separation (see Note 6)	4	—	(8,107)	—
Net income	3,526	11,123	5,699	14,498
Balance, end of period	$60,298	$66,000	$60,298	$66,000

Treasury Stock at Cost
Balance, beginning and end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(399)	$(1,197)	$(8)	$(2,043)
Other comprehensive income (loss)	(344)	1,722	(735)	2,569
Balance, end of period	$(743)	$525	$(743)	$525

Noncontrolling Interests
Balance, beginning of period	$61	$418	$249	$477
Other comprehensive income (loss)	—	3	2	7
Contributions from (distributions to) noncontrolling interests, net	35	20	63	39
Versant Separation (see Note 6)	—	—	(110)	—
Net income (loss)	(89)	(64)	(195)	(147)
Balance, end of period	$7	$376	$7	$376
Total equity	$89,770	$97,228	$89,770	$97,228
Cash dividends declared per common share	$0.33	$0.33	$0.66	$0.66
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
In June 2026, we announced our intention to separate into two independent publicly traded companies through a tax-free spin-off of NBCUniversal and Sky (the “NBCUniversal Spin-off”) comprised primarily of the Media, Studios and Theme Parks segments and the Sky businesses within our Residential Connectivity & Platforms and Business Services segments. The NBCUniversal Spin-off is expected to be completed in mid-2027, subject to the satisfaction of customary conditions, including obtaining final approval from our Board of Directors, receipt of tax opinions and regulatory approvals, and completion of financing arrangements. We expect to retain an ownership interest of up to 19.9% in the NBCUniversal Spin-off entities for up to one year after the completion of the spin-off, which we intend to monetize in a tax-efficient manner over time. There can be no assurance that a separation transaction will occur, or, if one does occur, of its terms or timing. The condensed consolidated financial statements and related notes do not reflect the proposed NBCUniversal Spin-off.
On May 31, 2026, we completed the previously announced sale of our Sky operations in Germany. The sale did not meet the criteria to be presented as a discontinued operation, and the results of our Sky operations in Germany are included in our consolidated results of operations through the date of sale. See Note 6 for additional information.
On January 2, 2026 (the “Versant Separation Date”), we completed the previously announced separation of Versant Media Group, Inc. (“Versant”) into an independent publicly traded company comprised of select cable television networks and complementary digital platforms through a tax-free spin-off (the “Versant Separation”). The Versant Separation did not meet the criteria to be presented as a discontinued operation, and Versant’s results are included in our results of operations for the three and six months ended June 30, 2025. See Note 6 for additional information.
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

Comcast Corporation
Our financial data by segment is presented in the tables below and has been updated to reflect the change in our segment composition. We do not present asset information for our segments as this information is not used to allocate resources.

	Three Months Ended June 30, 2026
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,115	$2,667	$4,637	$2,482	$2,413	$29,314
Intersegment revenue(a)	9	5	1,054	558	—	1,625
	17,124	2,671	5,691	3,040	2,413	30,940
Reconciliation of Revenue
Other revenue(b)						771
Eliminations(a)						(1,771)
Total consolidated revenue						$29,940

Less segment expenses:(c)
Programming and production	3,698		3,699	2,047
Marketing and promotion			289	545
Other(d)	6,977	1,155	994	247	1,805
Segment Adjusted EBITDA(e)	$6,448	$1,516	$708	$202	$609	$9,483

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(214)
Corporate and other(b)(e)						(449)
Eliminations						29
Depreciation						(2,391)
Amortization						(1,297)
Interest expense						(1,052)
Investment and other income (loss), net						503
Income before income taxes						$4,612

Comcast Corporation

	Three Months Ended June 30, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,820	$2,569	$3,463	$1,733	$2,349	$27,934
Intersegment revenue(a)	19	6	1,080	700	—	1,805
	17,839	2,575	4,543	2,432	2,349	29,739
Reconciliation of Revenue
Versant revenue						1,770
Other revenue(b)						885
Eliminations(a)						(2,081)
Total consolidated revenue						$30,313

Less segment expenses:(c)
Programming and production	3,998		2,759	1,664
Marketing and promotion			285	452
Other(d)	6,835	1,131	816	256	1,708
Segment Adjusted EBITDA(e)	$7,006	$1,444	$683	$61	$641	$9,835

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(201)
Versant						789
Corporate and other(b)(e)						(360)
Eliminations						84
Depreciation						(2,349)
Amortization						(1,805)
Interest expense						(1,105)
Investment and other income (loss), net						9,760
Income before income taxes						$14,647

	Six Months Ended June 30, 2026
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$34,402	$5,300	$10,771	$4,575	$4,744	$59,792
Intersegment revenue(a)	44	11	2,199	1,892	—	4,146
	34,446	5,311	12,970	6,466	4,744	63,938
Reconciliation of Revenue
Other revenue(b)						1,792
Eliminations(a)						(4,333)
Total consolidated revenue						$61,396

Less segment expenses:(c)
Programming and production	7,485		10,003	4,282
Marketing and promotion			694	918
Other(d)	14,079	2,319	1,991	509	3,584
Segment Adjusted EBITDA(e)	$12,882	$2,992	$282	$757	$1,159	$18,073

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(423)
Corporate and other(b)(e)						(659)
Eliminations						(142)
Depreciation						(4,724)
Amortization						(2,829)
Interest expense						(2,146)
Investment and other income (loss), net						195
Income before income taxes						$7,345

Comcast Corporation

	Six Months Ended June 30, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$35,449	$5,059	$6,960	$3,733	$4,225	$55,427
Intersegment revenue(a)	56	11	2,109	1,525	1	3,702
	35,504	5,071	9,069	5,259	4,226	59,129
Reconciliation of Revenue
Versant revenue						3,539
Other revenue(b)						1,802
Eliminations(a)						(4,270)
Total consolidated revenue						$60,199

Less segment expenses:(c)
Programming and production	8,105		6,042	3,564
Marketing and promotion			591	844
Other(d)	13,551	2,205	1,646	515	3,171
Segment Adjusted EBITDA(e)	$13,848	$2,866	$790	$335	$1,055	$18,893

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(396)
Versant						1,623
Corporate and other(b)(e)						(583)
Eliminations						116
Depreciation						(4,580)
Amortization						(3,423)
Interest expense						(2,155)
Investment and other income (loss), net						9,644
Income before income taxes						$19,139
(a)Our most significant intersegment revenue transactions include distribution revenue in Media related to fees from Residential Connectivity & Platforms for the rights to distribute television programming, and content licensing revenue in Studios for licenses of owned content to Media. Amounts in 2025 also include intersegment revenue transactions between our segments and Versant.
(b)Includes the operations of our Sky-branded video services and television networks in Germany through the completion of the sale on May 31, 2026 (see Note 6); our regional sports networks; and Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania. Corporate and other also includes overhead and personnel costs for Corporate. The six months ended June 30, 2026 includes $51 million of transaction costs associated with the Versant Separation. The three and six months ended June 30, 2025 include $110 million and $132 million, respectively, of transaction and transaction-related costs associated with the Versant Separation.
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
(f)Includes overhead, personnel costs and other costs necessary to operate the Media, Studios and Theme Parks segments.

Comcast Corporation
Note 3: Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025(a)	2026	2025(a)
Domestic broadband	$6,280	$6,649	$12,618	$13,327
Domestic wireless service	1,007	882	1,984	1,732
Domestic wireless equipment	404	313	821	587
International connectivity	1,246	1,219	2,486	2,351
Video	6,092	6,605	12,347	13,206
Advertising	962	951	1,913	1,850
Other	1,133	1,219	2,277	2,452
Total Residential Connectivity & Platforms Segment	17,124	17,839	34,446	35,504

Total Business Services Connectivity Segment	2,671	2,575	5,311	5,071

Domestic advertising	2,163	1,395	5,616	2,863
Domestic distribution	1,993	1,632	4,276	3,299
International networks	1,330	1,254	2,621	2,403
Other	204	261	457	505
Total Media Segment	5,691	4,543	12,970	9,069

Content licensing	1,799	1,805	4,772	3,979
Theatrical	972	284	1,088	570
Other	269	343	605	709
Total Studios Segment	3,040	2,432	6,466	5,259

Total Theme Parks Segment	2,413	2,349	4,744	4,226

Versant revenue(b)	—	1,770	—	3,539
Other revenue	771	885	1,792	1,802
Eliminations(c)	(1,771)	(2,081)	(4,333)	(4,270)
Total revenue	$29,940	$30,313	$61,396	$60,199
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

(in millions)	June 30, 2026	December 31, 2025
Receivables, gross	$14,630	$14,582
Less: Allowance for credit losses	675	713
Receivables, net	$13,955	$13,869
Noncurrent receivables, net (included in other noncurrent assets, net)	$2,282	$1,924
Noncurrent deferred revenue (included in other noncurrent liabilities)	$655	$621
Our accounts receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	June 30, 2026	December 31, 2025
Receivables, net	$1,987	$2,096
Noncurrent receivables, net (included in other noncurrent assets, net)	1,494	1,395
Total	$3,481	$3,491

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Video distribution programming	$2,340	$2,511	$4,722	$5,170
Film and television content:
Owned(a)	2,605	2,230	5,166	4,887
Licensed, including sports rights	3,062	2,474	8,651	5,279
Other	382	361	734	656
Total programming and production costs	$8,389	$7,576	$19,273	$15,991
(a) Amount includes amortization of owned content of $1.9 billion and $3.9 billion for the three and six months ended June 30, 2026, respectively, and $1.8 billion and $4.0 billion for the three and six months ended June 30, 2025, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	June 30, 2026	December 31, 2025
Owned:
In production and in development	$2,358	$2,896
Completed, not released	469	84
Released, less amortization	4,385	4,571
	7,212	7,551
Licensed, including sports advances	3,255	4,663
Film and television costs	$10,467	$12,214
Note 5: Debt
As of June 30, 2026, our debt had a carrying value of $90.4 billion and an estimated fair value of $79.7 billion. As of December 31, 2025, our debt had a carrying value of $98.9 billion and an estimated fair value of $90.3 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market prices for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Note 6: Significant Transactions
Versant Separation
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
The Versant Separation was structured to qualify as a tax-free spin-off for U.S. federal income tax purposes and achieved through the transfer of assets and liabilities comprising the Versant business to Versant and its subsidiaries, followed by the distribution on January 2, 2026 of 100% of the shares of Versant common stock to Comcast shareholders in which each Comcast shareholder received 1 share of Versant common stock for every 25 shares of Comcast common stock owned as of the close of business on the record date of December 16, 2025 (the “Distribution”). Because the Versant business was not historically operated as a distinct business unit or division of Comcast, we undertook a series of corporate reorganization transactions in anticipation of the Versant Separation. Assets of approximately $12.5 billion, including approximately $7.7 billion of goodwill and $1.4 billion of other intangible assets, net of accumulated amortization, and liabilities of approximately $4.3 billion, including $3.0 billion of indebtedness from the issuance of certain notes and borrowings from a Term A loan facility and Term B loan facility associated with the Versant business were distributed through retained earnings as of the Versant Separation Date. Following the Versant Separation, we do not beneficially own any equity interest in Versant and no longer consolidate the results of the Versant business into our consolidated financial results.
On the Versant Separation Date, Versant distributed to us $2.25 billion of cash, which was funded by the $3.0 billion of prior indebtedness, resulting in a net cash distribution of $750 million to Versant in the first quarter of 2026. The proceeds from the $2.25 billion distribution, together with cash on hand, were used for the redemption on January 15, 2026 of all outstanding amounts of our 3.15% Notes due March 2026, including accrued and unpaid interest, totaling approximately $2.1 billion and all

Comcast Corporation
outstanding amounts of our 5.35% Notes due November 2027, including accrued and unpaid interest, totaling approximately $650 million.
As part of the Versant Separation, we entered into a Separation and Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, an Employee Matters Agreement and several other agreements with Versant to effect the Versant Separation and provide a framework for our relationship with Versant after the Versant Separation. Pursuant to a commercial services agreement with Versant, we will sell domestic linear and related digital advertising inventory on their behalf for approximately two years, and we record net commission revenue as earned.
Sale of Sky Operations in Germany
On May 31, 2026, we completed the sale of our Sky operations in Germany in exchange for net pre-tax cash proceeds of $59 million and other variable consideration. Upon completion of the sale, we derecognized assets of $770 million and liabilities of $644 million and recorded a $9 million pre-tax loss, presented in depreciation in our condensed consolidated statement of income. The pre-tax loss includes $30 million of accumulated other comprehensive income (loss) that was reclassified into net income. The related assets and liabilities were presented as held for sale as of December 31, 2025, with $892 million included in other current assets and $848 million included in accrued expenses and other current liabilities within our condensed consolidated balance sheet.
Note 7: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Equity in net income (losses) of investees, net	$285	$(29)	$(106)	$(222)
Realized and unrealized gains (losses) on equity securities, net	(13)	136	(18)	112
Other income (loss), net	232	9,652	319	9,754
Investment and other income (loss), net	$503	$9,760	$195	$9,644
The amount of unrealized gains (losses), net recognized for the three months ended June 30, 2026 and 2025 that related to equity securities still held as of the end of each reporting period was $(16) million and $(7) million, respectively. The amount of unrealized gains (losses), net recognized for the six months ended June 30, 2026 and 2025 that related to equity securities still held as of the end of each reporting period was $(27) million and $(30) million, respectively.
Investments

(in millions)	June 30, 2026	December 31, 2025
Equity method	$6,891	$6,674
Nonmarketable equity securities	810	1,049
Other investments	144	244
Total investments	7,845	7,966
Less: Current investments	17	14
Noncurrent investments	$7,828	$7,952
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the six months ended June 30, 2026 and 2025 was $89 million and $69 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the six months ended June 30, 2026 and 2025, we made cash capital contributions totaling $267 million and $103 million, respectively, to Atairos. As of June 30, 2026 and December 31, 2025, our investment, inclusive of advances classified within other investments, was $5.0 billion and $4.7 billion, respectively. As of June 30, 2026, our remaining unfunded capital commitment was $1.1 billion.

Comcast Corporation
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of June 30, 2026, Universal Beijing Resort had $3.7 billion of debt outstanding, including $3.3 billion principal amount of a term loan outstanding under the debt financing agreement. As of December 31, 2025, Universal Beijing Resort had $3.6 billion of debt outstanding, including $3.2 billion principal amount of a term loan outstanding under the debt financing agreement.
As of June 30, 2026, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.6 billion and $7.7 billion, respectively. As of December 31, 2025, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.4 billion and $7.3 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 8: Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2026 are presented in the table below.

(in billions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Balance, December 31, 2025
Goodwill	$36.0	$3.4	$22.4	$3.7	$5.0	$70.6
Accumulated impairment losses	(6.7)	—	(2.4)	—	—	(9.0)
	$29.3	$3.4	$20.1	$3.7	$5.0	$61.5
Versant Separation (see Note 6)	—	—	(7.7)	—	—	(7.7)
Foreign currency translation and other	(0.4)	—	(0.1)	—	(0.1)	(0.7)
Balance, June 30, 2026
Goodwill	$35.4	$3.4	$13.7	$3.7	$4.9	$61.0
Accumulated impairment losses	(6.5)	—	(1.4)	—	—	(7.9)
	$28.9	$3.4	$12.2	$3.7	$4.9	$53.1
Intangible Assets
In connection with the Versant Separation, customer relationships decreased by a gross carrying amount of $9.0 billion and related accumulated amortization of $7.9 billion and other agreements and rights decreased by a gross carrying amount of $0.7 billion and related accumulated amortization of $0.5 billion.
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

Estimated Amortization Expense
(in billions)
Remaining six months of 2026	$0.8
2027	$0.7
2028	$0.7
2029	$0.6
2030	$0.6

Comcast Corporation
Note 9: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Weighted-average number of common shares outstanding – basic	3,564	3,720	3,580	3,744
Effect of dilutive securities	6	7	13	12
Weighted-average number of common shares outstanding – diluted	3,570	3,727	3,593	3,756
Antidilutive securities	291	250	269	234
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2026	December 31, 2025
Cumulative translation adjustments	$(1,049)	$(247)
Deferred gains (losses) on cash flow hedges	96	44
Unrecognized gains (losses) on employee benefit obligations and other	210	195
Accumulated other comprehensive income (loss), net of deferred taxes	$(743)	$(8)
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
In February 2026, we granted 49 million RSUs under our annual management awards program. The weighted-average fair value associated with these grants was $29.60 per RSU. During the three months ended June 30, 2026 and 2025, share-based compensation expense recognized in our condensed consolidated statements of income was $319 million and $268 million, respectively. During the six months ended June 30, 2026 and 2025, share-based compensation expense recognized in our condensed consolidated statements of income was $696 million and $589 million, respectively. As of June 30, 2026, we had unrecognized pre-tax compensation expense of $2.8 billion related to unvested RSUs and unvested stock options.
Note 10: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Six Months Ended June 30,
(in millions)	2026	2025
Interest	$1,836	$1,803
Income taxes(a)	$559	$2,085
(a) Cash payments for income taxes for the six months ended June 30, 2026 and 2025 include $52 million and $334 million, respectively, related to the purchase of third-party transferable tax credits.
Noncash Activities
During the six months ended June 30, 2026:
•we acquired $2.1 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.33 per common share paid in July 2026
During the six months ended June 30, 2025:
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

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$7,661	$9,481
Restricted cash included in other current assets and other noncurrent assets, net(a)	74	1,078
Cash, cash equivalents and restricted cash, end of period	$7,735	$10,559
(a)Restricted cash in other current assets as of December 31, 2025 includes the net proceeds from Versant’s issuance of $1.0 billion aggregate principal amount of 7.25% senior secured notes, plus accrued and unpaid interest, which were held in an escrow account due to a special mandatory redemption if the Versant Separation did not consummate by March 2, 2026. These funds were transferred to Versant on the Versant Separation Date (see Note 6).
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
The Versant Separation occurred on January 2, 2026. The results of Versant are included in our consolidated results of operations for the three and six months ended June 30, 2025 and are excluded from our segment operating results (see Note 2). The sale of our Sky operations in Germany was completed on May 31, 2026; its results are included in our consolidated results of operations through the date of sale (see Note 6) and are excluded from our segment operating results.
In June 2026, we announced our intention to separate into two independent publicly traded companies through a tax-free spin-off of NBCUniversal and Sky. The NBCUniversal Spin-off is expected to be completed in mid-2027, subject to the satisfaction of customary conditions. There can be no assurance that a separation transaction will occur, or, if one does occur, of its terms or timing. The discussion and analysis that follows includes the results of the businesses proposed to be included in the NBCUniversal Spin-off and does not reflect or give effect to what our results of operations and financial condition may be following the NBCUniversal Spin-off, if consummated.

Consolidated Operating Results

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions, except per share data)	2026	2025	%	2026	2025	%
Revenue	$29,940	$30,313	(1.2)%	$61,396	$60,199	2.0%
Costs and Expenses:
Programming and production	8,389	7,576	10.7	19,273	15,991	20.5
Marketing and promotion	2,258	2,168	4.1	4,422	4,239	4.3
Other operating and administrative	10,445	10,422	0.2	20,853	20,314	2.7
Depreciation	2,391	2,349	1.8	4,724	4,580	3.1
Amortization	1,297	1,805	(28.2)	2,829	3,423	(17.3)
Total costs and expenses	24,780	24,320	1.9	52,101	48,548	7.3
Operating income	5,160	5,992	(13.9)	9,296	11,650	(20.2)
Interest expense	(1,052)	(1,105)	(4.8)	(2,146)	(2,155)	(0.4)
Investment and other income (loss), net	503	9,760	(94.8)	195	9,644	(98.0)
Income before income taxes	4,612	14,647	(68.5)	7,345	19,139	(61.6)
Income tax expense	(1,194)	(3,603)	(66.9)	(1,899)	(4,799)	(60.4)
Net income	3,419	11,044	(69.0)	5,445	14,340	(62.0)
Less: Net income (loss) attributable to noncontrolling interests	(107)	(79)	34.8	(254)	(158)	60.6
Net income attributable to Comcast Corporation	$3,526	$11,123	(68.3)%	$5,699	$14,498	(60.7)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.99	$2.99	(66.9)%	$1.59	$3.87	(58.9)%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.99	$2.98	(66.9)%	$1.59	$3.86	(58.9)%
Weighted-average number of common shares outstanding – basic	3,564	3,720	(4.2)%	3,580	3,744	(4.4)%
Weighted-average number of common shares outstanding – diluted	3,570	3,727	(4.2)%	3,593	3,756	(4.3)%

Adjusted EBITDA(a)	$8,902	$10,283	(13.4)%	$16,831	$19,815	(15.1)%
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 29 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated revenue decreased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to the Versant Separation and a decrease in the Connectivity & Platforms business, partially offset by an increase in the Content & Experiences business.
Consolidated revenue increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in the Content & Experiences business, partially offset by a decrease due to the Versant Separation and a decrease in the Connectivity & Platforms business. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”
Consolidated costs and expenses, excluding depreciation and amortization expense, increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in the Content & Experiences business, partially offset by a decrease due to the Versant Separation and a decrease in the Connectivity & Platforms business.
Consolidated costs and expenses, excluding depreciation and amortization expense, increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in the Content & Experiences business, partially offset by a decrease due to the Versant Separation. Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense decreased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to lower amortization of customer relationships and other agreements and rights due to the Versant Separation and an impairment of certain long-lived assets in the prior year period.

Consolidated depreciation and amortization expense decreased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to lower amortization of customer relationships and other agreements and rights due to the Versant Separation, partially offset by increased depreciation due to the opening of Epic Universe in May 2025 and increased impairments of certain long-lived assets in the current year period compared to the prior year period.
Amortization expense from acquisition-related intangible assets totaled $525 million and $1.1 billion for the three and six months ended June 30, 2026, respectively, and $810 million and $1.6 billion for the three and six months ended June 30, 2025, respectively. Amounts primarily relate to intangible assets, including customer relationships and other agreements and rights, recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense decreased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in average debt outstanding. Consolidated interest expense was consistent for the six months ended June 30, 2026 compared to the same period in 2025.
Consolidated investment and other income (loss), net decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Equity in net income (losses) of investees, net	$285	$(29)	$(106)	$(222)
Realized and unrealized gains (losses) on equity securities, net	(13)	136	(18)	112
Other income (loss), net	232	9,652	319	9,754
Total investment and other income (loss), net	$503	$9,760	$195	$9,644
The changes in equity in net income (losses) of investees, net for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily due to our investment in Atairos. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $341 million and $7 million for the three and six months ended June 30, 2026, respectively, and $(26) million and $(194) million for the three and six months ended June 30, 2025, respectively.
The changes in realized and unrealized gains (losses) on equity securities, net for the three and six months ended June 30, 2026 were primarily due to a gain on the sale of a nonmarketable security in the prior year periods.
The changes in other income (loss), net for the three and six months ended June 30, 2026 primarily resulted from a $9.4 billion gain from the sale of our interest in Hulu in the prior year periods.
Consolidated income tax expense for the three and six months ended June 30, 2026 and 2025 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decreases in income tax expense for the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily driven by lower domestic income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to Universal Beijing Resort. Consolidated net income (loss) attributable to noncontrolling interests changed for the six months ended June 30, 2026 primarily due to our regional sports networks and Universal Beijing Resort.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.
Connectivity & Platforms Results of Operations

	Three Months Ended June 30,		Change	Constant Currency Change(b)	Six Months Ended June 30,		Change	Constant Currency Change(b)
(in millions)	2026	2025	%	%	2026	2025	%	%
Revenue
Residential Connectivity & Platforms	$17,124	$17,839	(4.0)%	(4.3)%	$34,446	$35,504	(3.0)%	(3.9)%
Business Services Connectivity	2,671	2,575	3.7	3.7	5,311	5,071	4.7	4.7
Total Connectivity & Platforms revenue	$19,795	$20,414	(3.0)%	(3.2)%	$39,757	$40,575	(2.0)%	(2.8)%
Adjusted EBITDA
Residential Connectivity & Platforms	$6,448	$7,006	(8.0)%	(8.0)%	$12,882	$13,848	(7.0)%	(7.3)%
Business Services Connectivity	1,516	1,444	5.0	5.0	2,992	2,866	4.4	4.4
Total Connectivity & Platforms Adjusted EBITDA	$7,964	$8,450	(5.7)%	(5.8)%	$15,875	$16,714	(5.0)%	(5.3)%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	37.7%	39.3%	(160) bps	(150) bps	37.4%	39.0%	(160) bps	(130) bps
Business Services Connectivity	56.7	56.1	60 bps	60 bps	56.3	56.5	(20) bps	(20) bps
Total Connectivity & Platforms Adjusted EBITDA margin	40.2%	41.4%	(120) bps	(110) bps	39.9%	41.2%	(130) bps	(100) bps
(a)Our Adjusted EBITDA margin is Adjusted EBITDA as a percentage of revenue. We believe this metric is useful particularly as we continue to focus on growing our higher-margin businesses and improving overall operating cost management. The changes reflect the year-over-year basis point changes in the rounded Adjusted EBITDA margins.
(b)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 29 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
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

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025	2026	2025
Residential Connectivity & Platforms Customer Relationships(a)
Domestic Residential Connectivity & Platforms customer relationships	30,179	30,746	(166)	(223)	(261)	(427)
International Residential Connectivity & Platforms customer relationships(b)	17,539	17,573	(64)	(102)	40	(113)
Total Residential Connectivity & Platforms customer relationships(b)	47,718	48,318	(230)	(325)	(221)	(540)
Domestic Residential Broadband
Domestic broadband residential customers	28,486	28,989	(167)	(201)	(233)	(384)
Domestic residential passings(c)	59,443	58,356
Domestic broadband residential penetration of residential passings(d)	47.9%	49.7%
Domestic Wireless
Domestic wireless lines(e)	10,187	8,527	448	378	883	701
Domestic Video
Domestic video customers	10,668	11,771	(280)	(325)	(601)	(751)
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
(b)Total Residential Connectivity & Platforms customer relationships and International Residential Connectivity & Platforms customer relationships were updated in the first quarter of 2026 due to a conforming change in methodology, resulting in a decrease of 125,000 customers. There was no impact to net additions and information for the prior periods has been recast on a comparable basis.
(c)Connectivity & Platforms domestic residential passings are considered passings if we can connect them to our network in the United States without further extending the transmission lines. The number of domestic residential passings is an estimate based on the best available information.
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

	Three Months Ended June 30,		Change	Constant Currency Change(g)	Six Months Ended June 30,		Change	Constant Currency Change(g)
(in millions)	2026	2025	%	%	2026	2025	%	%
Costs and Expenses
Programming(a)	$3,698	$3,998	(7.5)%	(7.9)%	$7,485	$8,105	(7.7)%	(9.1)%
Technical and support(b)	1,913	1,918	(0.3)	(0.5)	3,881	3,854	0.7	(0.2)
Direct product costs(c)	1,992	1,829	8.9	8.4	3,954	3,454	14.5	12.3
Marketing and promotion(d)	1,311	1,249	5.0	4.7	2,647	2,491	6.3	5.3
Customer service(e)	671	677	(0.9)	(1.1)	1,347	1,359	(0.9)	(1.7)
Other(f)	2,245	2,293	(2.1)	(2.3)	4,568	4,598	(0.7)	(1.5)
Total Connectivity & Platforms costs and expenses	$11,831	$11,965	(1.1)%	(1.5)%	$23,883	$23,862	0.1%	(1.2)%
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
(g)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 29 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended June 30,		Change	Constant Currency Change(a)	Six Months Ended June 30,		Change	Constant Currency Change(a)
(in millions)	2026	2025(b)%		%	2026	2025(b)%		%
Revenue
Domestic broadband	$6,280	$6,649	(5.5)%	(5.5)%	$12,618	$13,327	(5.3)%	(5.3)%
Domestic wireless service	1,007	882	14.2	14.2	1,984	1,732	14.6	14.6
Domestic convergence revenue	7,287	7,530	(3.2)	(3.2)	14,602	15,059	(3.0)	(3.0)
Domestic wireless equipment	404	313	28.8	28.8	821	587	40.0	40.0
International connectivity	1,246	1,219	2.2	1.3	2,486	2,351	5.7	1.7
Total residential connectivity	8,937	9,063	(1.4)	(1.5)	17,910	17,997	(0.5)	(1.0)
Video	6,092	6,605	(7.8)	(8.2)	12,347	13,206	(6.5)	(7.9)
Advertising	962	951	1.1	0.7	1,913	1,850	3.4	1.8
Other	1,133	1,219	(7.0)	(7.2)	2,277	2,452	(7.1)	(8.1)
Total revenue	17,124	17,839	(4.0)	(4.3)	34,446	35,504	(3.0)	(3.9)
Costs and Expenses
Programming	3,698	3,998	(7.5)	(7.9)	7,485	8,105	(7.7)	(9.1)
Other	6,977	6,835	2.1	1.7	14,079	13,551	3.9	2.6
Total costs and expenses	10,676	10,834	(1.5)	(1.8)	21,564	21,657	(0.4)	(1.8)
Adjusted EBITDA	$6,448	$7,006	(8.0)%	(8.0)%	$12,882	$13,848	(7.0)%	(7.3)%
(a)Constant currency is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 29 for additional information, including our definition and our use of constant currency, and for a reconciliation of constant currency amounts.
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
Domestic broadband revenue decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 due to decreases in average rates and declines in the number of domestic broadband customers.
Domestic wireless service revenue primarily consists of revenue from sales of wireless services to residential customers in the United States.
Domestic wireless service revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 due to increases in the number of customer lines.
Domestic wireless equipment revenue primarily consists of revenue from sales of wireless devices, including handsets, tablets and smart watches, to residential customers in the United States.
Domestic wireless equipment revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 due to increases in device sales.

International connectivity revenue primarily consists of revenue from sales of broadband services, including equipment and installation services, wireless services and wireless devices to residential customers in the United Kingdom and Italy.
International connectivity revenue increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in wireless revenue, reflecting higher equipment and services revenue, as well as the positive impact of foreign currency.
International connectivity revenue increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to the positive impact of foreign currency, an increase in broadband revenue primarily reflecting higher average rates, and an increase in wireless revenue reflecting higher equipment and services revenue.
Video revenue primarily consists of revenue from sales of video services to residential and business customers across the Connectivity & Platforms markets, including equipment and installation services. Video revenue includes pay-per-view and other transactional revenue and franchise fees, and revenue from sales of certain hardware, including Sky Glass smart televisions. Video revenue also includes commission revenue from sales of DTC streaming services that a customer is entitled to receive through a video service offering.
Video revenue decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to declines in the overall number of video customers. The decrease for the six months ended June 30, 2026 was partially offset by the positive impact of foreign currency.
Advertising revenue primarily consists of revenue from sales of advertising across our platforms in the Connectivity & Platforms markets, including advertising as part of our distribution agreements with cable networks in the United States, and advertising on Sky-branded entertainment television networks and on our digital properties. Advertising also includes revenue where we enter into representation agreements under which we sell advertising on behalf of third parties and from our advanced advertising businesses.
Advertising revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to higher domestic political advertising and increases in revenue from our advanced advertising business, partially offset by lower domestic nonpolitical advertising and lower international advertising. The increase for the six months ended June 30, 2026 also includes the positive impact of foreign currency.
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
Other revenue decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to decreases in residential wireline voice revenue driven by declines in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to declines in the number of domestic video subscribers. The decrease for the six months ended June 30, 2026 is partially offset by the impact of foreign currency.
Other expenses increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to increased direct product costs mainly due to growth in our domestic wireless business, increased spending on marketing and promotion, and the impact of foreign currency.
Other expenses increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increased direct product costs mainly due to growth in our domestic wireless business, the impact of foreign currency, and increased spending on marketing and promotion.
Business Services Connectivity Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$2,671	$2,575	3.7%	$5,311	$5,071	4.7%
Costs and expenses	1,155	1,131	2.1	2,319	2,205	5.2
Adjusted EBITDA	$1,516	$1,444	5.0%	$2,992	$2,866	4.4%
Business services connectivity revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increases in revenue from enterprise solutions offerings. The increase in enterprise solutions offerings for the six months ended June 30, 2026 reflects the April 2025 acquisition of Nitel.

Business services connectivity costs and expenses increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increases in marketing and promotion expenses and increases in direct product costs. The increase in direct product costs for the six months ended June 30, 2026 reflects the April 2025 acquisition of Nitel.
Content & Experiences Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue
Media	$5,691	$4,543	25.3%	$12,970	$9,069	43.0%
Studios	3,040	2,432	25.0	6,466	5,259	23.0
Theme Parks	2,413	2,349	2.7	4,744	4,226	12.3
Headquarters and Other	18	9	112.4	33	20	69.8
Eliminations	(435)	(604)	27.9	(1,546)	(1,298)	(19.1)
Total Content & Experiences revenue	$10,728	$8,730	22.9%	$22,668	$17,275	31.2%
Adjusted EBITDA
Media	$708	$683	3.7%	$282	$790	(64.3)%
Studios	202	61	NM	757	335	125.9
Theme Parks	609	641	(5.1)	1,159	1,055	9.9
Headquarters and Other	(214)	(201)	(6.7)	(423)	(396)	(6.8)
Eliminations	25	56	55.0	(115)	70	NM
Total Content & Experiences Adjusted EBITDA	$1,329	$1,241	7.1%	$1,661	$1,854	(10.4)%
Percentage changes that are considered not meaningful are denoted with NM.
We operate our Media segment as a combined television and streaming business. We expect that the number of subscribers and audience ratings at our linear television networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by growth in both paid subscribers and advertising revenue at Peacock. We expect to continue to incur significant costs related to content and marketing at Peacock. Revenue and programming expenses are also impacted by the timing of certain sporting events, including the Milan Cortina Olympics, Super Bowl and FIFA World Cup in the current year period and the NBA season beginning in the fourth quarter of 2025.
Our Studios segment generates revenue primarily from third parties and from licensing content to our Media segment. While the results of operations for our Studios segment are not impacted, results for our total Content & Experiences business may be impacted as the Studios segment licenses content to the Media segment, including for Peacock, rather than licensing the content to third parties.
We continue to invest significantly in existing and new theme park attractions, hotels and infrastructure, including Epic Universe in Orlando, which opened in May 2025, as well as in new destinations and experiences, including Universal United Kingdom Resort, a theme park and resort with a projected opening date in 2031.

Media Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue
Domestic advertising	$2,163	$1,395	55.0%	$5,616	$2,863	96.2%
Domestic distribution	1,993	1,632	22.1	4,276	3,299	29.6
International networks	1,330	1,254	6.1	2,621	2,403	9.1
Other	204	261	(21.9)	457	505	(9.5)
Total revenue	5,691	4,543	25.3	12,970	9,069	43.0
Costs and Expenses
Programming and production	3,699	2,759	34.1	10,003	6,042	65.6
Marketing and promotion	289	285	1.6	694	591	17.3
Other	994	816	21.8	1,991	1,646	21.0
Total costs and expenses	4,983	3,860	29.1%	12,688	8,279	53.3%
Adjusted EBITDA	$708	$683	3.7%	$282	$790	(64.3)%
Media Segment – Revenue
Revenue increased for the three months ended June 30, 2026 compared to the same period in 2025, including the impact of the FIFA World Cup in the second quarter of 2026. Revenue increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to the Milan Cortina Olympics, Super Bowl and FIFA World Cup. Excluding incremental revenue associated with these events, revenue for the three and six months ended June 30, 2026 increased primarily due to increases in domestic distribution, domestic advertising and international networks revenue.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Total revenue	$5,691	$4,543	25.3%	$12,970	$9,069	43.0%
Olympics, Super Bowl, and FIFA World Cup	440	—	NM	2,618	—	NM
Total revenue, excluding Olympics, Super Bowl and FIFA World Cup	$5,250	$4,543	15.6%	10,352	9,069	14.1%
Total domestic advertising revenue	$2,163	$1,395	55.0%	$5,616	$2,863	96.2%
Olympics, Super Bowl, and FIFA World Cup	440	—	NM	2,357	—	NM
Domestic advertising revenue, excluding Olympics, Super Bowl and FIFA World Cup	$1,723	$1,395	23.5%	3,259	2,863	13.8%
Total domestic distribution revenue	$1,993	$1,632	22.1%	$4,276	$3,299	29.6%
Olympics	—	—	NM	262	—	NM
Domestic distribution revenue, excluding Olympics	$1,993	$1,632	22.1%	$4,014	$3,299	21.7%
Percentage changes that are considered not meaningful are denoted with NM.
Domestic advertising revenue primarily consists of revenue generated from sales of advertising on our linear television networks operating predominantly in the United States and on Peacock.
Domestic advertising revenue increased for the three months ended June 30, 2026 compared to the same period in 2025, including the impact of the FIFA World Cup. Excluding the incremental revenue associated with this event, domestic advertising revenue increased for the three months ended June 30, 2026 primarily due to an increase in revenue at our linear television networks and an increase in revenue at Peacock.
Domestic advertising revenue increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to the Milan Cortina Olympics, Super Bowl and FIFA World Cup. Excluding the incremental revenue associated with these events, domestic advertising revenue increased for the six months ended June 30, 2026 primarily due to an increase in revenue at Peacock and an increase in revenue at our linear television networks.
Domestic distribution revenue primarily consists of revenue generated from Peacock subscription fees and from the distribution of our television networks operating predominantly in the United States to traditional and virtual multichannel video providers, and from NBC-affiliated and Telemundo-affiliated local broadcast television stations.

Domestic distribution revenue increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in revenue at Peacock driven by higher average rates and an increase in paid subscribers compared to the prior year period, partially offset by a decrease in revenue at our linear television networks. The decrease at our linear television networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
Domestic distribution revenue increased for the six months ended June 30, 2026 compared to the same period in 2025, including the impact of the Milan Cortina Olympics in the first quarter of 2026. Excluding the incremental revenue associated with this event, domestic distribution revenue increased for the six months ended June 30, 2026 primarily due to an increase in revenue at Peacock driven by higher average rates and an increase in paid subscribers compared to the prior year period, partially offset by a decrease in revenue at our linear television networks. The decrease at our linear television networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
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
International networks revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to the positive impact of foreign currency.
Other revenue primarily consists of revenue generated from the licensing of our owned content and revenue generated from the commission earned from our commercial services agreement with Versant.
* * *
Media segment total revenue included $1.9 billion and $4.0 billion related to Peacock for the three and six months ended June 30, 2026, respectively, including amounts related to the FIFA World Cup for the three months ended June 30, 2026 and to the Milan Cortina Olympics, Super Bowl, and FIFA World Cup for the six months ended June 30, 2026. Media segment total revenue included $1.2 billion and $2.5 billion related to Peacock for the three and six months ended June 30, 2025, respectively. Peacock revenue includes advertising, distribution and other revenue for our Peacock DTC streaming service, as well as distribution and advertising revenue from NBC Sports Network due to shared programming. We had 48 million and 41 million paid subscribers of Peacock as of June 30, 2026 and 2025, respectively. Peacock paid subscribers represent customers from which we recognize distribution revenue from the Peacock service, including both customers that pay us directly and customers receiving the service through arrangements with companies who sell Peacock on our behalf. In these arrangements, paid subscribers are counted based on the terms of the arrangement when the related revenue is recognized. As a result, certain customers are counted when they activate their account, while other customers are counted when the Peacock service is made available to them as part of their bundled service offering regardless of whether it is activated.
Media Segment – Costs and Expenses
Programming and production costs primarily consists of the amortization of owned and licensed content, including sports rights, direct production costs, production overhead, on-air talent costs and costs associated with the distribution of our television networks to multichannel video providers.
Programming and production costs increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to the impact of NBA rights and costs associated with the FIFA World Cup in the current year period.
Programming and production costs increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to costs associated with the Milan Cortina Olympics, Super Bowl and FIFA World Cup and an increase due to the impact of NBA rights in the current year period.
Marketing and promotion expenses primarily consists of the costs associated with promoting Peacock and our television networks.
Marketing and promotion expenses increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to higher costs associated with the FIFA World Cup, partially offset by lower costs related to marketing for Peacock.
Marketing and promotion expenses increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to higher costs associated with the Milan Cortina Olympics and FIFA World Cup, and higher costs related to marketing for Peacock.
Other expenses primarily consists of salaries, employee benefits, rent and other overhead expenses.
Other expenses increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in costs related to Peacock.

Other expenses increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to an increase in costs related to Peacock and increases in costs related to the Milan Cortina Olympics and Super Bowl.
* * *
Media segment total costs and expenses included $1.7 billion and $4.2 billion related to Peacock for the three and six months ended June 30, 2026, respectively, including amounts related to the FIFA World Cup for the three months ended June 30, 2026 and to the Milan Cortina Olympics, Super Bowl, and FIFA World Cup for the six months ended June 30, 2026. Media segment total costs and expenses included $1.3 billion and $2.8 billion related to Peacock for the three and six months ended June 30, 2025, respectively.
Studios Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue
Content licensing	$1,799	$1,805	(0.3)%	$4,772	$3,979	19.9%
Theatrical	972	284	NM	1,088	570	90.8
Other	269	343	(21.5)	605	709	(14.7)
Total revenue	3,040	2,432	25.0	6,466	5,259	23.0
Costs and Expenses
Programming and production	2,047	1,664	23.0	4,282	3,564	20.2
Marketing and promotion	545	452	20.6	918	844	8.7
Other	247	256	(3.5)	509	515	(1.2)
Total costs and expenses	2,839	2,372	19.7	5,709	4,923	16.0
Adjusted EBITDA	$202	$61	NM	$757	$335	125.9%
Percentage changes that are considered not meaningful are denoted with NM.
Studios Segment – Revenue
Content licensing revenue was consistent for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to the timing of when content was made available by our film studios, offset by the timing of when content was made available by our television studios under licensing agreements.
Content licensing revenue increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to the timing of when content was made available by our television studios under licensing agreements, mostly driven by a renewed licensing agreement for content exclusively available for streaming on Peacock in the current year period.
Theatrical revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to higher revenue from recent releases, including The Super Mario Galaxy Movie, Obsession and the international distribution of Michael, compared to revenue from releases impacting the prior year period.
Studios Segment – Costs and Expenses
Programming and production costs increased for the three months ended June 30, 2026 compared to the same period in 2025 primarily due to higher costs associated with theatrical releases.
Programming and production costs increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to higher costs associated with the renewed licensing agreement for content exclusively available for streaming on Peacock and higher costs associated with theatrical releases.
Marketing and promotion expenses increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increased spending on recent and upcoming theatrical film releases.

Theme Parks Segment Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$2,413	$2,349	2.7%	$4,744	$4,226	12.3%
Costs and expenses	1,805	1,708	5.7	3,584	3,171	13.0
Adjusted EBITDA	$609	$641	(5.1)%	$1,159	$1,055	9.9%
Theme parks segment revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to higher revenue at our theme parks in Orlando driven by the opening of Epic Universe in May 2025, partially offset by decreases at our international theme parks.
Theme parks segment costs and expenses increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to operating costs associated with our domestic theme parks, including Epic Universe.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$18	$9	112.4%	$33	$20	69.8%
Costs and expenses	233	210	11.0	456	415	9.7
Adjusted EBITDA	$(214)	$(201)	(6.7)%	$(423)	$(396)	(6.8)%
Headquarters and Other expenses primarily consist of overhead, personnel and other costs necessary to operate the Content & Experiences business.
Eliminations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$(435)	$(604)	(27.9)%	$(1,546)	$(1,298)	19.1%
Costs and expenses	(460)	(660)	(30.2)	(1,431)	(1,368)	4.6
Adjusted EBITDA	$25	$56	(55.0)%	$(115)	$70	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between segments in our Content & Experiences business, the most significant being content licensing between the Studios and Media segments, which are affected by the timing of recognition of content licenses. The six months ended June 30, 2026 includes the impact of a renewed licensing agreement for content exclusively available for streaming on Peacock.
Eliminations increase or decrease to the extent that additional content is made available to our other segments within the Content & Experiences business. Refer to Note 2 for additional information on transactions between our segments.
Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$368	$322	14.5%	$793	$712	11.4%
Costs and expenses	742	609	21.9	1,411	1,194	18.2
Adjusted EBITDA	$(374)	$(287)	(30.2)%	$(618)	$(482)	(28.2)%
Corporate and Other primarily consists of overhead and personnel costs; our regional sports networks; and Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania.

Corporate and Other revenue increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to increases in revenue from our corporate functions and Comcast Spectacor, partially offset by decreases from our regional sports networks.
Corporate and Other costs and expenses increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily driven by higher costs related to our corporate functions, including marketing associated with the Milan Cortina Olympics for the six months ended June 30, 2026.
Eliminations

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$(1,324)	$(1,217)	8.8%	$(2,758)	$(2,448)	12.7%
Costs and expenses	(1,327)	(1,237)	7.3	(2,731)	(2,481)	10.1
Adjusted EBITDA	$3	$20	(83.4)%	$(27)	$33	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between our Connectivity & Platforms, Content & Experiences and other businesses, the most significant being distribution of television network programming between the Media segment and the Residential Connectivity & Platforms segment. Eliminations of transactions between segments within Content & Experiences are presented separately. Amounts are affected by the periodic broadcast of the Olympic Games, including the Milan Cortina Olympics in the first quarter of 2026. Refer to Note 2 for additional information on transactions between our segments.
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

Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income attributable to Comcast Corporation	$3,526	$11,123	$5,699	$14,498
Net income (loss) attributable to noncontrolling interests	(107)	(79)	(254)	(158)
Income tax expense	1,194	3,603	1,899	4,799
Interest expense	1,052	1,105	2,146	2,155
Investment and other (income) loss, net	(503)	(9,760)	(195)	(9,644)
Depreciation	2,391	2,349	4,724	4,580
Amortization	1,297	1,805	2,829	3,423
Transaction costs(a)	—	36	51	55
Transaction-related costs(a)	—	75	—	77
Other adjustments(b)	55	26	(68)	29
Adjusted EBITDA	$8,902	$10,283	$16,831	$19,815
(a)Transaction costs are incremental costs directly related to effectuating the Versant Separation and primarily include advisory, legal and audit fees, as well as legal entity separation costs. Transaction-related costs are incremental costs incurred related to the Versant Separation, including costs that reflect strategic decisions about how the stand-alone Versant business will be structured or operated, which may be different than if it remained part of Comcast. Transaction-related costs primarily include certain separation-related employee compensation, severance and retention bonuses; IT separation and implementation costs; and other one-time costs.
(b)Amounts represent the impact of certain other events, gains, losses or other charges that are excluded from Adjusted EBITDA. The three and six months ended June 30, 2026 include certain share-based compensation expenses and costs related to our investment portfolio. The six months ended June 30, 2026 also include a gain related to a legal settlement. The three and six months ended June 30, 2025 include costs related to our investment portfolio.
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

Reconciliation of Connectivity & Platforms Constant Currency

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$17,839	$45	$17,884	$35,504	$346	$35,851
Business Services Connectivity	2,575	—	2,575	5,071	2	5,073
Total Connectivity & Platforms revenue	$20,414	$45	$20,459	$40,575	$348	$40,923
Adjusted EBITDA
Residential Connectivity & Platforms	$7,006	$4	$7,010	$13,848	$42	$13,890
Business Services Connectivity	1,444	—	1,444	2,866	(1)	2,865
Total Connectivity & Platforms Adjusted EBITDA	$8,450	$4	$8,454	$16,714	$41	$16,755
Adjusted EBITDA Margin
Residential Connectivity & Platforms	39.3%	(10) bps	39.2%	39.0%	(30) bps	38.7%
Business Services Connectivity	56.1	— bps	56.1	56.5	— bps	56.5
Total Connectivity & Platforms Adjusted EBITDA margin	41.4%	(10) bps	41.3%	41.2%	(30) bps	40.9%

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$3,998	$18	$4,016	$8,105	$128	$8,233
Technical and support	1,918	5	1,923	3,854	35	3,888
Direct product costs	1,829	8	1,837	3,454	67	3,522
Marketing and promotion	1,249	4	1,252	2,491	24	2,515
Customer service	677	1	679	1,359	11	1,370
Other	2,293	5	2,298	4,598	42	4,640
Total Connectivity & Platforms costs and expenses	$11,965	$41	$12,006	$23,862	$307	$24,168
Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,649	$—	$6,649	$13,327	$—	$13,327
Domestic wireless service	882	—	882	1,732	—	1,732
Domestic convergence revenue	7,530	—	7,530	15,059	—	15,059
Domestic wireless equipment	313	—	313	587	—	587
International connectivity	1,219	10	1,230	2,351	94	2,445
Total residential connectivity	9,063	10	9,074	17,997	94	18,091
Video	6,605	28	6,634	13,206	197	13,403
Advertising	951	4	955	1,850	30	1,880
Other	1,219	3	1,222	2,452	26	2,478
Total revenue	17,839	45	17,884	35,504	346	35,851
Costs and Expenses
Programming	3,998	18	4,016	8,105	128	8,233
Other	6,835	22	6,858	13,551	176	13,728
Total costs and expenses	10,834	41	10,874	21,657	304	21,961
Adjusted EBITDA	$7,006	$4	$7,010	$13,848	$42	$13,890

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
Liquidity and Capital Resources

	Six Months Ended June 30,
(in billions)	2026	2025
Cash provided by operating activities	$15.0	$16.1
Cash used in investing activities	$(6.5)	$(7.9)
Cash used in financing activities	$(11.3)	$(5.9)

(in billions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$7.7	$9.5
Restricted cash included in other current assets and other noncurrent assets, net	$0.1	$1.1
Debt	$90.4	$98.9
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of June 30, 2026, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.
Our revolving credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the agreement. Compliance with this financial covenant is tested on a quarterly basis. As of June 30, 2026, we met this financial covenant, and we expect to remain in compliance with this financial covenant.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30,
(in millions)	2026	2025
Operating income	$9,296	$11,650
Depreciation and amortization	7,553	8,003
Noncash share-based compensation	786	703
Changes in operating assets and liabilities	(369)	(614)
Payments of interest	(1,836)	(1,803)
Payments of income taxes	(559)	(2,085)
Proceeds from investments and other	112	254
Net cash provided by operating activities	$14,983	$16,109
The variance in changes in operating assets and liabilities for the six months ended June 30, 2026 compared to the same period in 2025 was primarily related to the timing of amortization and related payments for our film and television costs, including the timing of sports, and the timing of third-party transferable tax credits purchases, partially offset by increases in accounts receivable, including the impact of our broadcast of the FIFA World Cup, and decreases in deferred revenue.

Payments of income taxes decreased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to the timing of third-party transferable tax credit purchases and additional deductions allowed under legislation enacted in 2025.
Legislation signed into law in 2025 in the United States is expected to significantly reduce our payments of income taxes over the next several years, with variability across the years, primarily due to additional depreciation deductions.
Proceeds from investments and other decreased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a gain on a legal settlement in the current year period, with the related proceeds included in investing activities.
Investing Activities
Net cash used in investing activities decreased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to the acquisition of Nitel in 2025, the purchase of an equity method investment in the prior year period, proceeds from a legal settlement in the current year period and proceeds from the sale of our Sky operations in Germany in the current year period (see Note 6). These decreases were partially offset by additional proceeds received in the prior year period for the sale of our interest in Hulu, an increase in capital expenditures and proceeds from the sale of a nonmarketable security in the prior year period. Capital expenditures increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to increased spending by the Connectivity & Platforms businesses primarily on scalable infrastructure and customer premise equipment, partially offset by decreased spending by the Content & Experiences businesses. The decreased spending by Content & Experiences was driven by the opening of Epic Universe in 2025, partially offset by increased spending on the development of other destinations and experiences.
In July 2026, we entered into an agreement to acquire the ITV Media & Entertainment business from ITV plc for total consideration of up to £1.6 billion, subject to customary adjustments, including cash of £1.2 billion, noncash consideration valued at approximately £0.2 billion and variable consideration of up to £0.2 billion. The acquisition is expected to close in the second half of 2027, subject to various conditions and approvals.
Financing Activities
Net cash used in financing activities increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to higher repurchases and repayments of debt, cash transferred to Versant, net in the current year period and lower proceeds from borrowings, partially offset by lower repurchases of common stock under our share repurchase program and employee plans in the current year period.
In the fourth quarter of 2025, Versant incurred $1.0 billion of indebtedness from the issuance of certain notes and on January 2, 2026, before the Distribution, Versant borrowed $2.0 billion of indebtedness from certain credit facilities. Versant’s $3.0 billion aggregate principal amount of indebtedness ceased to be consolidated indebtedness of Comcast in connection with the Versant Separation. On the Versant Separation Date, Versant distributed to us $2.25 billion of cash, which was funded by the $3.0 billion of prior indebtedness, resulting in a net cash distribution of $750 million to Versant in the first quarter of 2026.
For the six months ended June 30, 2026, we made debt repayments of $7.3 billion, including the early purchase of $4.1 billion of senior notes maturing between January 2027 and June 2029, as well as $2.1 billion of 3.150% Notes due March 2026 and $629 million of 5.350% Notes due November 2027, which were paid using the proceeds from the distribution from Versant, together with cash on hand. We also made debt repayments of $418 million principal amount of notes due at maturity.
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
Share Repurchases and Dividends
In January 2025, our Board of Directors terminated the existing share repurchase program authorization and approved a new share repurchase program authorization of $15.0 billion, which has no expiration date. During the six months ended June 30, 2026, we repurchased a total of 76 million shares of our Class A common stock for $2.2 billion under this share repurchase program. We did not purchase any shares outside of this program. As of June 30, 2026, we had $6.7 billion remaining under the authorization. In connection with the proposed NBCUniversal Spin-off, we have suspended our share repurchase program as of the beginning of the third quarter of 2026.

In addition, we paid $347 million and $345 million for the six months ended June 30, 2026 and 2025, respectively, related to employee taxes associated with the administration of our share-based compensation plans and excise taxes related to share repurchases.
In January 2026, our Board of Directors approved a dividend consistent with the prior year of $1.32 per share on an annualized basis. During the six months ended June 30, 2026, we paid dividends of $2.4 billion. In May 2026, our Board of Directors approved our second quarter dividend of $0.33 per share, which was paid in July 2026. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
Debt and Guarantee Structure

(in billions)	June 30, 2026	December 31, 2025
Debt Subject to Cross-Guarantees
Comcast	$86.3	$93.3
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.3	0.9
	88.2	95.8
Debt Subject to One-Way Guarantees
Sky	2.7	2.7
Other(a)	0.1	0.1
	2.8	2.9
Debt Not Guaranteed
Universal Beijing Resort(b)	3.7	3.6
Other(c)	1.4	2.5
	5.1	6.1
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(5.8)	(5.9)
Total debt	$90.4	$98.9
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
(c)Other as of December 31, 2025 includes $1.0 billion aggregate principal amount of 7.25% fixed-rate senior secured notes due January 2031 issued by Versant which was secured by the assets of Versant. Subsequent to December 31, 2025, the notes ceased to be our contractual obligation due to the completion of the Versant Separation.
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
As of June 30, 2026 and December 31, 2025, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $119 billion and $107 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $15 billion and $14 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of June 30, 2026 and December 31, 2025, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $84 billion and $71 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $11 billion for both periods. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.
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
We believe our estimates associated with the valuation and impairment testing of goodwill are critical in the preparation of our consolidated financial statements. We assessed goodwill for impairment in connection with the Versant Separation and our change in segment composition in the first quarter of 2026. Based on our assessment, no impairment was required, and the estimated fair values of our reporting units substantially exceeded their carrying values.
Changes in market conditions, laws and regulations, and key assumptions made in future quantitative assessments, such as expected cash flows, competitive factors, discount rates, and value indications from market transactions, including the proposed NBCUniversal Spin-off, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
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
ITEM 1A: RISK FACTORS
We are subject to risks related to our intention to separate into two independent publicly traded companies through a tax-free spin-off of NBCUniversal and Sky.
In June 2026, we announced our intention to separate into two independent publicly traded companies through a tax-free spin-off of NBCUniversal and Sky to better position each company to pursue its own strategic priorities, invest for growth and create long-term shareholder value as independent entities. The NBCUniversal Spin-off will be subject to the satisfaction of customary conditions, including obtaining final approval by our Board of Directors, receipt of tax opinions and regulatory approvals, and completion of financing arrangements. The failure to satisfy all of the required conditions, as well as additional factors such as conditions in the equity and debt markets and other external conditions, could delay completion of the NBCUniversal Spin-off relative to our expected timeline or prevent it from occurring at all. There is no guarantee that the NBCUniversal Spin-off, if completed, will be successful in meeting its objectives or achieving its intended benefits. Because completion of the NBCUniversal Spin-off will result in two companies that are smaller, each company will incur separate ongoing costs that may be shared today and may become more vulnerable to changing market conditions, which could adversely affect their respective businesses, financial condition and results of operations. In addition, we cannot predict whether the market value of our Class A common stock and the Class A common stock of NBCUniversal after the NBCUniversal Spin-off will be, in the aggregate, less than, equal to or greater than the market value of our Class A common stock prior to the NBCUniversal Spin-off. In addition, although we intend for the NBCUniversal Spin-off to be tax-free to our shareholders for U.S. federal income tax purposes, there can be no assurance that the NBCUniversal Spin-off will qualify as tax-free and, if the NBCUniversal Spin-off is ultimately determined to be taxable, we and/or holders of our common stock could be subject to substantial U.S. and/or applicable non-U.S. taxes as a result, and we could incur significant liabilities under applicable law.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
April 1-30, 2026	15,502,686	$28.38	15,502,686	$439,999,497	$7,166,669,874
May 1-31, 2026	13,097,743	$25.58	13,097,743	$334,999,576	$6,831,670,298
June 1-30, 2026	5,206,203	$24.01	5,206,203	$125,000,902	$6,706,669,396
Total	33,806,632	$26.62	33,806,632	$899,999,975	$6,706,669,396
(a)In January of 2025, our Board of Directors approved a new share repurchase authorization of $15 billion, which has no expiration date. In connection with the proposed NBCUniversal Spin-off, we have suspended our share repurchase program as of the beginning of the third quarter of 2026.
ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the six months ended June 30, 2026, filed with the Securities and Exchange Commission on July 23, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: July 23, 2026