Form 10-Q
period 2026-09-30
COMCAST CORP
filed 2026-10-22
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 15, 2026, there were 3,541,561,960 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Explanatory Note
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2026. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries as “Comcast,” “we,” “us” and “our.”
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenue	$29,298	$31,198	$90,695	$91,397
Costs and Expenses:
Programming and production	7,515	8,655	26,789	24,646
Marketing and promotion	2,119	2,196	6,540	6,435
Other operating and administrative	10,645	10,795	31,498	31,109
Depreciation	2,385	2,353	7,108	6,934
Amortization	1,314	1,666	4,144	5,089
Total costs and expenses	23,978	25,665	76,079	74,213
Operating income	5,320	5,534	14,616	17,184
Interest expense	(962)	(1,128)	(3,108)	(3,283)
Investment and other income (loss), net	88	61	283	9,705
Income before income taxes	4,446	4,468	11,791	23,607
Income tax expense	(1,084)	(1,218)	(2,983)	(6,017)
Net income	3,362	3,249	8,807	17,590
Less: Net income (loss) attributable to noncontrolling interests	(87)	(83)	(341)	(241)
Net income attributable to Comcast Corporation	$3,448	$3,332	$9,148	$17,830
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.97	$0.91	$2.56	$4.79
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.97	$0.90	$2.55	$4.78
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$3,362	$3,249	$8,807	$17,590
Other comprehensive income (loss), net of tax (expense) benefit:
Currency translation adjustments, net of deferred taxes of $4, $4, $(42), and $202	185	(590)	(578)	2,120
Cash flow hedges:
Deferred gains (losses), net of deferred taxes of $(1), $3, $(5), and $(12)	4	(12)	32	(15)
Realized (gains) losses reclassified to net income, net of deferred taxes of $1, $(6), $(4), and $13	(3)	21	17	(46)
Employee benefit obligations and other, net of deferred taxes of $3, $10, $4, and $30	(13)	(33)	(30)	(97)
Other comprehensive income (loss)	173	(613)	(560)	1,962
Comprehensive income	3,535	2,636	8,247	19,552
Less: Net income (loss) attributable to noncontrolling interests	(87)	(83)	(341)	(241)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	2	1	9
Comprehensive income attributable to Comcast Corporation	$3,622	$2,716	$8,587	$19,783
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating Activities
Net income	$8,807	$17,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,252	12,023
Share-based compensation	1,134	1,014
Noncash interest expense (income), net	314	359
Net (gain) loss on investment activity and other	(7)	(9,282)
Deferred income taxes	1,523	3,250
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(1,000)	716
Film and television costs, net	251	(168)
Accounts payable and accrued expenses related to trade creditors	890	(135)
Other operating assets and liabilities	(278)	(566)
Net cash provided by operating activities	22,886	24,802
Investing Activities
Capital expenditures	(8,311)	(8,001)
Cash paid for intangible assets	(1,859)	(1,934)
Construction of Universal Beijing Resort	—	(3)
Acquisitions, net of cash acquired	—	(1,279)
Proceeds from sales of businesses and investments	128	644
Purchases of investments	(668)	(1,226)
Other	461	80
Net cash provided by (used in) investing activities	(10,249)	(11,720)
Financing Activities
Proceeds from borrowings	1,990	2,494
Repurchases and repayments of debt	(10,405)	(4,366)
Repurchases of common stock under repurchase program and employee plans	(2,517)	(5,618)
Dividends paid	(3,606)	(3,685)
Cash transferred to Versant, net	(750)	—
Other	(236)	51
Net cash provided by (used in) financing activities	(15,525)	(11,124)
Impact of foreign currency on cash, cash equivalents and restricted cash	6	35
Increase (decrease) in cash, cash equivalents and restricted cash	(2,882)	1,994
Cash, cash equivalents and restricted cash, beginning of period	10,559	7,377
Cash, cash equivalents and restricted cash, end of period	$7,676	$9,371
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except share data)	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$7,596	$9,481
Receivables, net	13,542	13,869
Other current assets	4,085	6,217
Total current assets	25,223	29,567
Film and television costs	11,095	12,214
Investments	7,860	7,952
Property and equipment, net of accumulated depreciation of $62,721 and $60,754	66,957	65,680
Goodwill	53,239	61,502
Franchise rights	59,365	59,365
Other intangible assets, net of accumulated amortization of $32,732 and $39,362	19,073	22,474
Other noncurrent assets, net	14,956	13,877
Total assets	$257,769	$272,631
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$11,932	$11,058
Deferred revenue	3,958	4,097
Accrued expenses and other current liabilities	11,269	12,410
Current portion of debt	3,560	5,958
Total current liabilities	30,719	33,524
Noncurrent portion of debt	83,806	92,979
Deferred income taxes	29,022	27,788
Other noncurrent liabilities	21,554	20,965
Commitments and contingencies
Redeemable noncontrolling interests	171	224
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares: issued, 4,458,721,412 and 4,513,794,607; outstanding, 3,539,695,057 and 3,594,768,252	45	45
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,027	37,709
Retained earnings	62,544	66,675
Treasury stock, 919,026,355 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(569)	(8)
Total Comcast Corporation shareholders’ equity	92,529	96,903
Noncontrolling interests	(33)	249
Total equity	92,497	97,151
Total liabilities and equity	$257,769	$272,631
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Redeemable Noncontrolling Interests
Balance, beginning of period	$185	$231	$224	$237
Contributions from (distributions to) noncontrolling interests, net	(2)	(1)	13	3
Other	—	—	5	—
Net income (loss)	(12)	(10)	(71)	(21)
Balance, end of period	$171	$220	$171	$220

Class A Common Stock
Balance, beginning of period	$45	$46	$45	$47
Repurchases of common stock under repurchase program and employee plans	—	—	—	(1)
Balance, end of period	$45	$45	$45	$45

Class B Common Stock
Balance, beginning and end of period	$—	$—	$—	$—

Additional Paid-In Capital
Balance, beginning of period	$37,680	$37,797	$37,709	$38,102
Share-based compensation	348	296	1,117	936
Repurchases of common stock under repurchase program and employee plans	(42)	(378)	(908)	(1,431)
Issuances of common stock under employee plans	41	52	110	163
Other	—	—	—	(2)
Balance, end of period	$38,027	$37,768	$38,027	$37,768

Retained Earnings
Balance, beginning of period	$60,298	$66,000	$66,675	$56,972
Repurchases of common stock under repurchase program and employee plans	6	(1,206)	(1,591)	(4,172)
Dividends declared	(1,210)	(1,252)	(3,581)	(3,755)
Versant Separation (see Note 6)	—	—	(8,107)	—
Net income	3,448	3,332	9,148	17,830
Balance, end of period	$62,544	$66,875	$62,544	$66,875

Treasury Stock at Cost
Balance, beginning and end of period	$(7,517)	$(7,517)	$(7,517)	$(7,517)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(743)	$525	$(8)	$(2,043)
Other comprehensive income (loss)	174	(616)	(561)	1,953
Balance, end of period	$(569)	$(90)	$(569)	$(90)

Noncontrolling Interests
Balance, beginning of period	$7	$376	$249	$477
Other comprehensive income (loss)	(1)	2	1	9
Contributions from (distributions to) noncontrolling interests, net	35	30	97	69
Versant Separation (see Note 6)	—	—	(110)	—
Net income (loss)	(75)	(73)	(270)	(220)
Balance, end of period	$(33)	$335	$(33)	$335
Total equity	$92,497	$97,416	$92,497	$97,416
Cash dividends declared per common share	$0.33	$0.33	$0.99	$0.99
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
In June 2026, we announced our intention to separate into two independent publicly traded companies through a tax-free spin-off of NBCUniversal and Sky (the “NBCUniversal Spin-off”) comprised primarily of the Media, Studios and Theme Parks segments and the Sky businesses within our Residential Connectivity & Platforms and Business Services Connectivity segments. The NBCUniversal Spin-off is expected to be completed in mid-2027, subject to the satisfaction of customary conditions, including obtaining final approval from our Board of Directors, receipt of tax opinions and regulatory approvals, and completion of financing arrangements. We expect to retain an ownership interest of up to 19.9% in the NBCUniversal Spin-off entities for up to one year after the completion of the spin-off, which we intend to monetize in a tax-efficient manner over time. There can be no assurance that a separation transaction will occur, or, if one does occur, of its terms or timing. The condensed consolidated financial statements and related notes do not reflect the proposed NBCUniversal Spin-off.
On May 31, 2026, we completed the previously announced sale of our Sky operations in Germany. The sale did not meet the criteria to be presented as a discontinued operation, and the results of our Sky operations in Germany are included in our consolidated results of operations through the date of sale. See Note 6 for additional information.
On January 2, 2026 (the “Versant Separation Date”), we completed the previously announced separation of Versant Media Group, Inc. (“Versant”) into an independent publicly traded company comprised of select cable television networks and complementary digital platforms through a tax-free spin-off (the “Versant Separation”). The Versant Separation did not meet the criteria to be presented as a discontinued operation, and Versant’s results are included in our results of operations for the three and nine months ended September 30, 2025. See Note 6 for additional information.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 2 for a discussion of the changes in our presentation of segment operating results. See Note 3 for a discussion of the changes in our presentation of disaggregated revenue.
Recent Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to disclosures about certain costs and expenses. The updated accounting guidance, among other things, requires quantitative disclosures for employee compensation, selling expenses and purchases of inventory. The updated guidance is effective for us beginning with our Annual Report on Form 10-K for the year ending December 31, 2027. We are currently evaluating the impact the adoption of the new accounting guidance will have on our disclosures.
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
Interim Reporting
In December 2025, the FASB issued updated accounting guidance on interim reporting. The updated guidance establishes a principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity, as well as clarifies the applicability of interim disclosure requirements. The guidance does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The guidance is effective for us as of January 1, 2028, with early adoption permitted. We are currently evaluating the impact the adoption of the new accounting guidance will have on our disclosures.
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

	Three Months Ended September 30, 2026
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,001	$2,641	$4,340	$2,494	$2,597	$29,073
Intersegment revenue(a)	17	4	1,020	472	—	1,513
	17,018	2,645	5,359	2,967	2,597	30,586
Reconciliation of Revenue
Other revenue(b)						355
Eliminations(a)						(1,642)
Total consolidated revenue						$29,298

Less segment expenses:(c)
Programming and production	3,624		3,288	1,912
Marketing and promotion			326	412
Other(d)	7,284	1,167	976	241	1,817
Segment Adjusted EBITDA(e)	$6,110	$1,478	$769	$402	$780	$9,539

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(191)
Corporate and other(b)(e)						(387)
Eliminations						58
Depreciation						(2,385)
Amortization						(1,314)
Interest expense						(962)
Investment and other income (loss), net						88
Income before income taxes						$4,446

Comcast Corporation

	Three Months Ended September 30, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$17,619	$2,570	$3,659	$2,294	$2,717	$28,859
Intersegment revenue(a)	16	6	1,085	706	—	1,814
	17,636	2,576	4,744	3,000	2,717	30,673
Reconciliation of Revenue
Versant revenue						1,731
Other revenue(b)						898
Eliminations(a)						(2,104)
Total consolidated revenue						$31,198

Less segment expenses:(c)
Programming and production	3,952		3,359	1,962
Marketing and promotion			287	436
Other(d)	7,200	1,122	851	264	1,777
Segment Adjusted EBITDA(e)	$6,484	$1,454	$247	$339	$940	$9,464

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(204)
Versant						554
Corporate and other(b)(e)						(319)
Eliminations						58
Depreciation						(2,353)
Amortization						(1,666)
Interest expense						(1,128)
Investment and other income (loss), net						61
Income before income taxes						$4,468

	Nine Months Ended September 30, 2026
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$51,403	$7,941	$15,111	$7,069	$7,341	$88,864
Intersegment revenue(a)	61	15	3,219	2,364	—	5,659
	51,464	7,956	18,330	9,433	7,341	94,523
Reconciliation of Revenue
Other revenue(b)						2,146
Eliminations(a)						(5,975)
Total consolidated revenue						$90,695

Less segment expenses:(c)
Programming and production	11,109		13,291	6,194
Marketing and promotion			1,020	1,330
Other(d)	21,363	3,485	2,968	750	5,401
Segment Adjusted EBITDA(e)	$18,992	$4,471	$1,051	$1,158	$1,939	$27,612

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(614)
Corporate and other(b)(e)						(1,046)
Eliminations						(84)
Depreciation						(7,108)
Amortization						(4,144)
Interest expense						(3,108)
Investment and other income (loss), net						283
Income before income taxes						$11,791

Comcast Corporation

	Nine Months Ended September 30, 2025
(in millions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Revenue from external customers	$53,068	$7,629	$10,620	$6,027	$6,942	$84,286
Intersegment revenue(a)	72	17	3,194	2,231	1	5,516
	53,140	7,647	13,813	8,258	6,943	89,802
Reconciliation of Revenue
Versant revenue						5,270
Other revenue(b)						2,700
Eliminations(a)						(6,374)
Total consolidated revenue						$91,397

Less segment expenses:(c)
Programming and production	12,057		9,401	5,526
Marketing and promotion			878	1,280
Other(d)	20,751	3,327	2,497	779	4,948
Segment Adjusted EBITDA(e)	$20,332	$4,320	$1,037	$674	$1,995	$28,358

Reconciliation of total segment Adjusted EBITDA
Media, Studios and Theme Parks headquarters and other(f)						(600)
Versant						2,177
Corporate and other(b)(e)						(902)
Eliminations						174
Depreciation						(6,934)
Amortization						(5,089)
Interest expense						(3,283)
Investment and other income (loss), net						9,705
Income before income taxes						$23,607
(a)Our most significant intersegment revenue transactions include distribution revenue in Media related to fees from Residential Connectivity & Platforms for the rights to distribute television programming, and content licensing revenue in Studios for licenses of owned content to Media. Amounts in 2025 also include intersegment revenue transactions between our segments and Versant.
(b)Includes the operations of our Sky-branded video services and television networks in Germany through the completion of the sale on May 31, 2026 (see Note 6); our regional sports networks; and Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania. Corporate and other also includes overhead and personnel costs for Corporate. The three and nine months ended September 30, 2026 include $26 million of transaction and transaction-related costs related to the proposed NBCUniversal Spin-off. The nine months ended September 30, 2026 also include $51 million of transaction costs associated with the Versant Separation. The three and nine months ended September 30, 2025 include $116 million and $248 million, respectively, of transaction and transaction-related costs related to the Versant Separation.
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
(f)Includes overhead, personnel costs and other costs necessary to operate the Media, Studios and Theme Parks segments.

Comcast Corporation
Note 3: Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025(a)	2026	2025(a)
Domestic broadband	$6,241	$6,550	$18,859	$19,878
Domestic wireless service	1,050	915	3,035	2,647
Domestic wireless equipment	475	331	1,296	917
International connectivity	1,314	1,275	3,800	3,626
Video	5,910	6,475	18,257	19,681
Advertising	918	893	2,831	2,743
Other	1,109	1,197	3,386	3,649
Total Residential Connectivity & Platforms Segment	17,018	17,636	51,464	53,140

Total Business Services Connectivity Segment	2,645	2,576	7,956	7,647

Domestic advertising	1,783	1,556	7,399	4,418
Domestic distribution	2,069	1,690	6,345	4,990
International networks	1,270	1,239	3,892	3,642
Other	236	259	693	764
Total Media Segment	5,359	4,744	18,330	13,813

Content licensing	1,553	2,035	6,326	6,014
Theatrical	1,129	639	2,217	1,209
Other	285	326	890	1,035
Total Studios Segment	2,967	3,000	9,433	8,258

Total Theme Parks Segment	2,597	2,717	7,341	6,943

Versant revenue(b)	—	1,731	—	5,270
Other revenue(c)	355	898	2,146	2,700
Eliminations(c)	(1,642)	(2,104)	(5,975)	(6,374)
Total revenue	$29,298	$31,198	$90,695	$91,397
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
(b) Includes the historical revenue of the Versant business, primarily domestic distribution revenue, domestic advertising revenue and other revenue generated from digital properties.
(c) See Note 2 for additional information on other revenue and intersegment revenue transactions.
Condensed Consolidated Balance Sheets
The table below summarizes our accounts receivable and other balances that are not separately presented in our condensed consolidated balance sheets that relate to the recognition of revenue and collection of the related cash.

(in millions)	September 30, 2026	December 31, 2025
Receivables, gross	$14,219	$14,582
Less: Allowance for credit losses	677	713
Receivables, net	$13,542	$13,869
Noncurrent receivables, net (included in other noncurrent assets, net)	$2,367	$1,924
Noncurrent deferred revenue (included in other noncurrent liabilities)	$685	$621
Our receivables include amounts not yet billed related to equipment installment plans, as summarized in the table below.

(in millions)	September 30, 2026	December 31, 2025
Receivables, net	$1,975	$2,096
Noncurrent receivables, net (included in other noncurrent assets, net)	1,640	1,395
Total	$3,615	$3,491

Comcast Corporation
Note 4: Programming and Production Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Video distribution programming	$2,265	$2,467	$6,987	$7,637
Film and television content:
Owned(a)	2,269	2,551	7,435	7,438
Licensed, including sports rights	2,554	3,262	11,205	8,540
Other	427	375	1,161	1,031
Total programming and production costs	$7,515	$8,655	$26,789	$24,646
(a) Amount includes amortization of owned content of $1.6 billion and $5.5 billion for the three and nine months ended September 30, 2026, respectively, and $2.0 billion and $6.0 billion for the three and nine months ended September 30, 2025, respectively, as well as participations and residuals expenses.
Capitalized Film and Television Costs

(in millions)	September 30, 2026	December 31, 2025
Owned:
In production and in development	$2,532	$2,896
Completed, not released	156	84
Released, less amortization	4,674	4,571
	7,361	7,551
Licensed, including sports advances	3,734	4,663
Film and television costs	$11,095	$12,214
Note 5: Debt
As of September 30, 2026, our debt had a carrying value of $87.4 billion and an estimated fair value of $71.6 billion. As of December 31, 2025, our debt had a carrying value of $98.9 billion and an estimated fair value of $90.3 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market prices for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
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
As part of the Versant Separation, we entered into a Separation and Distribution Agreement, a Tax Matters Agreement, a Transition Services Agreement, an Employee Matters Agreement and several other agreements with Versant to effect the Versant Separation and provide a framework for our relationship with Versant after the Versant Separation. Pursuant to a commercial services agreement with Versant, we sell domestic linear and related digital advertising inventory on their behalf for a period of approximately two years following the Versant Separation, and we record net commission revenue as earned.
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
Note 7: Investments and Variable Interest Entities
Investment and Other Income (Loss), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Equity in net income (losses) of investees, net	$129	$(90)	$23	$(312)
Realized and unrealized gains (losses) on equity securities, net	(46)	(60)	(65)	52
Other income (loss), net	6	212	325	9,966
Investment and other income (loss), net	$88	$61	$283	$9,705
The amount of unrealized gains (losses), net recognized for the three months ended September 30, 2026 and 2025 that related to equity securities still held as of the end of each reporting period was $(51) million and $(55) million, respectively. The amount of unrealized gains (losses), net recognized for the nine months ended September 30, 2026 and 2025 that related to equity securities still held as of the end of each reporting period was $(77) million and $(85) million, respectively.
Investments

(in millions)	September 30, 2026	December 31, 2025
Equity method	$6,967	$6,674
Nonmarketable equity securities	765	1,049
Other investments	143	244
Total investments	7,875	7,966
Less: Current investments	15	14
Noncurrent investments	$7,860	$7,952
Equity Method Investments
The amount of cash distributions received from equity method investments presented within operating activities in the condensed consolidated statements of cash flows in the nine months ended September 30, 2026 and 2025 was $192 million and $113 million, respectively.
Atairos
Atairos is a variable interest entity (“VIE”) that follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of operations. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the nine months ended September 30, 2026 and 2025, we made cash capital contributions totaling $360 million and $117 million, respectively, to Atairos. As of September 30, 2026 and December 31, 2025, our investment, inclusive of advances classified within other investments, was $5.2 billion and $4.7 billion, respectively. As of September 30, 2026, our remaining unfunded capital commitment was $971 million.

Comcast Corporation
Hulu
In June 2025, we sold our 33% interest in Hulu following the finalization of a third-party appraisal of Hulu’s fair value performed pursuant to the terms of our put right exercised in November 2023. We received total cash proceeds of $9.6 billion for our interest, consisting of $439 million in the second quarter of 2025 and a $9.2 billion advance received in the fourth quarter of 2023. We recognized a pre-tax gain of $9.4 billion in other income (loss), net in our consolidated statement of income and we also recorded a receivable of $792 million within other current assets and other noncurrent assets, net, relating to our right to receive 50% of the estimated future tax benefits resulting from the transaction.
Consolidated Variable Interest Entity
Universal Beijing Resort
We own a 30% interest in a Universal theme park and resort in Beijing, China (“Universal Beijing Resort”). Universal Beijing Resort is a consolidated VIE with the remaining interest owned by a consortium of Chinese state-owned companies. The construction was funded through a combination of debt financing and equity contributions from the partners in accordance with their equity interests. As of September 30, 2026, Universal Beijing Resort had $3.7 billion of debt outstanding, including $3.3 billion principal amount of a term loan outstanding under the debt financing agreement. As of December 31, 2025, Universal Beijing Resort had $3.6 billion of debt outstanding, including $3.2 billion principal amount of a term loan outstanding under the debt financing agreement.
As of September 30, 2026, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.7 billion and $7.8 billion, respectively. As of December 31, 2025, our condensed consolidated balance sheet included assets and liabilities of Universal Beijing Resort totaling $7.4 billion and $7.3 billion, respectively. The assets and liabilities of Universal Beijing Resort primarily consist of property and equipment, operating lease assets and liabilities, and debt.
Note 8: Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2026 are presented in the table below.

(in billions)	Residential Connectivity & Platforms	Business Services Connectivity	Media	Studios	Theme Parks	Total
Balance, December 31, 2025
Goodwill	$36.0	$3.4	$22.4	$3.7	$5.0	$70.6
Accumulated impairment losses	(6.7)	—	(2.4)	—	—	(9.0)
	$29.3	$3.4	$20.1	$3.7	$5.0	$61.5
Versant Separation (see Note 6)	—	—	(7.7)	—	—	(7.7)
Foreign currency translation and other	(0.4)	—	(0.1)	—	—	(0.5)
Balance, September 30, 2026
Goodwill	$35.5	$3.4	$13.7	$3.7	$5.0	$61.2
Accumulated impairment losses	(6.5)	—	(1.4)	—	—	(7.9)
	$28.9	$3.4	$12.3	$3.7	$5.0	$53.2
Intangible Assets
In connection with the Versant Separation, customer relationships decreased by a gross carrying amount of $9.0 billion and related accumulated amortization of $7.9 billion and other agreements and rights decreased by a gross carrying amount of $0.7 billion and related accumulated amortization of $0.5 billion.

Comcast Corporation
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

Estimated Amortization Expense
(in billions)
Remaining three months of 2026	$0.3
2027	$0.7
2028	$0.7
2029	$0.6
2030	$0.6
Note 9: Equity and Share-Based Compensation
Weighted-Average Common Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Weighted-average number of common shares outstanding – basic	3,554	3,679	3,572	3,722
Effect of dilutive securities	7	10	11	11
Weighted-average number of common shares outstanding – diluted	3,562	3,689	3,583	3,733
Antidilutive securities	237	223	258	230
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
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2026	December 31, 2025
Cumulative translation adjustments	$(863)	$(247)
Deferred gains (losses) on cash flow hedges	97	44
Unrecognized gains (losses) on employee benefit obligations and other	197	195
Accumulated other comprehensive income (loss), net of deferred taxes	$(569)	$(8)
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
In February 2026, we granted 49 million RSUs under our annual management awards program. The weighted-average fair value associated with these grants was $29.60 per RSU. During the three months ended September 30, 2026 and 2025, share-based compensation expense recognized in our condensed consolidated statements of income was $315 million and $269 million, respectively. During the nine months ended September 30, 2026 and 2025, share-based compensation expense recognized in our condensed consolidated statements of income was $1.0 billion and $859 million, respectively. As of September 30, 2026, we had unrecognized pre-tax compensation expense of $2.5 billion related to unvested RSUs and unvested stock options.

Comcast Corporation
Note 10: Supplemental Financial Information
Cash Payments for Interest and Income Taxes

	Nine Months Ended September 30,
(in millions)	2026	2025
Interest	$2,646	$2,682
Income taxes, net of refunds(a)	$1,497	$2,378
(a) Cash payments for income taxes for the nine months ended September 30, 2026 and 2025 include $870 million and $470 million, respectively, related to the purchase of third-party transferable tax credits.
Noncash Activities
During the nine months ended September 30, 2026:
•we acquired $2.2 billion of property and equipment and intangible assets that were accrued but unpaid
•we recorded a liability of $1.2 billion for a quarterly cash dividend of $0.33 per common share to be paid in October 2026
During the nine months ended September 30, 2025:
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

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$7,596	$9,481
Restricted cash included in other current assets and other noncurrent assets, net(a)	80	1,078
Cash, cash equivalents and restricted cash, end of period	$7,676	$10,559
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
The Versant Separation occurred on January 2, 2026. The results of Versant are included in our consolidated results of operations for the three and nine months ended September 30, 2025 and are excluded from our segment operating results (see Note 2). The sale of our Sky operations in Germany was completed on May 31, 2026; its results are included in our consolidated results of operations through the date of sale (see Note 6) and are excluded from our segment operating results.
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

Consolidated Operating Results

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions, except per share data)	2026	2025	%	2026	2025	%
Revenue	$29,298	$31,198	(6.1)%	$90,695	$91,397	(0.8)%
Costs and Expenses:
Programming and production	7,515	8,655	(13.2)	26,789	24,646	8.7
Marketing and promotion	2,119	2,196	(3.5)	6,540	6,435	1.6
Other operating and administrative	10,645	10,795	(1.4)	31,498	31,109	1.3
Depreciation	2,385	2,353	1.3	7,108	6,934	2.5
Amortization	1,314	1,666	(21.1)	4,144	5,089	(18.6)
Total costs and expenses	23,978	25,665	(6.6)	76,079	74,213	2.5
Operating income	5,320	5,534	(3.9)	14,616	17,184	(14.9)
Interest expense	(962)	(1,128)	(14.7)	(3,108)	(3,283)	(5.3)
Investment and other income (loss), net	88	61	44.5	283	9,705	(97.1)
Income before income taxes	4,446	4,468	(0.5)	11,791	23,607	(50.1)
Income tax expense	(1,084)	(1,218)	(11.0)	(2,983)	(6,017)	(50.4)
Net income	3,362	3,249	3.5	8,807	17,590	(49.9)
Less: Net income (loss) attributable to noncontrolling interests	(87)	(83)	4.7	(341)	(241)	41.4
Net income attributable to Comcast Corporation	$3,448	$3,332	3.5%	$9,148	$17,830	(48.7)%
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.97	$0.91	7.1%	$2.56	$4.79	(46.5)%
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.97	$0.90	7.2%	$2.55	$4.78	(46.5)%
Weighted-average number of common shares outstanding – basic	3,554	3,679	(3.4)%	3,572	3,722	(4.0)%
Weighted-average number of common shares outstanding – diluted	3,562	3,689	(3.5)%	3,583	3,733	(4.0)%

Adjusted EBITDA(a)	$9,106	$9,669	(5.8)%	$25,938	$29,484	(12.0)%
(a)Adjusted EBITDA is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section on page 30 for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Comcast Corporation to Adjusted EBITDA.
Consolidated revenue decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily driven by a decrease due to the Versant Separation, a decrease due to the sale of our Sky operations in Germany and a decrease in the Connectivity & Platforms business, partially offset by an increase in the Content & Experiences business.
Consolidated revenue remained consistent for the nine months ended September 30, 2026 compared to the same period in 2025 primarily driven by a decrease due to the Versant Separation, a decrease in the Connectivity & Platforms business and a decrease due to the sale of our Sky operations in Germany, offset by an increase in the Content & Experiences business. Revenue for our segments and other businesses is discussed separately below under the heading “Segment Operating Results.”

Consolidated costs and expenses, excluding depreciation and amortization expense, decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily driven by a decrease due to the Versant Separation, a decrease due to the sale of our Sky operations in Germany and a decrease in the Connectivity & Platforms business, partially offset by an increase in the Content & Experiences business.
Consolidated costs and expenses, excluding depreciation and amortization expense, increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily driven by an increase in the Content & Experiences business, partially offset by a decrease due to the Versant Separation, a decrease due to the sale of our Sky operations in Germany and a decrease in the Connectivity & Platforms business. Costs and expenses for our segments and our corporate operations and other businesses are discussed separately below under the heading “Segment Operating Results.”
Consolidated depreciation and amortization expense decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to lower amortization of customer relationships and other agreements and rights due to the Versant Separation.
Consolidated depreciation and amortization expense decreased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to lower amortization of customer relationships and other agreements and rights due to the Versant Separation, partially offset by increased depreciation due to the opening of Epic Universe in May 2025 and increased impairments of certain long-lived assets in the current year period compared to the prior year period.
Amortization expense from acquisition-related intangible assets totaled $524 million and $1.6 billion for the three and nine months ended September 30, 2026, respectively, and $824 million and $2.4 billion for the three and nine months ended September 30, 2025, respectively. Amounts primarily relate to intangible assets, including customer relationships and other agreements and rights, recorded in connection with the Sky transaction in 2018 and the NBCUniversal transaction in 2011.
Consolidated interest expense decreased for the three and nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a decrease in average debt outstanding. The decrease for the nine months ended September 30, 2026 was partially offset by lower capitalized interest driven by the opening of Epic Universe.
Consolidated investment and other income (loss), net increased for the three months ended September 30, 2026 compared to the same period in 2025 and decreased for the nine months ended September 30, 2026 compared to the same period in 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Equity in net income (losses) of investees, net	$129	$(90)	$23	$(312)
Realized and unrealized gains (losses) on equity securities, net	(46)	(60)	(65)	52
Other income (loss), net	6	212	325	9,966
Total investment and other income (loss), net	$88	$61	$283	$9,705
The changes in equity in net income (losses) of investees, net for the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily due to our investment in Atairos. The income (losses) at Atairos were driven by fair value adjustments on its underlying investments with income (loss) of $172 million and $179 million for the three and nine months ended September 30, 2026, respectively, and $16 million and $(178) million for the three and nine months ended September 30, 2025, respectively.
The change in realized and unrealized gains (losses) on equity securities, net for the three months ended September 30, 2026 was primarily due to higher net unrealized losses on nonmarketable securities in the prior year period. The change in realized and unrealized gains (losses) on equity securities, net for the nine months ended September 30, 2026 was primarily due to a gain on the sale of a nonmarketable security in the prior year period.
The change in other income (loss), net for the three months ended September 30, 2026 primarily resulted from a gain on the sale of an equity method investment in the prior year period compared to a loss in the current year period, gains from insurance contracts in the prior year period compared to a loss in the current year period, and foreign exchange remeasurement gains in the prior year period. The change in other income (loss), net for the nine months ended September 30, 2026 primarily resulted from a $9.4 billion pre-tax gain from the sale of our interest in Hulu in the prior year period (see Note 7).

Consolidated income tax expense for the three and nine months ended September 30, 2026 and 2025 reflects an effective income tax rate that differs from the federal statutory rate due to state and foreign income taxes and adjustments associated with uncertain tax positions. The decrease in income tax expense for the three months ended September 30, 2026 compared to the same period in 2025 was primarily driven by the timing and amount of third-party transferable tax credit purchases. The decrease in income tax expense for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily driven by lower domestic income before income taxes.
Consolidated net income (loss) attributable to noncontrolling interests changed for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to our production and licensing of stage plays and our regional sports networks, partially offset by Universal Beijing Resort. Consolidated net income (loss) attributable to noncontrolling interests changed for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to our regional sports networks, Universal Beijing Resort and our production and licensing of stage plays.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. See Note 2 for additional information on our segments.
Connectivity & Platforms Results of Operations

	Three Months Ended September 30,		Change	Constant Currency Change(b)	Nine Months Ended September 30,		Change	Constant Currency Change(b)
(in millions)	2026	2025	%	%	2026	2025	%	%
Revenue
Residential Connectivity & Platforms	$17,018	$17,636	(3.5)%	(3.4)%	$51,464	$53,140	(3.2)%	(3.7)%
Business Services Connectivity	2,645	2,576	2.7	2.7	7,956	7,647	4.0	4.0
Total Connectivity & Platforms revenue	$19,663	$20,212	(2.7)%	(2.6)%	$59,420	$60,787	(2.2)%	(2.8)%
Adjusted EBITDA
Residential Connectivity & Platforms	$6,110	$6,484	(5.8)%	(5.8)%	$18,992	$20,332	(6.6)%	(6.8)%
Business Services Connectivity	1,478	1,454	1.7	1.7	4,471	4,320	3.5	3.5
Total Connectivity & Platforms Adjusted EBITDA	$7,588	$7,938	(4.4)%	(4.4)%	$23,463	$24,652	(4.8)%	(5.0)%
Adjusted EBITDA Margin(a)
Residential Connectivity & Platforms	35.9%	36.8%	(90) bps	(90) bps	36.9%	38.3%	(140) bps	(120) bps
Business Services Connectivity	55.9	56.4	(50) bps	(50) bps	56.2	56.5	(30) bps	(30) bps
Total Connectivity & Platforms Adjusted EBITDA margin	38.6%	39.3%	(70) bps	(70) bps	39.5%	40.6%	(110) bps	(90) bps
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
We continue to focus on growing our higher-margin connectivity businesses while managing overall operating costs, including through cost saving initiatives designed to simplify our operations and improve efficiency. We also continue to invest in our network to support higher-speed broadband offerings and to expand the number of residential and business passings. Our customer relationship net additions/(losses) continue to be negatively impacted by an increasingly competitive environment. We are focused on increasing our residential connectivity revenue. In 2025, we simplified our broadband pricing structure and began offering a free wireless line for one year to new and existing domestic broadband customers, which we expect will improve customer retention and strengthen our ability to compete for new customers, but will negatively impact average domestic broadband revenue per customer. We also expect continued declines in video revenue as a result of domestic customer net losses due to shifting video consumption patterns and the competitive environment, although customer net losses typically mitigate the impact of continued rate increases on programming expenses, as well as continued declines in other revenue related to declines in wireline voice revenue. We are also focused on growing our Business Services Connectivity segment revenue by offering competitive services, including enterprise solutions, and driving higher adoption of our advanced solutions.

Connectivity & Platforms Customer Metrics

			Net Additions / (Losses)
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025	2026	2025
Residential Connectivity & Platforms Customer Relationships(a)
Domestic Residential Connectivity & Platforms customer relationships	30,040	30,642	(139)	(103)	(400)	(530)
International Residential Connectivity & Platforms customer relationships(b)	17,712	17,477	173	(95)	213	(208)
Total Residential Connectivity & Platforms customer relationships(b)	47,751	48,120	33	(199)	(187)	(738)
Domestic Residential Broadband
Domestic broadband residential customers	28,343	28,897	(144)	(91)	(376)	(475)
Domestic residential passings(c)	59,712	58,641
Domestic broadband residential penetration of residential passings(d)	47.5%	49.3%
Domestic Wireless
Domestic wireless lines(e)	10,555	8,941	368	414	1,251	1,115
Domestic Video
Domestic video customers	10,394	11,515	(274)	(257)	(876)	(1,008)
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

	Three Months Ended September 30,		Change	Constant Currency Change(g)	Nine Months Ended September 30,		Change	Constant Currency Change(g)
(in millions)	2026	2025	%	%	2026	2025	%	%
Costs and Expenses
Programming(a)	$3,624	$3,952	(8.3)%	(8.1)%	$11,109	$12,057	(7.9)%	(8.8)%
Technical and support(b)	1,972	2,019	(2.4)	(2.1)	5,853	5,873	(0.3)	(0.8)
Direct product costs(c)	2,165	1,911	13.3	13.5	6,118	5,366	14.0	12.7
Marketing and promotion(d)	1,319	1,332	(0.9)	(0.8)	3,967	3,822	3.8	3.2
Customer service(e)	690	707	(2.4)	(2.3)	2,037	2,066	(1.4)	(1.9)
Other(f)	2,305	2,353	(2.0)	(1.9)	6,873	6,951	(1.1)	(1.7)
Total Connectivity & Platforms costs and expenses	$12,075	$12,274	(1.6)%	(1.4)%	$35,957	$36,135	(0.5)%	(1.3)%
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
Residential Connectivity & Platforms Segment Results of Operations

	Three Months Ended September 30,		Change	Constant Currency Change(a)	Nine Months Ended September 30,		Change	Constant Currency Change(a)
(in millions)	2026	2025(b)%		%	2026	2025(b)%		%
Revenue
Domestic broadband	$6,241	$6,550	(4.7)%	(4.7)%	$18,859	$19,878	(5.1)%	(5.1)%
Domestic wireless service	1,050	915	14.7	14.7	3,035	2,647	14.6	14.6
Domestic convergence revenue	7,292	7,466	(2.3)	(2.3)	21,894	22,525	(2.8)	(2.8)
Domestic wireless equipment	475	331	43.6	43.6	1,296	917	41.3	41.3
International connectivity	1,314	1,275	3.1	3.5	3,800	3,626	4.8	2.3
Total residential connectivity	9,081	9,071	0.1	0.2	26,991	27,068	(0.3)	(0.6)
Video	5,910	6,475	(8.7)	(8.5)	18,257	19,681	(7.2)	(8.1)
Advertising	918	893	2.9	3.1	2,831	2,743	3.2	2.1
Other	1,109	1,197	(7.3)	(7.2)	3,386	3,649	(7.2)	(7.8)
Total revenue	17,018	17,636	(3.5)	(3.4)	51,464	53,140	(3.2)	(3.7)
Costs and Expenses
Programming	3,624	3,952	(8.3)	(8.1)	11,109	12,057	(7.9)	(8.8)
Other	7,284	7,200	1.2	1.4	21,363	20,751	3.0	2.2
Total costs and expenses	10,908	11,152	(2.2)	(2.0)	32,472	32,808	(1.0)	(1.9)
Adjusted EBITDA	$6,110	$6,484	(5.8)%	(5.8)%	$18,992	$20,332	(6.6)%	(6.8)%
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
Residential Connectivity & Platforms Segment – Revenue
Domestic broadband revenue primarily consists of revenue from sales of broadband services to residential customers in the United States, including equipment and installation services. Domestic broadband revenue also includes commission revenue from the sale of DTC streaming services that a customer is entitled to receive through a broadband service offering, revenue from streaming devices available to our broadband customers and revenue from other converged offerings.
Domestic broadband revenue decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to decreases in average rates and declines in the number of domestic broadband customers.
Domestic wireless service revenue primarily consists of revenue from sales of wireless services to residential customers in the United States.
Domestic wireless service revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to increases in the number of customer lines and the conversion of promotional free wireless lines to paid service.
Domestic wireless equipment revenue primarily consists of revenue from sales of wireless devices, including handsets, tablets and smart watches, to residential customers in the United States.
Domestic wireless equipment revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to increases in device sales.

International connectivity revenue primarily consists of revenue from sales of broadband services, including equipment and installation services, wireless devices and wireless services to residential customers in the United Kingdom and Italy.
International connectivity revenue increased for the three months ended September 30, 2026 compared to the same period in 2025 due to an increase in wireless revenue, primarily reflecting higher equipment revenue.
International connectivity revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the positive impact of foreign currency, an increase in wireless revenue, reflecting higher equipment and services revenue, and an increase in broadband revenue primarily reflecting higher average rates.
Video revenue primarily consists of revenue from sales of video services to residential and business customers across the Connectivity & Platforms markets, including equipment and installation services. Video revenue includes pay-per-view and other transactional revenue and franchise fees, and revenue from sales of certain hardware, including Sky Glass smart televisions. Video revenue also includes commission revenue from DTC streaming services that a customer is entitled to receive through a video service offering.
Video revenue decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to declines in the overall number of video customers. The decrease for the nine months ended September 30, 2026 was partially offset by the positive impact of foreign currency.
Advertising revenue primarily consists of revenue from the sale of advertising across our platforms in the Connectivity & Platforms markets, including advertising received as part of our distribution agreements with cable networks in the United States, and advertising on Sky-branded entertainment television networks and on our digital properties. Advertising also includes revenue where we enter into representation agreements under which we sell advertising on behalf of third parties and from our advanced advertising businesses.
Advertising revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to higher domestic political advertising and increases in revenue from our advanced advertising business, partially offset by lower international advertising and lower domestic nonpolitical advertising. The increase for the nine months ended September 30, 2026 also includes the positive impact of foreign currency.
Other revenue primarily consists of revenue in the Connectivity & Platforms markets from sales of wireline voice services to residential customers; sales of certain of our residential security and automation services; the licensing of our technology platforms to other multichannel video providers; the distribution of certain of our Sky-branded entertainment television networks to third-party video service providers; commissions from electronic retailing networks; and certain billing and collection fees.
Other revenue decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to decreases in residential wireline voice revenue driven by declines in the number of customers.
Residential Connectivity & Platforms Segment – Costs and Expenses
Programming expenses decreased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to declines in the number of domestic video subscribers. The decrease for the nine months ended September 30, 2026 is partially offset by the impact of foreign currency.
Other expenses increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to increased direct product costs mainly due to growth in our domestic wireless business, partially offset by lower technical and support expenses.
Other expenses increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increased direct product costs mainly due to growth in our domestic wireless business, the impact of foreign currency and increased spending on marketing and promotion, partially offset by lower technical and support expenses.
Business Services Connectivity Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$2,645	$2,576	2.7%	$7,956	$7,647	4.0%
Costs and expenses	1,167	1,122	4.0	3,485	3,327	4.8
Adjusted EBITDA	$1,478	$1,454	1.7%	$4,471	$4,320	3.5%
Business services connectivity revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to increases in revenue from enterprise solutions offerings. The increase in enterprise solutions offerings for the nine months ended September 30, 2026 reflects the April 2025 acquisition of Nitel.

Business services connectivity costs and expenses increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to increased direct product costs and increased spending on marketing and promotion. The increase in direct product costs for the nine months ended September 30, 2026 reflects the April 2025 acquisition of Nitel.
Content & Experiences Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue
Media	$5,359	$4,744	13.0%	$18,330	$13,813	32.7%
Studios	2,967	3,000	(1.1)	9,433	8,258	14.2
Theme Parks	2,597	2,717	(4.4)	7,341	6,943	5.7
Headquarters and Other	14	15	(8.8)	47	35	35.3
Eliminations	(400)	(579)	30.9	(1,945)	(1,877)	(3.7)
Total Content & Experiences revenue	$10,537	$9,898	6.5%	$33,205	$27,173	22.2%
Adjusted EBITDA
Media	$769	$247	NM	$1,051	$1,037	1.4%
Studios	402	339	18.6	1,158	674	72.0
Theme Parks	780	940	(17.1)	1,939	1,995	(2.8)
Headquarters and Other	(191)	(204)	6.2	(614)	(600)	(2.4)
Eliminations	40	69	42.2	(75)	140	NM
Total Content & Experiences Adjusted EBITDA	$1,800	$1,392	29.3%	$3,461	$3,246	6.6%
Percentage changes that are considered not meaningful are denoted with NM.
We operate our Media segment as a combined television and streaming business. We expect that the number of subscribers and audience ratings at our linear television networks will continue to decline as a result of the competitive environment and shifting video consumption patterns, which we aim to mitigate over time by growth in both paid subscribers and advertising revenue at Peacock. We expect to continue to incur significant costs related to content and marketing at Peacock. Revenue and programming and production costs are also impacted by the timing of certain sporting events, including the Milan Cortina Olympics and Super Bowl in the first quarter of 2026 and the FIFA World Cup in the second and third quarters of 2026, as well as the NBA season which began in the fourth quarter of 2025.
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

Media Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue
Domestic advertising	$1,783	$1,556	14.6%	$7,399	$4,418	67.5%
Domestic distribution	2,069	1,690	22.4	6,345	4,990	27.2
International networks	1,270	1,239	2.5	3,892	3,642	6.9
Other	236	259	(8.9)	693	764	(9.3)
Total revenue	5,359	4,744	13.0	18,330	13,813	32.7
Costs and Expenses
Programming and production	3,288	3,359	(2.1)	13,291	9,401	41.4
Marketing and promotion	326	287	13.5	1,020	878	16.1
Other	976	851	14.8	2,968	2,497	18.9
Total costs and expenses	4,590	4,497	2.1%	17,278	12,777	35.2%
Adjusted EBITDA	$769	$247	NM	$1,051	$1,037	1.4%
Percentage changes that are considered not meaningful are denoted with NM.
Media Segment – Revenue
Revenue increased for the three months ended September 30, 2026 compared to the same period in 2025, including the impact of the FIFA World Cup in the third quarter of 2026. Excluding incremental revenue associated with this event, revenue for the three months ended September 30, 2026 increased primarily due to increases in domestic distribution and international networks revenue. Revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the Milan Cortina Olympics, Super Bowl and FIFA World Cup in 2026. Excluding incremental revenue associated with these events, revenue for the nine months ended September 30, 2026 increased due to increases in domestic distribution, domestic advertising and international networks revenue.

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Total revenue	$5,359	$4,744	13.0%	$18,330	$13,813	32.7%
Olympics, Super Bowl, and FIFA World Cup	224	—	NM	2,842	—	NM
Total revenue, excluding Olympics, Super Bowl and FIFA World Cup	$5,136	$4,744	8.3%	$15,488	$13,813	12.1%
Total domestic advertising revenue	$1,783	$1,556	14.6%	$7,399	$4,418	67.5%
Olympics, Super Bowl, and FIFA World Cup	224	—	NM	2,581	—	NM
Domestic advertising revenue, excluding Olympics, Super Bowl and FIFA World Cup	$1,560	$1,556	0.3%	$4,819	$4,418	9.1%
Total domestic distribution revenue	$2,069	$1,690	22.4%	$6,345	$4,990	27.2%
Olympics	—	—	NM	262	—	NM
Domestic distribution revenue, excluding Olympics	$2,069	$1,690	22.4%	$6,084	$4,990	21.9%
Percentage changes that are considered not meaningful are denoted with NM.
Domestic advertising revenue primarily consists of revenue generated from sales of advertising on our linear television networks and other digital properties operating predominantly in the United States, and on Peacock.
Domestic advertising revenue increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to the impact of the FIFA World Cup in the third quarter of 2026. Excluding incremental revenue associated with this event, domestic advertising revenue remained consistent for the three months ended September 30, 2026 primarily due to an increase in revenue at Peacock, offset by a decrease in revenue at our linear television networks.
Domestic advertising revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the Milan Cortina Olympics, Super Bowl and FIFA World Cup in 2026. Excluding incremental revenue associated with these events, domestic advertising revenue increased for the nine months ended September 30, 2026 primarily due to an increase in revenue at Peacock and an increase in revenue at our linear television networks.
Domestic distribution revenue primarily consists of revenue generated from Peacock subscription fees and from the distribution of our television networks operating predominantly in the United States to traditional and virtual multichannel video providers, and from NBC-affiliated and Telemundo-affiliated local broadcast television stations.

Domestic distribution revenue increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in revenue at Peacock driven by higher average rates and an increase in paid subscribers compared to the prior year period. Domestic distribution revenue for our linear networks remained consistent primarily due to contractual rate increases, offset by a decline in the number of subscribers.
Domestic distribution revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025, including the impact of the Milan Cortina Olympics in the first quarter of 2026. Excluding incremental revenue associated with this event, domestic distribution revenue increased for the nine months ended September 30, 2026 primarily due to an increase in revenue at Peacock driven by higher average rates and an increase in paid subscribers compared to the prior year period, partially offset by a decrease in revenue at our linear television networks. The decrease at our linear television networks was primarily due to a decline in the number of subscribers, partially offset by contractual rate increases.
International networks revenue primarily consists of revenue generated by our networks and other digital properties operating predominantly outside the United States, including the Sky Sports networks in the United Kingdom and Italy. This revenue primarily results from the distribution of our television networks to traditional and virtual multichannel video providers and other platforms, as well as sales of advertising. A significant portion of this revenue comes from the Residential Connectivity & Platforms segment.
International networks revenue increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in revenue from certain international digital properties.
International networks revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in revenue from certain international digital properties and to the positive impact of foreign currency.
Other revenue primarily consists of revenue generated from the licensing of our owned content and revenue generated from the commission earned from our commercial services agreement with Versant.
* * *
Media segment total revenue included $1.8 billion and $5.8 billion related to Peacock for the three and nine months ended September 30, 2026, respectively, including amounts related to the FIFA World Cup for the three months ended September 30, 2026 and to the Milan Cortina Olympics, Super Bowl and FIFA World Cup for the nine months ended September 30, 2026. Media segment total revenue included $1.4 billion and $3.8 billion related to Peacock for the three and nine months ended September 30, 2025, respectively. Peacock revenue includes advertising, distribution and other revenue for our Peacock DTC streaming service, as well as distribution and advertising revenue from NBC Sports Network due to shared programming. We had 48 million and 41 million paid subscribers of Peacock as of September 30, 2026 and 2025, respectively. Peacock paid subscribers represent customers from which we recognize distribution revenue from the Peacock service, including both customers that pay us directly and customers receiving the service through arrangements with companies who sell Peacock on our behalf. In these arrangements, paid subscribers are counted based on the terms of the arrangement when the related revenue is recognized. As a result, certain customers are counted when they activate their account, while other customers are counted when the Peacock service is made available to them as part of their bundled service offering regardless of whether it is activated.
Media Segment – Costs and Expenses
Programming and production costs primarily consist of the amortization of owned and licensed content, including sports rights, direct production costs, production overhead, on-air talent costs and costs associated with the distribution of our television networks to multichannel video providers.
Programming and production costs decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to lower programming costs at Peacock and our international networks, partially offset by costs associated with the FIFA World Cup in the current year period.
Programming and production costs increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to costs associated with the Milan Cortina Olympics, Super Bowl and FIFA World Cup and an increase due to the impact of NBA rights in the current year period.
Marketing and promotion expenses primarily consist of the costs associated with promoting Peacock and our television networks.
Marketing and promotion expenses increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to higher costs related to marketing for entertainment programming on our linear networks and for Peacock.

Marketing and promotion expenses increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to higher costs associated with the Milan Cortina Olympics and FIFA World Cup, and higher costs related to marketing for Peacock.
Other expenses primarily consist of salaries, employee benefits, rent and other overhead expenses.
Other expenses increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to an increase in costs related to Peacock. The increase for the nine months ended September 30, 2026 also included increases in costs related to the Milan Cortina Olympics and Super Bowl.
* * *
Media segment total costs and expenses included $1.6 billion and $5.8 billion related to Peacock for the three and nine months ended September 30, 2026, respectively, including amounts related to the FIFA World Cup for the three months ended September 30, 2026 and to the Milan Cortina Olympics, Super Bowl, and FIFA World Cup for the nine months ended September 30, 2026. Media segment total costs and expenses included $1.6 billion and $4.4 billion related to Peacock for the three and nine months ended September 30, 2025, respectively.
Studios Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue
Content licensing	$1,553	$2,035	(23.7)%	$6,326	$6,014	5.2%
Theatrical	1,129	639	76.6	2,217	1,209	83.3
Other	285	326	(12.7)	890	1,035	(14.0)
Total revenue	2,967	3,000	(1.1)	9,433	8,258	14.2
Costs and Expenses
Programming and production	1,912	1,962	(2.6)	6,194	5,526	12.1
Marketing and promotion	412	436	(5.5)	1,330	1,280	3.9
Other	241	264	(8.5)	750	779	(3.6)
Total costs and expenses	2,565	2,661	(3.6)	8,274	7,585	9.1
Adjusted EBITDA	$402	$339	18.6%	$1,158	$674	72.0%
Studios Segment – Revenue
Content licensing revenue decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to the timing of when content was made available by our television studios under licensing agreements.
Content licensing revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the timing of when content was made available by our television studios under licensing agreements, mostly driven by a renewed licensing agreement for content exclusively available for streaming on Peacock in the current year period.
Theatrical revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to higher revenue from recent releases. Recent releases include The Odyssey, Minions & Monsters and Obsession for the three and nine months ended September 30, 2026, as well as The Super Mario Galaxy Movie and the international distribution of Michael for the nine months ended September 30, 2026.
Studios Segment – Costs and Expenses
Programming and production costs decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to lower costs associated with content licensing sales, partially offset by higher costs associated with theatrical releases.
Programming and production costs increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to higher costs associated with theatrical releases.
Marketing and promotion expenses decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to decreased spending on recent and upcoming theatrical film releases in the current year period.
Marketing and promotion expenses increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increased spending on recent and upcoming theatrical film releases in the current year period.

Theme Parks Segment Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$2,597	$2,717	(4.4)%	$7,341	$6,943	5.7%
Costs and expenses	1,817	1,777	2.3	5,401	4,948	9.2
Adjusted EBITDA	$780	$940	(17.1)%	$1,939	$1,995	(2.8)%
Theme parks segment revenue decreased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to lower revenue from park admissions, including from the impact of increased promotional activity.
Theme parks segment revenue increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to higher revenue driven by the opening of Epic Universe in May 2025, partially offset by a decrease at our international theme parks.
Theme parks segment costs and expenses increased for the three months ended September 30, 2026 compared to the same period in 2025 primarily due to operating costs associated with our domestic theme parks, partially offset by a decrease in operating costs at our international theme parks.
Theme parks segment costs and expenses increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to operating costs associated with Epic Universe.
Content & Experiences Headquarters, Other and Eliminations
Headquarters and Other Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$14	$15	(8.8)%	$47	$35	35.3%
Costs and expenses	205	219	(6.3)	661	635	4.2
Adjusted EBITDA	$(191)	$(204)	6.2%	$(614)	$(600)	(2.4)%
Headquarters and Other expenses primarily consist of overhead, personnel and other costs necessary to operate the Content & Experiences business.
Eliminations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$(400)	$(579)	(30.9)%	$(1,945)	$(1,877)	3.7%
Costs and expenses	(440)	(648)	(32.1)	(1,871)	(2,016)	(7.2)
Adjusted EBITDA	$40	$69	(42.2)%	$(75)	$140	NM
Percentage changes that are considered not meaningful are denoted with NM.
Amounts represent eliminations of transactions between segments in our Content & Experiences business, the most significant being content licensing between the Studios and Media segments, which are affected by the timing of recognition of content licenses. The nine months ended September 30, 2026 includes the impact of a renewed licensing agreement for content exclusively available for streaming on Peacock.
Eliminations increase or decrease to the extent that additional content is made available to our other segments within the Content & Experiences business. Refer to Note 2 for additional information on transactions between our segments.

Corporate, Other and Eliminations
Corporate and Other Results of Operations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$341	$315	8.2%	$1,134	$1,027	10.4%
Costs and expenses	640	587	8.9	2,051	1,781	15.1
Adjusted EBITDA	$(299)	$(272)	(9.7)%	$(917)	$(755)	(21.5)%
Corporate and Other primarily consists of overhead and personnel costs; our regional sports networks; and Comcast Spectacor, which owns the Philadelphia Flyers and the Xfinity Mobile Arena in Philadelphia, Pennsylvania.
Corporate and Other revenue increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to increases in revenue from our corporate functions, partially offset by decreases from our regional sports networks. The increase for the nine months ended September 30, 2026 also includes an increase in revenue from Comcast Spectacor.
Corporate and Other costs and expenses increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily driven by higher costs related to our corporate functions and increases related to Comcast Spectacor. The higher costs related to our corporate functions included marketing associated with the Milan Cortina Olympics for the nine months ended September 30, 2026.
Eliminations

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025	%	2026	2025	%
Revenue	$(1,242)	$(1,273)	(2.5)%	$(4,000)	$(3,722)	7.5%
Costs and expenses	(1,260)	(1,254)	0.5	(3,991)	(3,735)	6.9
Adjusted EBITDA	$18	$(19)	NM	$(9)	$13	NM
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
Reconciliation from Net Income Attributable to Comcast Corporation to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income attributable to Comcast Corporation	$3,448	$3,332	$9,148	$17,830
Net income (loss) attributable to noncontrolling interests	(87)	(83)	(341)	(241)
Income tax expense	1,084	1,218	2,983	6,017
Interest expense	962	1,128	3,108	3,283
Investment and other (income) loss, net	(88)	(61)	(283)	(9,705)
Depreciation	2,385	2,353	7,108	6,934
Amortization	1,314	1,666	4,144	5,089
Transaction costs(a)	22	26	73	82
Transaction-related costs(b)	4	90	4	166
Other adjustments(c)	61	—	(7)	29
Adjusted EBITDA	$9,106	$9,669	$25,938	$29,484
(a)Transaction costs are incremental costs directly related to effectuating the Versant Separation and the proposed NBCUniversal Spin-off and primarily include advisory, legal and audit fees, as well as legal entity separation costs. The three and nine months ended September 30, 2026 include $22 million of transaction costs related to the proposed NBCUniversal Spin-off. The nine months ended September 30, 2026 also include $51 million of transaction costs related to the Versant Separation. The three and nine months ended September 30, 2025 include $26 million and $82 million, respectively, of transaction costs related to the Versant Separation.
(b)Transaction-related costs are incremental costs incurred related to the Versant Separation and the proposed NBCUniversal Spin-off, including costs that reflect strategic decisions about how the related stand-alone businesses will be structured or operated, which may be different than if they remained part of Comcast. Transaction-related costs primarily include certain separation-related employee compensation, severance and retention bonuses; IT separation and implementation costs; and other one-time costs. The three and nine months ended September 30, 2026 include $4 million of transaction-related costs related to the proposed NBCUniversal Spin-off. The three and nine months ended September 30, 2025 include $90 million and $166 million, respectively, of transaction-related costs related to the Versant Separation.
(c)Amounts represent the impact of certain other events, gains, losses or other charges that are excluded from Adjusted EBITDA. The three and nine months ended September 30, 2026 include certain share-based compensation expenses and costs related to our investment portfolio. The nine months ended September 30, 2026 also include a gain related to a legal settlement. The three and nine months ended September 30, 2025 include costs related to our investment portfolio.
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

Reconciliation of Connectivity & Platforms Constant Currency

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Residential Connectivity & Platforms	$17,636	$(22)	$17,613	$53,140	$325	$53,466
Business Services Connectivity	2,576	—	2,576	7,647	2	7,648
Total Connectivity & Platforms revenue	$20,212	$(22)	$20,189	$60,787	$327	$61,114
Adjusted EBITDA
Residential Connectivity & Platforms	$6,484	$—	$6,485	$20,332	$46	$20,378
Business Services Connectivity	1,454	—	1,454	4,320	(1)	4,318
Total Connectivity & Platforms Adjusted EBITDA	$7,938	$—	$7,939	$24,652	$44	$24,696
Adjusted EBITDA Margin
Residential Connectivity & Platforms	36.8%	— bps	36.8%	38.3%	(20) bps	38.1%
Business Services Connectivity	56.4	— bps	56.4	56.5	— bps	56.5
Total Connectivity & Platforms Adjusted EBITDA margin	39.3%	— bps	39.3%	40.6%	(20) bps	40.4%

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Costs and Expenses
Programming	$3,952	$(9)	$3,943	$12,057	$119	$12,176
Technical and support	2,019	(5)	2,014	5,873	26	5,899
Direct product costs	1,911	(4)	1,907	5,366	64	5,430
Marketing and promotion	1,332	(2)	1,330	3,822	23	3,845
Customer service	707	(1)	706	2,066	10	2,077
Other	2,353	(3)	2,350	6,951	41	6,991
Total Connectivity & Platforms costs and expenses	$12,274	$(23)	$12,251	$36,135	$283	$36,418
Reconciliation of Residential Connectivity & Platforms Constant Currency

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in millions)	As Reported	Effects of Foreign Currency	Constant Currency Amounts	As Reported	Effects of Foreign Currency	Constant Currency Amounts
Revenue
Domestic broadband	$6,550	$—	$6,550	$19,878	$—	$19,878
Domestic wireless service	915	—	915	2,647	—	2,647
Domestic convergence revenue	7,466	—	7,466	22,525	—	22,525
Domestic wireless equipment	331	—	331	917	—	917
International connectivity	1,275	(5)	1,270	3,626	89	3,715
Total residential connectivity	9,071	(5)	9,066	27,068	89	27,157
Video	6,475	(14)	6,461	19,681	182	19,864
Advertising	893	(2)	891	2,743	29	2,772
Other	1,197	(1)	1,195	3,649	25	3,673
Total revenue	17,636	(22)	17,613	53,140	325	53,466
Costs and Expenses
Programming	3,952	(9)	3,943	12,057	119	12,176
Other	7,200	(14)	7,186	20,751	160	20,912
Total costs and expenses	11,152	(23)	11,129	32,808	280	33,088
Adjusted EBITDA	$6,484	$—	$6,485	$20,332	$46	$20,378

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
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in billions)	2026	2025
Cash provided by operating activities	$22.9	$24.8
Cash used in investing activities	$(10.2)	$(11.7)
Cash used in financing activities	$(15.5)	$(11.1)

(in billions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$7.6	$9.5
Restricted cash included in other current assets and other noncurrent assets, net	$0.1	$1.1
Debt	$87.4	$98.9
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
We maintain significant availability under our revolving credit facility and our commercial paper program to meet our short-term liquidity requirements. Our commercial paper program generally provides a lower-cost source of borrowing to fund our short-term working capital requirements. As of September 30, 2026, amounts available under our revolving credit facility, net of amounts outstanding under our commercial paper program and outstanding letters of credit and bank guarantees, totaled $11.8 billion.
Our revolving credit facility contains a financial covenant pertaining to leverage, which is the ratio of debt to EBITDA, as defined in the agreement. Compliance with this financial covenant is tested on a quarterly basis. As of September 30, 2026, we met this financial covenant, and we expect to remain in compliance with this financial covenant.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating income	$14,616	$17,184
Depreciation and amortization	11,252	12,023
Noncash share-based compensation	1,134	1,014
Changes in operating assets and liabilities	(250)	(783)
Payments of interest	(2,646)	(2,682)
Payments of income taxes	(1,497)	(2,378)
Proceeds from investments and other	276	423
Net cash provided by operating activities	$22,886	$24,802
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily related to the timing of amortization and related payments for our film and television costs, including the timing of sports, and the timing of third-party transferable tax credits purchases, partially offset by increases in accounts receivable and decreases in deferred revenue.

Payments of income taxes decreased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the timing and amount of third-party transferable tax credit purchases, an income tax refund received in the current year period related to a capital loss carryback and additional deductions allowed under legislation enacted in 2025.
Legislation signed into law in 2025 in the United States is expected to continue to significantly reduce our payments of income taxes over the next several years, with variability across the years, primarily due to additional depreciation deductions.
Proceeds from investments and other decreased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a gain on a legal settlement in the current year period, with the related proceeds included in investing activities.
Investing Activities
Net cash used in investing activities decreased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to the acquisition of Nitel in 2025, the purchase of an equity method investment in the prior year period, proceeds from a legal settlement in the current year period and proceeds from the sale of our Sky operations in Germany in the current year period (see Note 6). This decrease was partially offset by additional proceeds received in the prior year period for the sale of our interest in Hulu, an increase in capital expenditures and proceeds from the sale of a nonmarketable security in the prior year period. Capital expenditures increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to increased spending by the Connectivity & Platforms businesses, partially offset by decreased spending by the Content & Experiences businesses. The increased spending by Connectivity & Platforms was primarily on customer premise equipment and scalable infrastructure, partially offset by decreased spending on line extensions. The decreased spending by Content & Experiences was primarily driven by the opening of Epic Universe in 2025, partially offset by increased spending on the development of other destinations and experiences.
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
Financing Activities
Net cash used in financing activities increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to higher repurchases and repayments of debt, cash transferred to Versant, net in the current year period and lower proceeds from borrowings, partially offset by lower repurchases of common stock under our share repurchase program and employee plans in the current year period.
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
For the nine months ended September 30, 2026, we made debt repayments of $10.4 billion, including the early purchase of $4.1 billion of senior notes maturing between January 2027 and June 2029 and $427 million of other senior notes, as well as $2.1 billion of 3.150% Notes due March 2026 and $629 million of 5.350% Notes due November 2027, which were paid using the proceeds from the distribution from Versant, together with cash on hand. We also made debt repayments of $3.0 billion principal amount of notes due at maturity.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. Any such repurchases may be effected through privately negotiated transactions, market transactions, tender offers, redemptions or otherwise. In particular, we may repurchase varying amounts of our outstanding public notes and debentures with short to medium term maturities through privately negotiated or market transactions. See Notes 5, 6 and 7 for additional information on our financing activities.

Share Repurchases and Dividends
In January 2025, our Board of Directors terminated the existing share repurchase program authorization and approved a new share repurchase program authorization of $15.0 billion, which has no expiration date. During the nine months ended September 30, 2026, we repurchased a total of 76 million shares of our Class A common stock for $2.2 billion under this share repurchase program. We did not purchase any shares outside of this program. As of September 30, 2026, we had $6.7 billion remaining under the authorization. In connection with the proposed NBCUniversal Spin-off, we suspended our share repurchase program as of the beginning of the third quarter of 2026.
In addition, we paid $358 million and $356 million for the nine months ended September 30, 2026 and 2025, respectively, related to employee taxes associated with the administration of our share-based compensation plans and excise taxes related to share repurchases.
In January 2026, our Board of Directors approved a dividend consistent with the prior year of $1.32 per share on an annualized basis. During the nine months ended September 30, 2026, we paid dividends of $3.6 billion. In July 2026, our Board of Directors approved our third quarter dividend of $0.33 per share, to be paid in October 2026. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
Debt and Guarantee Structure

(in billions)	September 30, 2026	December 31, 2025
Debt Subject to Cross-Guarantees
Comcast	$84.4	$93.3
NBCUniversal(a)	1.6	1.6
Comcast Cable(a)	0.3	0.9
	86.3	95.8
Debt Subject to One-Way Guarantees
Sky	1.5	2.7
Other(a)	0.1	0.1
	1.7	2.9
Debt Not Guaranteed
Universal Beijing Resort(b)	3.7	3.6
Other(c)	1.4	2.5
	5.2	6.1
Debt issuance costs, premiums, discounts, fair value adjustments for acquisition accounting and hedged positions, net	(5.8)	(5.9)
Total debt	$87.4	$98.9
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
As of September 30, 2026 and December 31, 2025, the combined Guarantors have noncurrent notes payable to non-guarantor subsidiaries of $124 billion and $107 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $16 billion and $14 billion, respectively. This financial information is that of the Guarantors presented on a combined basis with intercompany balances between the Guarantors eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries. The underlying net assets of the non-guarantor subsidiaries are significantly in excess of the Guarantor obligations. Excluding investments in non-guarantor subsidiaries, external debt and the noncurrent notes payable and receivable with non-guarantor subsidiaries, the Guarantors do not have material assets, liabilities or results of operations.
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
As of September 30, 2026 and December 31, 2025, Comcast and Comcast Holdings, the combined issuer and guarantor of the guaranteed subordinated debt, have noncurrent senior notes payable to non-guarantor subsidiaries of $88 billion and $71 billion, respectively, and noncurrent notes receivable from non-guarantor subsidiaries of $12 billion and $11 billion, respectively. This financial information is that of Comcast and Comcast Holdings presented on a combined basis with intercompany balances between Comcast and Comcast Holdings eliminated. The combined financial information excludes financial information of non-guarantor subsidiaries of Comcast and Comcast Holdings. The underlying net assets of the non-guarantor subsidiaries of Comcast and Comcast Holdings are significantly in excess of the obligations of Comcast and Comcast Holdings. Excluding investments in non-guarantor subsidiaries, external debt, and the noncurrent notes payable and receivable with non-guarantor subsidiaries, Comcast and Comcast Holdings do not have material assets, liabilities or results of operations.

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
We believe our estimates associated with the valuation and impairment testing of goodwill and cable franchise rights are critical in the preparation of our consolidated financial statements. We assessed goodwill for impairment in connection with the Versant Separation and our change in segment composition in the first quarter of 2026. See Note 2 for additional information. Based on our assessment, no impairment was required. We also performed quantitative assessments as of July 1, 2026 for goodwill in each of our reporting units and for our cable franchise rights, pursuant to our practice of performing quantitative assessments from time to time. Based on these assessments, the estimated fair value of each reporting unit and of our cable franchise rights substantially exceeded their carrying values and no impairments were required.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2025, our Board of Directors approved a new share repurchase authorization of $15.0 billion which has no expiration date. In connection with the proposed NBCUniversal Spin-off, we suspended our share repurchase program as of the beginning of the third quarter of 2026. We did not repurchase any shares of our common stock during the three months ended September 30, 2026. As of September 30, 2026, approximately $6.7 billion remained available under our share repurchase authorization.
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective July 13, 2026.
10.2*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective July 13, 2026.
31	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2026, filed with the Securities and Exchange Commission on October 22, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Balance Sheets; (v) the Condensed Consolidated Statements of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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
Date: October 22, 2026